Form 10-Q
period 1992-03-30
ASDAR INC
filed 1997-07-01
CIK 746631

                           SECURITIES & EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q
                    Annual Report Pursuant to Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934

             For the Quarter Ended                     Commission File No.
                SEPTEMBER 30, 1992                         0-13597

                                     ASDAR, INC.

                NEVADA                                     88-0195105
   (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                     Identification No.)

                                 2124 GLASGOW AVENUE
                              CARDIFF, CALIFORNIA 92007
                       (Address of Principal Executive Offices)

Registrant's telephone number including area code: (619) 792-7300

Former Address: 1500 East Tropicana Avenue, #110 Las Vegas, Nevada 89119

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days:

                    Yes      X      No
                           ________   _______

     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock asof the last practical date:

     At September 30, 1992, there were 49,949,915 shares of common stock at $0.001 par value outstanding.
                                     ASDAR, INC.
                                  TABLE OF CONTENTS

PART I    FINANCIAL STATEMENTS

     ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

          Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . .3

          Statements of Operations . . . . . . . . . . . . . . . . . . . .4

          Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .5

          Notes to Financial Statements. . . . . . . . . . . . . . . . . .6

          ITEM 2    MANAGEMENT'S DISCUSSION AND FINANCIAL  CONDITION
                    AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . .6

PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .7

               SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .8

                                     ASDAR, INC.
                              Balance Sheets (Unaudited)
                 September 30, 1992 (Unaudited) and December 31, 1991

                                          (Unaudited)
                                           September     December
                                            30, 1992     31, 1991
                                         ------------  -----------
                                        ASSETS
Current Assets
--------------
  Cash                                    $      127   $      219
                                          -----------  -----------
     Total Assets                         $      127   $      219
                                          ===========  ===========
Non-Current Assets
------------------
  Note Receivable - CES                        1,000        1,000
                                          -----------  -----------
     Total Non-Current Liabilities             1,000        1,000

Land                                             -0-      602,357
-----
Equipment & Furniture                          6,085         9,130
---------------------
Security Deposits                                225          225
                                          -----------  -----------
     Total Assets                         $    7,437   $  614,881
                                          ===========  ===========

                The accompanying notes are an integral part
                        of these financial statements

                                     ASDAR, INC.
                        Balance Sheets (Unaudited) -Continued-
                 September 30, 1992 (Unaudited) and December 31, 1991

                                          (Unaudited)
                                           September     December
                                            30, 1992     31, 1991
                                          -----------  -----------
                         LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accounts Payable                        $   21,733   $   32,325
  Wages Payable                               20,000       20,000
  Accrued Interest                             1,750       23,770
  Loan Payable - Officers                     61,742       31,842
                                          -----------  -----------
     Total Liabilities                       105,225      107,937

Long Term Liabilities
---------------------
  Notes Payable                                  -0-      298,980

Stockholders' Equity
--------------------
  Common Stock, $0.001 Par Value,
   50,000,000 Shares Authorized,
   49,949,915 Shares Issued and
   Outstanding                                49,949       49,949
  Paid In Capital In Excess of Par Value   4,248,709    4,250,459
  Treasury Stock                            (199,167)    (199,167)
  Accumulated Deficit                     (4,197,279)  (3,893,477)
                                          -----------  -----------
     Total Stockholders' Equity              (97,788)     207,764

     Total Liabilities & Stockholders
     Equity                               $    7,437   $  614,881
                                          ===========  ===========

                  The accompanying notes are an integral part
                           of these financial statements

                                     ASDAR, INC.
                         Statements of Operations (Unaudited)
            For the Three Month Periods Ended September 30, 1992 and 1991
               the Nine Month Periods Ended September 30, 1992 and 1991

                               For the                  For the
                         Three Months Ended        Nine Months Ended
                       September   September   September    September
                       30, 1992     30, 1991    30, 1992     30, 1991
                     -----------  ----------- -----------  -----------
Revenues             $      -0-   $    1,998  $      -0-   $    7,014
--------             -----------  ----------- -----------  -----------
Expenses
--------
  Loss on Disposal
    of Assets               -0-          -0-     281,357          -0-
  Salaries                  -0-       15,000         -0-       45,000
  Professional
    Services                -0-       31,248      17,433       83,777
  Depreciation &
    Amortization          1,015          828       3,045        2,484
  Interest Expense          -0-        6,815         -0-       13,646
  General &
    Administrative
   Expenses                  38          663       1,967       43,393
                     -----------  ----------- -----------  -----------
     Total Expenses       1,053       54,554     303,802      188,300
                     -----------  ----------- -----------  -----------
     Net  (Loss)     $   (1,053)  $  (52,556) $ (303,802)  $ (181,286)
                     ===========  =========== ===========  ===========
     (Loss) Per
     Share           $     (.00)  $     (.00) $     (.01)  $     (.00)

     Weighted Average
     Shares
     Outstanding     49,949,915   49,949,915  49,949,915   49,949,915

                 The accompanying notes are an integral part
                          of these financial statements

                                     ASDAR, INC.
                     Statements of Changes in Financial Position
       For the Nine Month Periods Ended September 30, 1992 and 1991 (Unaudited)

                                  For the Nine Month Period Ended
                                           September    September
                                            30, 1992     30, 1991
                                          -----------  -----------

Sources of Cash
---------------
  Shareholders Equity                     $      -0-   $  564,307
  Accounts Payable &
    Accrued Expenses                         (10,592)       2,139
  Notes & Loans Payable                       29,900      299,126
  Accounts & Interest
    Receivable                                   -0-       (5,994)
                                          -----------  -----------
     Total                                    19,308      859,578

Uses of Cash
------------
  For Operations:
   Net (Loss)                               (303,802)    (181,286)
  Items Not Providing (Requiring)
  the Use of Cash:
   Loss on Disposition of Assets             281,357          -0-
   Prepaid Expenses                              -0-      (89,011)
   Depreciation & Amortization                 3,045        2,484
   Land                                          -0-     (602,357)
   Investments                                   -0-       11,100
                                          -----------  -----------
     Total                                   (19,400)    (859,070)
                                          -----------  -----------
     Increase (Decrease) in Cash                 (92)         508

     Cash at Beginning of Period                 219           36
                                          -----------  -----------
     Cash At End of Period                $      127   $      544
                                          ===========  ===========

                 The accompanying notes are an integral part
                          of these financial statements

                                     ASDAR, INC.
                      Notes to Financial Statements (Unaudited)

ITEM I

  All numbered notes and additional information may be obtained by referring to the Company's audited financial statements for the year ended December 31, 1991, set forth in the Annual Report on Form 10-K for that year, which should be read in conjunction with this report.

  The financial information in the balance sheets, statements of operations, and the statement of changes in financial position reflects all adjustments which, in the opinion of management, are necessary to a fair statement for the periods reported.


ITEM II

Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity & Capital Resources
-----------------------------

  The Company has remained inactive for the first nine months of 1992 other than to seek an acquisition. For a complete discussion of the Company's liquidity and capital resources and results of operations for the period January 1, 1991 through December 31, 1991, see the Company's Annual Report, on Form 10-K. Throughout the period ended September 30, 1992, the Registrant remained completely dependent upon its officers and directors to provide liquidity to fund limited operations. During the first three quarters, the Company had insufficient capital resources to conduct business other than with advances from management. The Company is currently working on the acquisition of two Mexican theme restaurant cars with limited gambling facilities in Las Vegas, Nevada.

  The Company's stock was deleted from the NASDAQ System in April 1992 for insufficient assets and shareholders' equity. Management intends to continue to file periodic reports with the SEC to maintain reporting company status.

Results Of Operations
---------------------
  The Company had no operations other than management's attempts to make an acquisition. Such activities were funded by members of management. As a result, the Company suffered losses set forth in the attached financial statements.

                             PART II - OTHER INFORMATION


Item 1   Legal Proceedings

         On October 30, 1992, the Registrant's management signed a Letter of Understanding of settlement with attorneys for Plaintiffs in the federal and state class action securities fraud and RICO lawsuits filed against ASDAR in 1989 in connection with the activities of ASDAR's former President an Board of Chairman Philip Sindler.

         Under the terms of the Agreement, ASDAR has agreed to stipulate to a judgement of eight million dollars ($8,000,000), to be signed in conjunction with the Plaintiffs' execution of a covenant not executed on this judgement against ASDAR. This means that the Plaintiff have agreed not to attempt to collect this judgement against ASDAR. ASDAR's auditors have informed the Company that, as a result of this agreement, the judgement will have no effect upon the Company's balance sheet. In conjunction with the agreement, ASDAR has agreed to cooperate with the Plaintiffs with respect to the production of all non-privileged documents relevant to the pending litigation between the parties, and will agree to stipulate to authenticity of documents where it can do so.

         ASDAR has agreed to appoint an individual, acceptable to both ASDAR and Plaintiffs' counsel, as a Special Officer to supervise the conduct of litigation by ASDAR against third party defendants, such as former officers, directors, attorneys, accountants, and other advisors to the Company where Plaintiffs or Plaintiffs' counsel recommends such litigation be undertaken.
Such Special Officers shall initially serve for a term of one year, and shall be appointed with court approval. Plaintiffs shall be responsible for hiring separate counsel to represent ASDAR in connection with any such actions, and such counsel shall be paid on a contingency basis. Proceeds from any such litigation, if any proceeds are ever obtained from such litigation, shall be paid first to repayment for costs advanced, whether by ASDAR in connection with such actions, and such counsel shall be paid on a contingency basis. Proceeds from any such litigation, if any proceeds are ever obtained from such litigation, shall be paid first to repayment of costs advanced, whether by ASDAR, Plaintiffs of Plaintiff's counsel, in the same proportion as advanced by such parties; second, to the payment of attorney's fees (not to exceed one-third of the gross recovery); and third, to Plaintiff and ASDAR in a ratio of ninety percent (90%) to Plaintiffs' and ten percent (10%) to ASDAR.
In conjunction with such potential third party litigation, on or before November 30, 1992, ASDAR shall deposit litigation, on or before November 30, 1992, ASDAR shall deposit $10,000 into a trust accounts with Plaintiffs' counsel to cover payment of initial costs of such litigation. Such funds shall not be released, under any circumstances, until the settlement described herein is approved by the United States District Court for the Southern District of California, of the Superior Court of the State of California for the County of San Diego. If such approval is not received, the aforementioned 410,000 shall be promptly returned to ASDAR. Under the terms of the agreement, no litigation shall be brought by the Special Officer against the Company's current officers and directors, or any entities or businesses with which they are affiliated.

         On November 9, 1992, ASDAR paid $1,500 to Plaintiffs to pay for class notice in connection with the proposed settlement. On approval of this settlement agreement by the courts, the parties shall enter into full mutual releases. Furthermore, the parties have agreed to cooperate to obtain a determination of good faith settlement from one of the aforementioned courts for this settlement on a "market wide" basis.


Item 2   Changes in the Rights of the Company's Security Holders .  None

Item 3   Defaults by the Company on its Senior Securities. . . . . .None

Item 4   Results of Votes of Security Holders. . . . . . . . . . . .None

Item 5   Other Information . . . . . . . . . . . . . . . . . . . . .None

Item 6   Exhibits and Reports on Form 8-K
         (* Incorporated by reference)

(A)      Exhibit Index - N/A

(B)      Report on Form 8-K, dated March 4, 1992 (Date of Report: February 20,
         1992)*

(C)      Report on Form 8-K, dated March 25, 1992 (Date of Report: March 12,
         1992)*

(D)      Form 8 - Amendment No. 1 to Form 8-K, dated March 25, 1992*

(E)      Report on Form 8-K, dated November 3, 1992 (Date of Report: October 30,
         1992)

                                      SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      ASDAR, INC.

         June 19, 1997                   /s/ Nicholas F. Coscia
Date:    -----------------               By: -----------------------------
         June 19, 1997                       Nicholas F. Coscia
                                             Secretary and Chief Financial
                                             Officer