Form 10-Q
period 1993-03-31
ASDAR INC
filed 1997-07-01
CIK 746631

SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q
                   Annual Report Pursuant to Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934

             For the Quarter Ended                     Commission File No.
               MARCH 31, 1993                              0-13597

                                    ASDAR GROUP

                NEVADA                                     88-0195105
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

                   Yes             No      X
                       -----------    -----------
     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

     At March 31, 1993, there were 49,949,915 shares of common stock at $0.001 par value outstanding.

                                    ASDAR GROUP
                                 TABLE OF CONTENTS

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

          This report on Form 10-Q is for the period ended March 31, 1993, however the report has been filed with the Securities & Exchange Commission in June 1997. To the extent practicable, the disclosure contained has been prepared to speak as of March 31, 1993, the required filing date of the report.

                                    ASDAR GROUP
                                   Balance Sheets
                  March 31, 1993 (Unaudited) and December 31, 1992

                                         (Unaudited)
                                              March     December
                                           31, 1993     31, 1992
                                         -----------  -----------
                                       ASSETS
Current Assets
--------------
  Cash                                   $      -0-   $       25

     Total Assets                        $      -0-   $       25
                                         ===========  ===========
                        LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
-------------------
  Accounts Payable                       $      200   $      100
                                         -----------  -----------
     Total Liabilities                          200          100

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares
   Authorized, at $0.001 Par Value,
   49,949,915 Shares Issued &
   Outstanding                               49,949       49,949
  Paid In Capital                         4,311,951    4,311,951
  Treasury Stock                           (199,167)    (199,167)
  Accumulated Deficit                    (4,162,933)  (4,162,808)
                                         -----------  -----------
     Total Stockholders' Equity                (200)        ( 75)
                                         -----------  -----------
     TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY                $      -0-   $       25
                                         ===========  ===========

                    The accompanying notes are an integral part
                           of these financial statements
                                    ASDAR GROUP
                        Statements of Operations (Unaudited)
             For the Three Month Periods Ended March 31, 1993 and 1992

                                      For the Three Months Ended
                                              March        March
                                           31, 1993     31, 1992
                                         -----------  -----------
Revenues                                 $      -0-   $      -0-
--------                                 -----------  -----------
Expenses
--------
  Other                                         125          100
  Depreciation                                  -0-        1,015
                                         -----------  -----------
     Total Expenses                             125        1,115
                                         -----------  -----------
     Net (Loss)                          $     (125)  $   (1,115)
                                         ===========  ===========
     (Loss) Per Share                    $     (.00)  $     (.00)

     Weighted Average
     Shares Outstanding                  49,949,915   49,949,915


                    The accompanying notes are an integral part
                           of these financial statements
                                    ASDAR GROUP
                        Statements of Cash Flows (Unaudited)
          For the Periods January 1, 1993 & 1992 to March 31, 1993 & 1992

                                               1993         1992
                                         -----------  -----------
Cash Flows from Operating Expenses
----------------------------------

  Net (Loss)                             $     (125)  $   (1,115)
  Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:
   Depreciation                                 -0-        1,015
  Changes in Operating Assets &
   Liabilities:
     Increase (Decrease) in Accounts
     Payable                                    100          100
                                         -----------  -----------
     Net Cash Provided (Used) by
     Operating Activities                       (25)         -0-

Cash Flows From Investing Activities            -0-          -0-
------------------------------------     -----------  -----------
     Net Cash Provided (Used) by
     Investing Activities                       -0-          -0-
                                         -----------  -----------
Cash Flows from Financing Activities            -0-          -0-
------------------------------------     -----------  -----------
     Net Cash Provided (Used) by
     Financing Activities                       -0-          -0-
                                         -----------  -----------
     Increase (Decrease) in Cash                (25)         -0-
                                         -----------  -----------
     Cash at Beginning of Period                 25          219
                                         -----------  -----------
     Cash at End of Period               $      -0-   $      219
                                         ===========  ===========
Disclosures from Operating Activities
-------------------------------------
  Interest                               $      -0-   $      -0-
  Taxes                                         -0-          -0-

                    The accompanying notes are an integral part
                           of these financial statements
                                    ASDAR GROUP
                     Notes to Financial Statements (Unaudited)

ITEM I

NOTE #1 - Basis of Presentation
-------------------------------
  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1993, are not necessary indicative of the results that may be expected for the year ended December 31, 1993.

   For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form
10-K for the year ended December 31, 1992.


ITEM II

Management's Discussion and Analysis of Financial Condition and
Results of Operation

Liquidity & Capital Resources
-----------------------------
  The Company has been inactive for the current year and has no assets with which to conduct business. The Company is dependent upon its officers or shareholders for cash for any purpose.

Results Of Operations
---------------------
  The Company had no operations other than management attempts to make an acquisition. If there were any cost associated with such attempts they were minimal and no expenses were incurred by the Company. The Company's Secretary has abandoned attempts by the Company to make any acquisitions due to the recent behavior of the Company's President as set forth in the Company's Form 8-K dated March 29, 1993.

                            PART II - OTHER INFORMATION
                            ---------------------------

Item 1   Legal Proceedings . . . . . . . . . . . . . . . . . . . .  None

Item 2   Changes in the Rights of the Company's Security Holders .  None

Item 3   Defaults by the Company on its Senior Securities. . . . . .None

Item 4   Results of Votes of Security Holders. . . . . . . . . . . .None

Item 5   Other Information . . . . . . . . . . . . . . . . . . . . .None

Item 6   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .None

                                     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ASDAR GROUP

       June 19, 1997                   /s/ Nicholas F. Coscia
Date:  ------------------              By: ---------------------
                                           Nicholas F. Coscia
                                           Secretary & Chief
                                           Accounting Officer