Form 10-Q
period 1993-06-30
ASDAR INC
filed 1997-07-01
CIK 746631

SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

             For the Quarter Ended                     Commission File No.
                JUNE 30, 1993                              0-13597

                                ASDAR GROUP

                NEVADA                                     88-0195105
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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or forsuch shorter period that the registrant was required to file such reports), and (2) has been subject tosuch filing requirements in the past 90 days:

                    Yes      X       No
                        ----------      ----------
     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock asof the last practical date:

     At June 30, 1993, there were 49,949,915 shares of common stock at $0.001 par valueoutstanding.
                                ASDAR GROUP
                             TABLE OF CONTENTS

PART I    FINANCIAL STATEMENTS

     ITEM 1    FINANCIAL STATEMENTS (Unaudited)

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

     This report on Form 10-Q is for the period ended June 30, 1993, however the report has been filed with the Securities & Exchange
Commission in June 1997. To the extent practicable, the disclosure contained has been prepared to speak as of June 30, 1993, the required filing date of the report.

                                ASDAR GROUP
                               Balance Sheets
               June 30, 1993 (Unaudited) and December 31, 1992

                                            (Unaudited)
                                                  June    December
                                              30, 1993    31, 1992
                                            ----------- -----------
                                   ASSETS
Current Assets
--------------
  Cash                                      $      -0-  $       25
                                            ----------- -----------
     Total Assets                           $      -0-  $       25
                                            =========== ===========
                    LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accounts Payable                          $      200  $      100
                                            ----------- -----------
     Total Liabilities                             200         100

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares
   Authorized, at $0.001 Par Value,
   49,949,915 Shares Issued &
   Outstanding                                  49,949      49,949
  Paid In Capital                            4,311,951   4,311,951
  Treasury Stock                              (199,167)   (199,167)
  Accumulated Deficit                       (4,162,933) (4,162,808)
                                            ----------- -----------
     Total Stockholders' Equity                   (200)       ( 75)
                                            ----------- -----------
     TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY                   $      -0-  $       25
                                            =========== ===========

                The accompanying notes are an integral part
                       of these financial statements

                                ASDAR GROUP
                    Statements of Operations (Unaudited)
          For the Three Month Period Ended June 30, 1993 and 1992
             the Six Month Period Ended June 30, 1993 and 1992

                             For the Three             For the Six
                              Months Ended             Months Ended
                           June         June        June         June
                       30, 1993     30, 1992    30, 1993     30, 1992
                     -----------  ----------- -----------  -----------
Revenues             $      -0-   $      -0-  $      -0-   $      -0-
--------             -----------  ----------- -----------  -----------
Expenses
--------
  Loss on Disposal
    of Assets               -0-      281,357         -0-      281,357
  Professional Fees         -0-       17,433         -0-       17,433
  Rent                      -0-          555         -0-          555
  General &
    Administrative
    Expenses                -0-        1,274         125        1,374
  Depreciation              -0-        1,015         -0-        2,030
                     -----------  ----------- -----------  -----------
     Total Expenses         -0-      301,634         -0-      302,749
                     -----------  ----------- -----------  -----------
     Net (Loss)      $     (-0-)  $ (301,634) $     (125)  $ (302,749)
                     ===========  =========== ===========  ===========
     (Loss) Per
     Share           $     (.00)  $     (.01) $     (.00)  $    (.01)

     Weighted
     Average
     Shares
     Outstanding     49,949,915   49,949,915  49,949,915   49,949,915


                The accompanying notes are an integral part
                       of these financial statements
                                ASDAR GROUP
                    Statements of Cash Flows (Unaudited)
                   For the Periods January 1, 1993 & 1992
                          to June 30, 1993 & 1992

                                                  1993        1992
                                            ----------- -----------
Cash Flows from Operating Expenses
----------------------------------
  Net (Loss)                                $     (125) $ (302,749)
  Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:
   Loss on Disposal of Assets                      -0-     281,357
   Depreciation                                    -0-       2,030
  Changes in Operating Liabilities:
     Increase (Decrease) in Accounts
       Payable                                     100     (10,592)
     Increase in Notes Payable                     -0-      29,900
                                            ----------- -----------
       Net Cash Provided (Used) by
       Operating Activities                        (25)        (54)

Cash Flows From Investing Activities               -0-         -0-
------------------------------------        ----------- -----------
     Net Cash Provided (Used) by
     Investing Activities                          -0-         -0-
                                            ----------- -----------
Cash Flows from Financing Activities               -0-         -0-
------------------------------------        ----------- -----------
     Net Cash Provided (Used) by
     Financing Activities                          -0-         -0-
                                            ----------- -----------
     Increase (Decrease) in Cash                   (25)        (54)
                                            ----------- -----------
     Cash at Beginning of Period                    25         219
                                            ----------- -----------
     Cash at End of Period                  $      -0-  $      165
                                            =========== ===========
Disclosures from Operating Activities
-------------------------------------
  Interest                                  $      -0-  $      -0-
  Taxes                                            -0-         -0-

                The accompanying notes are an integral part
                       of these financial statements
                                ASDAR GROUP
                 Notes to Financial Statements (Unaudited)

ITEM I

NOTE #1 - Basis of Presentation
-------------------------------
  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending June 30, 1993, are not necessarily indicative of the results that may be expected for the year ended December 31, 1993. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1992.


ITEM II

Management's Discussion and Analysis of Financial Condition and
Results of Operation

Liquidity & Capital Resources
-----------------------------
  The Company has been active for the current year and has no assets with which to conduct business. The Company is dependent upon its officers or shareholders for cash for any purpose.

Results Of Operations
---------------------
  The Company had no operations other than management attempts to make an acquisition. If there were any cost associated with such attempts they were minimal and no expenses were incurred by the Company. As reported in the Company's June 8-K filed May 3, 1993 Judge Heep denied the Company's motion to approve its previously announced settlement in the Adams V. Sindler class action lawsuit.

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

Item 2   Changes in the Rights of the Company's Security Holders .  None

Item 3   Defaults by the Company on its Senior Securities. . . . . .None

Item 4   Results of Votes of Security Holders. . . . . . . . . . . .None

Item 5   Other Information . . . . . . . . . . . . . . . . . . . . .None

Item 6   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .
         (a)  None
         (b) The Company filed a current report on Form 8-K dated May 3, 1993 to report certain litigation matters.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



        June 19, 1997                     /s/ Nicholas F. Coscia
Date:    ----------------              By:-----------------------
                                           Nicholas F. Coscia
                                           Secretary & Chief
                                           Accounting Officer