Form 10-Q
period 1994-09-30
ASDAR INC
filed 1997-07-01
CIK 746631

SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q
                   Annual Report Pursuant to Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934

             For the Quarter Ended                     Commission File No.
                SEPTEMBER 30, 1994                         0-13597

                                    ASDAR GROUP

                NEVADA                                     88-0195105
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

     At September 30, 1994, there were 49,949,915 shares of common stock at $0.001 par value outstanding.
                                    ASDAR GROUP
                                 TABLE OF CONTENTS

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

          This report on Form 10-Q is for the period ended September 30, 1994, however the report has been filed with the Securities &
Exchange Commission in June 1997. To the extent practicable, the disclosure contained has been prepared to speak as of September 30, 1994, the required filing date of the report.

                                    ASDAR GROUP
                                   Balance Sheets
                September 30, 1994 (Unaudited) and December 31, 1993

                                         (Unaudited)
                                          September     December
                                           30, 1994     31, 1993
                                         -----------  -----------

                                       ASSETS
Current Assets                           $      -0-   $      -0-
--------------                           -----------  -----------
     Total Assets                        $      -0-   $      -0-

                        LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
-------------------
  Accounts Payable                       $   45,300   $      200
                                         -----------  -----------
     Total Liabilities                       45,300          200

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares
   Authorized, at $0.001 Par Value,
   49,949,915 Shares Issued &
   Outstanding                               49,949       49,949
  Paid In Capital                         4,311,951    4,311,951
  Treasury Stock                           (199,167)    (199,167)
  Accumulated Deficit                    (4,208,033)  (4,162,933)
                                         -----------  -----------
     Total Stockholders' Equity             (45,300)        (200)
                                         -----------  -----------
     TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY                $      -0-   $      -0-
                                         ===========  ===========

                    The accompanying notes are an integral part
                           of these financial statements
                                    ASDAR GROUP
                        Statements of Operations (Unaudited)
            For the Three Month Period Ended September 30, 1994 and 1993
              the Nine Month Period Ended September 30, 1994 and 1993

                           For the Three             For the Nine
                            Months Ended             Months Ended
                      September    September   September    September
                       30, 1994     30, 1993    30, 1994     30, 1993
                     -----------  ----------- -----------  -----------
Revenues             $      -0-   $      -0-  $      -0-   $      -0-

Expenses
--------
  Consulting Fees        15,000          -0-         -0-          -0-
  General &
   Administrative
   Expenses                 -0-          -0-      45,100          125
                     -----------  ----------- -----------  -----------
     Total Expenses      15,000          -0-      45,100         125

     Net  (Loss)     $ (15,000)   $      -0-  $  (45,100)  $     (125)
                     ===========  =========== ===========  ===========
     (Loss) Per
     Share           $     (.00)  $     (.00) $     (.00)  $     (.00)

     Weighted
     Average
     Shares
     Outstanding     49,949,915   49,949,915  49,949,915   49,949,915



                    The accompanying notes are an integral part
                           of these financial statements
                                    ASDAR GROUP
                        Statements of Cash Flows (Unaudited)
                       For the Periods January 1, 1994 & 1993
                            to September 30, 1994 & 1993

                                               1994         1993
                                         -----------  -----------
Cash Flows from Operating Expenses
----------------------------------
  Net (Loss)                             $  (45,100)  $     (125)
  Changes in Operating Liabilities:
     (Increase) Decrease in Accounts
       Payable                               45,100          100
                                         -----------  -----------
     Net Cash Provided (Used) by
     Operating Activities                       -0-          (25)
                                         -----------  -----------
Cash Flows From Investing Activities            -0-          -0-
------------------------------------     -----------  -----------
     Net Cash Provided (Used) by
     Investing Activities                       -0-          -0-
                                         -----------  -----------
Cash Flows from Financing Activities            -0-          -0-
------------------------------------     -----------  -----------
     Net Cash Provided (Used) by
     Financing Activities                       -0-          -0-
                                         -----------  -----------
     Increase (Decrease) in Cash                -0-          (25)
                                         -----------  -----------
     Cash at Beginning of Period                -0-           25
                                         -----------  -----------
     Cash at End of Period               $      -0-   $      -0-
                                         ===========  ===========
Disclosures from Operating Activities
-------------------------------------
  Interest                               $      -0-   $      -0-
  Taxes                                         -0-          -0-

                    The accompanying notes are an integral part
                           of these financial statements
                                    ASDAR GROUP
                     Notes to Financial Statements (Unaudited)

ITEM I

NOTE #1 - Basis of Presentation
-------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending September 30, 1994, are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.


ITEM II

Management's Discussion and Analysis of Financial Condition and
Results of Operation

Liquidity & Capital Resources
-----------------------------
     The Company has been inactive for the current year and has no assets with which to conduct business. The Company is dependent upon its officers or shareholders for cash for any purpose.

Results Of Operations
---------------------
     The Company had no operations other than management attempts to make an acquisition. The Company has accrued $5,000 per month since January 1, 1994, payable to its Secretary for services in its acquisition attempts.

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




                                          ASDAR GROUP
Date: June 19, 1997                    By:/s/ Nicholas F. Coscia
      ----------------------              --------------------
                                           Nicholas F. Coscia
                                           Secretary & Chief
                                           Accounting Officer