Form 10-Q
period 1995-03-31
ASDAR INC
filed 1997-07-01
CIK 746631

SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q
                   Annual Report Pursuant to Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934

             For the Quarter Ended                     Commission File No.
                   MARCH  31, 1995                         0-13597

                                    ASDAR GROUP

                NEVADA                                     88-0195105
   (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                     Identification No.)

                                2124 GLASGOW AVENUE
                             CARDIFF, CALIFORNIA 92007
                      (Address of Principal Executive Offices)

Registrant's telephone number including area code:(619) 792-7300

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

     At March 31, 1995, there were 49,949,915 shares of common stock at $0.001 par value outstanding.
                                    ASDAR GROUP
                                 TABLE OF CONTENTS

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


          This report on Form 10-Q is for the period ended March 31, 1995, however the report has been filed with the Securities & Exchange
Commission in June 1997. To the extent practicable, the disclosure contained has been prepared to speak as of March 31, 1995, the required filing date of the report.

                                    ASDAR GROUP
                                   Balance Sheets
                  March 31, 1995 (Unaudited) and December 31, 1994

                                          (Unaudited)
                                               March     December
                                            31, 1995     31, 1994
                                          -----------  -----------
                                       ASSETS
Current Assets                            $      -0-   $      -0-
--------------                            -----------  -----------
     Total Assets                         $      -0-   $      -0-
                                          ===========  ===========
                        LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accounts Payable                        $   75,400   $   60,300
                                          -----------  -----------
     Total Liabilities                        75,400       60,300

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares
   Authorized, at $0.001 Par Value,
   49,949,915 Shares Issued &
   Outstanding                                49,949       49,949
  Paid In Capital                          4,311,951    4,311,951
  Treasury Stock                            (199,167)    (199,167)
  Accumulated Deficit                     (4,238,133)  (4,223,033)
                                          -----------  -----------
     Total Stockholders' Equity              (75,400)     (60,300)
                                          -----------  -----------
     TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY                 $      -0-   $      -0-
                                          ===========  ===========

  The accompanying notes are an integral part of these financial statements

                                    ASDAR GROUP
                        Statements of Operations (Unaudited)
              For the Three Month Period Ended March 31, 1995 and 1994

                                       For the Three Months Ended
                                               March        March
                                            31, 1995     31, 1994
                                          -----------  -----------
Revenues                                  $      -0-   $      -0-
--------                                  -----------  -----------
Expenses
--------
  Consulting Fees                             15,000       15,000
  General & Administrative
   Expenses                                      100          100
                                          -----------  -----------
     Total Expenses                           15,100       15,100
                                          -----------  -----------
     Net (Loss)                           $  (15,100)  $  (15,100)
                                          ===========  ===========
     (Loss) Per Share                     $     (.00)  $     (.00)

     Weighted Average
     Shares Outstanding                   49,949,915   49,949,915

    The accompanying notes are an integral part of these financial statements

                                    ASDAR GROUP
                       Statements of Cash Flows  (Unaudited)
                      For the Periods January 1, 1995 & 1994
                              to March 31, 1995 & 1994

                                                1995         1994
                                          -----------  -----------
Cash Flows from Operating Expenses
----------------------------------
  Net (Loss)                              $  (15,100)  $  (15,100)
  Changes in Operating Liabilities:
     (Increase) Decrease in Accounts
     Payable                                  15,100       15,100
                                          -----------  -----------
     Net Cash Provided (Used) by
     Operating Activities                        -0-          -0-
                                          -----------  -----------
Cash Flows From Investing Activities             -0-          -0-
------------------------------------      -----------  -----------

     Net Cash Provided (Used) by
     Investing Activities                        -0-          -0-
                                          -----------  -----------
Cash Flows from Financing Activities             -0-          -0-
------------------------------------      -----------  -----------

     Net Cash Provided (Used) by
     Financing Activities                        -0-          -0-
                                          -----------  -----------
     Increase (Decrease) in Cash                 -0-          -0-
                                          -----------  -----------
     Cash at Beginning of Period                 -0-          -0-
                                          -----------  -----------
     Cash at End of Period                $      -0-   $      -0-
                                          ===========  ===========
Disclosures from Operating Activities
-------------------------------------
  Interest                                $      -0-   $      -0-
  Taxes                                          -0-          -0-

   The accompanying notes are an integral part of these financial statements

                                  ASDAR GROUP
                     Notes to Financial Statements (Unaudited)

ITEM I

NOTE #1 - Basis of Presentation
-------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


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




                                       ASDAR GROUP

     June 19, 1997                  /s/ Nicholas F. Coscia
Date:---------------------        By:------------------------------
                                       Nicholas F. Coscia
                                       Secretary & Chief Accounting
                                       Officer