Form 10-Q
period 1996-03-31
ASDAR INC
filed 1997-07-01
CIK 746631

SECURITIES & EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q
                    Annual Report Pursuant to Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934

             For the Quarter Ended                     Commission File No.
                  MARCH 31, 1996                           0-13597

                                     ASDAR, INC.

                NEVADA                                     88-0195105
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

                   Yes               No     X
                        -----------     ----------
     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

     At March 31, 1996, there were 49,949,915 shares of common stock at $0.001 par value outstanding.
                                     ASDAR, INC.
                                  TABLE OF CONTENTS

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

                                     ASDAR, INC.
                              Balance Sheets (Unaudited)
                   March 31, 1996 (Unaudited) and December 31, 1995

                                         (Unaudited)
                                              March     December
                                           31, 1996     31, 1995
                                         -----------  -----------
                                        ASSETS
Current Assets                           $      -0-   $      -0-
--------------                           -----------  -----------
     Total Assets                        $      -0-   $      -0-

                         LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accounts Payable                       $  135,500   $  120,400
                                         -----------  -----------
     Total Liabilities                      135,500      120,400

Contingent Liability                        177,500      177,500

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares
   Authorized, at $0.001 Par Value,
   49,949,915 Shares Issued &
   Outstanding                               49,949       49,949
  Paid In Capital                         4,311,951    4,311,951
  Treasury Stock                           (199,167)    (199,167)
  Accumulated Deficit                    (4,475,733)  (4,460,633)
                                         -----------  -----------
     Total Stockholders' Equity            (313,000)    (297,900)
                                         -----------  -----------
     TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY                $      -0-   $      -0-
                                         ===========  ===========

   The accompanying notes are an integral part of these financial statements

                                     ASDAR, INC.
                         Statements of Operations (Unaudited)
                For the Three Month Periods January 1, 1996 and 1995
                              to March 31, 1996 and 1995

                                               1996         1995
                                         -----------  -----------
Revenues                                 $      -0-   $      -0-
--------                                 -----------  -----------
Expenses
--------
  Consulting Fees                            15,000       15,000
  General & Administrative Expenses             100          100
                                         -----------  -----------
     Total Expenses                          15,100       15,100
                                         -----------  -----------
     Net (Loss)                          $  (15,100)  $  (15,100)
                                         ===========  ===========
     (Loss) Per Share                    $     (.00)  $     (.00)

     Weighted Average Shares
     Outstanding                         49,949,915   49,949,915

   The accompanying notes are an integral part of these financial statements

                                     ASDAR, INC.
                         Statements of Cash Flows (Unaudited)
                       For the Periods January 1, 1996 and 1995
                              to March 31, 1996 and 1995

                                               1996         1995
                                         -----------  -----------
Cash Flows from Operating Expenses
----------------------------------
  Net (Loss)                             $  (15,100)  $  (15,100)
  Changes in Operating Liabilities:
     (Increase) Decrease in Accounts
     Payable                                 15,100       15,100
                                         -----------  -----------
     Net Cash Provided (Used) by
     Operating Activities                       -0-          -0-
                                         -----------  -----------
Cash Flows From Investing Activities            -0-          -0-
------------------------------------     -----------  -----------

     Net Cash Provided (Used) by
     Investing Activities                       -0-          -0-
                                         -----------  -----------
Cash Flows from Financing Activities            -0-          -0-
------------------------------------     -----------  -----------

     Net Cash Provided (Used) by
     Financing Activities                       -0-          -0-
                                         -----------  -----------
     Increase in Cash                           -0-          -0-
                                         -----------  -----------
     Cash at Beginning of Period                -0-          -0-
                                         -----------  -----------
     Cash at End of Period               $      -0-   $      -0-
                                         ===========  ===========
Disclosures from Operating Activities
-------------------------------------
  Interest                               $      -0-   $      -0-
  Taxes                                         -0-          -0-

   The accompanying notes are an integral part of these financial statements

                                     ASDAR, INC.
                      Notes to Financial Statements (Unaudited)

ITEM I

NOTE #1 - Basis of Presentation
-------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1996, are not necessary indicative of the results that may be expected for the year ended December 31, 1996.
For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


ITEM II

Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity & Capital Resources
-----------------------------
     The Company has been active for the current year and has no assets with which to conduct business. The Company is dependent upon its officers or shareholders for cash for any purpose.

Results Of Operations
---------------------
     The Company had no operations other than management attempts to make an acquisition. The Company has accrued $5,000 per month since January 1, 1995, payable to its Secretary for services in its acquisitions attempts.

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



                                       ASDAR, INC.

         June 19, 1997                     /s/ Nicholas F. Coscia
Date:    --------------------          By: ------------------------
                                           Nicholas F. Coscia
                                           Secretary and
                                           Chief Accounting Officer