Form 10-K
period 1999-12-31
ASDAR INC
filed 2000-04-25
CIK 746631

                                 FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31,1999

Commission File number 0-13597

                                 ASDAR INC
                                ------------
           (Exact name of Registrant as specified in its charter)

     Nevada                                                   88-0195105
-------------------------------                         -------------------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                          Identification No.)

 2124 Glasgow Avenue                                                92007
---------------------                                             ---------
(Registrant's Address)                                           (Zip Code)

Registrant's telephone number, including area code:         (619) 792-7300
                                                            ---------------

Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.001 par value
                       ------------------------------
                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been
subject to such filing requirements for the past 90 days. Yes     No   X
                                                             ----     ----

     As of March 31, 2000 (the required filing date of the report), although the Registrant's Common stock was quoted on the NASDAQ ("Bulletin Board"), the common stock was not subject of any meaningful trading in the over-the-counter market. Accordingly, the Registrant does not believe there is a determinable market value for its outstanding shares of Common Stock as of such date. The number of shares outstanding of the Registrant's $.001 par value Common Stock as of March 31, 2000 was 2,004,499.

     Documents incorporated by reference: None

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     Yes   X    No
                                                      ----     ----

                                   PART I
                                  -------
     THIS REPORT ON FORM 10-K IS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, HOWEVER, THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN APRIL 2000. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF MARCH 31, 2000, THE REQUIRED FILING DATE OF THIS REPORT.

Item 1.  Business
------------------
     (a)  General Development of the Business.

     ASDAR INC (the "Company") was formed under the laws of the State of Nevada on November 29, 1983 under the name Venture Group, Inc. In April 1985, the Company conducted an initial public offering of its securities pursuant to a Registration Statement on Form S-18.

     In 1987, the Company announced its Registration Distribution Program ("RDP"). The RDP was designed to assist privately-owned companies in becoming publicly held. In exchange for financial consulting and other services, the Company's RDP clients issued to the Company shares of common stock and common stock purchase warrants, some or all of which were to be subsequently registered by the client with the Securities and Exchange Commission ("SEC") in order to facilitate the public distribution of those securities by the Company to its shareholders. Subsequently, the client would attempt to raise equity capital from the exercise of the common stock warrants.

     In 1988, the SEC and the National Association of Securities Dealers, Inc., ("NASD") reviewed the RDP and insisted on certain changes to the program which reduced the overall benefits and incentives to the Company. As a result of the SEC and NASD review, the Company determined it was impracticable to continue the RDP and discontinued all efforts in its business venture in 1990.

     From 1990 to the filing of this report in April 2000, the Company has conducted no business operations other than the pursuit of a merger, or reverse acquisition with an active business operation interested in restructuring itself as a publicly-held company and the define and litigation of certain federal and state actions.

     1.   Financial Information About Industry Segments

     Inapplicable

     2.   Narrative Description of Business.

     See Item 1(a) above. Since 1990, the Company has had no employees other than the members of management identified in Part III, Item 10 of this report.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales.

     Inapplicable


Item 2.  Properties
-------------------
     The Company's offices are currently located in the residence of its President. The Company's President does not charge the Company any rent or overhead for its use of his residence or utilities.

Item 3.  Legal Proceedings
--------------------------
     In 1995, the Plaintiffs in a securities class action lawsuit obtained a judgement against the Company in the amount of $2,500,000. In June, 1996, the Company's Secretary negotiated a Settlement whereby the Plaintiffs released the Company in Consideration of the payment of $150,000 to the class and the issuance of 50,000 (post 1 for 100 reverse split stock) to the Plaintiffs. In August, 1996, this transaction was approved by the San Diego Superior Court, Judge Terry O'Rourke presiding, and was finalized in March of 1997. As a result of this settlement the Company no longer has a judgement against it.

     In January, 1997, a shareholder of the Company filed a lawsuit against the Registrant which was never served. The shareholder, however, attempted to obtain a Default Judgement. The Default was granted but subsequently reversed when the Registrant received notice of he Judgement and had it set aside. In November, 1997, Registrant answered the complaint and filed a counter claim neither of which, to date, have been responded to. The Registrant intends to vigorously pursue this action.

     In May, 1998, the Company settled a lawsuit against the Registrant which was never served. The shareholder, however, attempted to obtain a Default Judgement. The Default was granted but subsequently reversed when the Registrant received notice of the Judgement and had it set aside. In November, 1997, Registrant answered the complaint and filed a counter claim neither of which, to date, have been responded to. The Registrant intends to vigorously pursue this action.

     In May, 1998, certain shareholders sued the Registrant, its former Secretary, and the directors of the Registrant and asked the court to appoint a receiver to manage the affairs of the Company. The Court denied plaintiffs motion to appoint a receiver and plaintiff's counsel has since withdrawn from the action. The Company intends to file the appropriate pleadings to dismiss the entire action.

Item 4.  Submission of Matters to a vote of Securities Holders.
---------------------------------------------------------------
     Inapplicable

                                  PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder
         Matters.
-----------------------------------------------------------------------
     (a)  Market Information.

     Management of the Company believes that its Common Stock has not been traded in any meaningful amount from, at least, 1990 to the date of this report.

     (b)  Holders.

     The approximate number of holders of the outstanding shares of the Company's common stock as of December 31, 1998 is 1,500.


     (c)  Dividends.

     The Company has never declared or paid any dividends on its common stock. The Company does not intend to declare or pay any dividends in the foreseeable future.

Item 6.  Selected Financial Data.
---------------------------------
     Inapplicable.  See Item 8 - Financial Statements and Supplementary
Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations
-------------------------------------------------------------------------
     The Company was formed under the laws of the State of Nevada on November 29, 1983, under the name Venture Group, Inc. In April, 1985, the Company conducted an initial public offering of its securities pursuant to a Registrant Statement of Form S-18.

     In 1987, the Company announced its Registration Distribution Program ("RDP"). The RDP was designed to assist privately owned companies in becoming publicly held. In exchange for financial consulting and other services, the Company's RDP clients issued to the Company shares of common stock and common stock purchase warrants, some or all of which were to be subsequently registered by the client with the Securities and Exchange Commission ("SEC") in order to facilitate the public distribution of those securities by the Company to its shareholders. Subsequently, the client would not attempt to raise equity capital from the exercise of the common stock purchase warrants.

     In 1988, the SEC and the National Association of Securities Dealers, Inc., ("NASD") reviewed the RDP and insisted on certain changes to the program which reduced the overall benefits and incentives to the Company. As a result of the SEC and NASD review, the Company determined it was impracticable to continue the RDP and discontinued all efforts in its business venture in 1990.

     From 1990 to the filing of this report in April 2000, the Company has conducted no business operations other than the pursuit of a merger or reverse acquisition with an active business operation interested in restructuring itself as a publicly-held company. In 1992, the Company attempted to acquire the assets and operations of Royal Hill Resources Corporation ("Royal Hill"). This acquisition failed when management of the Registrant learned that Royal Hills had improperly accounted for its assets. In the last half of 1992, the Company attempted to acquire certain theme restaurants in Las Vegas, Nevada. These acquisitions never reached fruition and were abandoned in January, 1995. On May 13, 1996, the Company entered into an agreement with James A. Egide (the "Egide Agreement") by which Mr. Egide agreed to advance $1,000,000 to the Company to settle its class action lawsuit (referenced in Item 3 of this report) and to initiate acquisition of a software license from Casino World Holdings, Ltd. The Egide Agreement further required Mr. Egide to raise an additional $4,000,000 to develop and operate an online casino operation. After executing the Egide Agreement, the Company on May 13, 1996, entered into an agreement with Casino World Holdings, Ltd., to purchase this license by which the Company agreed to pay cash and issue stock to Casino World Holdings, Ltd., in consideration for the license. The acquisition failed due to adverse publicity and several questions concerning the viability of the software and value of the license.


     On January 25, 1997, the Company reached a settlement with James A. Egide and Casino World Holdings, Ltd., by which the Company issued 500,000 share of its common stock to persons and issued a note in the amount of $50,000 to James Egide. In addition, certain agreements were made between Mr. Egide and Casino World Holdings, Ltd. Contemporaneously, each of the parties issued full general releases to each other. A detailed copy of the Settlement Agreement appears as Exhibit 10.9 of this filing.

Item 9. Changes in and Disagreements with Accountant's on Accounting and Financial Disclosure
-------------------------------------------------------------------------
     Inapplicable

                                  PART III
                                 ---------
Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------
     (a) (b) Identification of Directors and Executive Officers.

     The officers and directors of the Company are as follows;

     NAME                  AGE          POSITION
     ------------------    -----        -----------------------------------
     Stephen J. Nemergut   51           President, Secretary and  Director

     George J. Coleman     77           Director

     All directors of the Company hold office until the next annual meeting of until their successors have been elected and qualified. All officers serve at the discretion of the Board of Directors.

     (c)  Identification of Certain Significant Employees.

     Mr. Nemergut is a significant employee of the Company.

     (d)  Family Relationships.

     Inapplicable

     (e)  Business Experience

     Mr. Nemergut has served as President since June, 1996. He has been Secretary of the Company since July 1, 1998. Mr. Nemergut has had various executive positions, including President and Chairman of the Board with several public companies since 1979.

     (f)  Involvement in Certain Legal Proceedings.

     (g)  Promoter and Control Persons.

     Mr. Nemergut is a control person in that he is both an officer and a director of the Company.

     (h)  Compliance with Section 16(a) of the Exchange Act.

     During the fiscal year ended December 31, 1999, there were no Forms 3,4, and 5 filed with the Securities and Exchange Commission pursuant to
Section 16 of the Securities Exchange Act of 1934 by management of any other beneficial owner of more than ten percent (10%) of the Company's Common Stock.



Item 11.  Executive Compensation
--------------------------------
     (a) - (f) and (h) - (l)  General

     In 1998, Mr. Nemergut accrued a salary of $2,000 per month.

     (g)

     In 1999, Directors of the Company received, as compensation, 5,000 shares of the Company's restricted Common Stock.

Item 12.  Security Ownership of Certain Beneficial Owners and Managment.
------------------------------------------------------------------------

     (a) - (b) Security Ownership

     The following table sets forth information as of December 31, 1999, with respect to the ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, by each director and by all officers and directors as a group.

Name and Address of                Amount of Shares         % of Outstanding
Beneficial Holder                  Beneficially Owned       Common Stock

Nicholas F. Coscia                 464,125                  24.5%
2124 Glasgow Avenue
Cardiff, CA. 92007

Sterling Venture, Inc.             250,000                  13.2%

James A. Egide                     165,000                  8.7%
P.O. Box 11927
Zephyr Cove, NV 89448

Wepawaug, Inc.                     300,000                  15.8%

Stephen J. Nemergut                18,000                   1.0%
1750 Barbara Lane
Leucadia, CA. 92024

George Coleman                     17,000                   .9%
1750 Barbara Lane
Leucadia, CA. 92024

All directors and Officers         35,000                   1.8%
as a group (2 people)


     (c) Changes in Control

Item 13.  Certain Restriction and Related Transactions.
-------------------------------------------------------
     Inapplicable.



                                  Part IV
                                  --------
Item 14.  Exhibits, Financial Statement Schedules, and Report on Form 8-K.
--------------------------------------------------------------------------
     (a) (1) List of Financial Statements Filed as Part of this Report

     Independent Auditors' Report
     Balance Sheets as of December 31, 1999 and 1998
     Statements of Operations for the years ended December 31, 1999, 1998 and 1997
     Statements of Changes in Stockholders' Equity for the years ended
          December 31, 1999, 1998 and 1997
     Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997
     Notes to Financial Statements

     (a) (2)   List of Financial Statement Schedule Filed as Part of this
Report.

     Inapplicable

     (a) (3) Exhibits.

     3.1 Second Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3 (a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, ("1984 Form 10-K"0, Commission File No. 0-13577.

     3.2 Certificate of Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 3 (a) (1) of the Company's annual report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 0-13577.

     3.3 Certificate of Amendment to the Articles of Incorporation, dated December 10, 1987.

     3.4 Bylaws, incorporated by reference to Exhibit 3 (b) to the Company's 1984 Form 10-K.

     3.5 Amendment to Bylaws, incorporated by reference to Exhibit 3.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1986.

     3.6  Amendment to Bylaws and Certificate of Secretary, dated November
9, 1987.

     9.1 Agreement dated December 31, 1987, by and among ASDAR corporation, Multnomah Capital Corporation and James Williams, incorporated by reference to the Exhibit to Form BY filed by Hamilton, Williams, dated March 7, 1988.

     10.1 Venture Group, Inc., Employee Incentive Stock Option Plan (1984) incorporate by reference to Exhibit 10 (b) to the Company's 1984 Form 10-K

     10.2 Venture Group, Inc., Director's Warrants Plan, incorporated by reference to Exhibit 10 (b) to the Company's 1984 Form 10-K

     10.3 Indemnification Agreement dated January 1, 1988, between ASDAR INC and Phillip S. Sindler.

     10.4 Letter Agreement dated January 19, 1987, incorporated by reference to the Exhibit to the Schedule 13D filed by James L. Williams on February 11, 1987.

     10.5 Agreement of Sale dated November 30, 1987, between Multnomah Capital Corporation and Consolidated Securities Corporation, incorporated by reference to Item 2 of the Company's report on Form 8-K filed on November 30, 1987.

     10.6 Plan and Agreement of Merger dated November 12, 1987, between National Telephone Information Network, Inc., and Marlin Enterprises, Inc. incorporated by referenced to Item 5 to the Company's report on Form 8-k filed on November 30, 1987.

     10.7 Agreement dated may 13, 1996, between Registrant and James A.
Egide.

     10.8 Agreement dated June 13, 1996 between Registrant and Casino World Holdings, Ltd.

     10.9 Settlement Agreement by and among ASDAR INC, James A. Egide and Casino World Holdings, Ltd.

     27   Financial Data Schedule

     *The Exhibit Numbers used refer to the appropriate subsection in paragraph (b) of 601 of Regulation S-K.


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.


Date: April 20, 2000                    ASDAR INC

                                        By: /S/ Stephen J. Nemergut
                                        ---------------------------
                                        Stephen J. Nemergut

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of he registrant and in the capacities and on the dates included.

/S/ Stephen J. Nemergut                 Date: April 20, 2000
-----------------------                 ---------------------
Stephen J. Nemergut
Director, President and Secretary

/S/ George J. Coleman                   Date April 20, 2000
---------------------                   ---------------------
George J. Colman
Director


                                 Asdar Inc.

                            Financial Statements

                          December 31, 1999 & 1998


[Letterhead]


                        Independent Auditors Report
                        ----------------------------

Board of Directors
Asdar Inc.

I have audited the accompanying balance sheets of Asdar Inc, as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 & 1998. These financial statements are the responsibility of the Company's management.
My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Asdar Inc, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Schvaneveldt & Company
Salt Lake City, Utah
April 24, 2000


                                 Asdar Inc
                               Balance Sheets
                          December 31, 1999 & 1998

                                                     December     December
                                                     31, 1999     31, 1998
                                                   -----------  -----------
            Assets

Current Assets
--------------
  Cash                                             $      708   $   2,427
                                                   -----------  -----------
      Total Assets                                 $      708   $    2,427
                                                   ===========  ===========

Current Liabilities
-------------------

  Accounts Payable                                 $   35,765   $   47,765
                                                   -----------  -----------
      Total Current Liabilities                        35,765       47,765

Stockholders' Equity
--------------------
  Common Stock, 50,000,000 Shares
   Authorized, at $0.001 Par Value;
       1,894,499 & 1,734,499 Shares
     Issued & Outstanding Respectively                  1,894        1,734
  Paid In Capital                                   7,514,888    7,478,548
  Treasury Stock                                   (  199,167)  (  199,167)
  Accumulated Deficit                              (7,352,672)  (7,326,453)
                                                   -----------  -----------
      Total Stockholders' Equity                   (   35,057)  (   45,338)
                                                   -----------  -----------
      Total Liabilities & Stockholders' Equity     $      708   $    2,427
                                                   ===========  ===========

 The accompanying notes are an integral part of these financial statements
                                     13


                                 Asdar Inc
                          Statements of Operations
                         December 31, 1999 and 1998

                                                     December     December
                                                     31, 1999     31, 1998
                                                   -----------  -----------
Revenues
--------
  Settlement Litigation Proceeds                   $      -0-   $   51,312
                                                   -----------  -----------
      Total Revenues                                      -0-       51,312

Expenses
--------
  Consulting Fees                                      24,000       36,000
  Other Administrative Fees                             1,654          813
  Professional Fees                                       564       60,154
                                                   -----------  -----------

      Total Expenses                                   26,218       96,967
                                                   -----------  -----------
      Net Loss                                     ($  26,218)  ($  45,655)
                                                   ===========  ===========
      Loss Per Share                               ($    0.01)  ($    0.03)

      Weighted Average Shares Outstanding           1,854,499    1,680,743

 The accompanying notes are an integral part of these financial statements
                                     14


                                 Asdar Inc
                     Statement of Stockholders' Equity
            For the Period January 1, 1996 to December 31, 1998

                                                                             Deficit
                                  Common Stock      Paid In   Treasury      Retained
                              Shares    Amount      Capital      Stock      Earnings
                           ----------------------------------------------------------
Balance, January 1, 1996
Retroactively Restated       499,499  $    499  $ 4,361,401  ($199,167) ($ 4,460,633)

Shares Issued to Settle
Litigation Retroactively
Restated                      50,000        50    2,469,832

Net Loss Year Ended
December 31, 1996                                                       (  2,726,232)
                           ----------------------------------------------------------
Balance, December 31, 1996
Retroactively Restated       549,499       549    6,831,233  ( 199,167) (  7,186,865)

Shares Issued to Settle Note
Payable & Accrued Interest   500,000       500      476,500

Shares Issued for Services
at $0.75 Per Share            55,000        55       41,195

Shares Issued for Services
at $0.25 Per Share           415,000       415      105,085

Net Loss for Year Ended
December 31, 1997                                                       (     93,933)
                           ----------------------------------------------------------
Balance, December 31, 1997 1,519,499     1,519    7,454,013  ( 199,167) (  7,280,798)

Shares Issued for Services
at $0.12 Per Share           200,000       200       23,800

Shares Issued for Services
at $0.05 Per Share            15,000        15          735

Net Loss for Year Ended
December 31, 1998                                                       (     45,655)
                           ----------------------------------------------------------
Balance, December 31, 1998 1,734,499  $  1,734  $ 7,478,548  ($199,167) ($ 7,326,453)
                           ==========================================================


 The accompanying notes are an integral part of these financial statements

                                     15

                                 ASDAR Inc
                          Statements of Cash Flows
                For the Years Ended December 31, 1999 & 1998

                                                          December     December
                                                          31, 1999     31, 1998
                                                        -----------  -----------
Cash Flows from Operating Activities
------------------------------------

  Net Loss                                              ($  26,218)  ($  45,655)
  Adjustments to Reconcile Net Loss to Net
    Cash Used by Operating Activities;
     Non Cash Expenses                                      36,500       24,750
  Changes in Operating Liabilities:
     Rounding                                                  -0-   (        1)
     Increase (Decrease) in Accounts Payable            (   12,001)      23,266
                                                        -----------  -----------
      Net Cash Used by Operating Activities             (    1,719)       2,360

Cash Flows from Investing Activities                           -0-          -0-
------------------------------------                    -----------  -----------
Cash Flows from Financing Activities                           -0-          -0-
------------------------------------                    -----------  -----------
      Increase in Cash                                       1,719        2,360

      Cash at Beginning of Period                            2,427           67
                                                        -----------  -----------
      Cash at End of Period                             $      708   $    2,427
                                                        ===========  ===========
Disclosures from Operating Activities
-------------------------------------
  Interest                                              $      -0-   $      -0-
  Taxes                                                        -0-          -0-

Significant Non Cash Transactions
---------------------------------
  Issued 160,000 Shares for Services                        36,500          -0-
  Issued 215,000 Shares for Services                           -0-       24,750

 The accompanying notes are an integral part of these financial statements


                                 ASDAR Inc
                       Notes to Financial Statements

NOTE #1 - Corporate Data
------------------------
ASDAR Inc, (the Company), formerly known as the ASDAR Corporation, was incorporated under the laws of the State of Nevada on November 29, 1983. Its initial public offering was completed in April, 1985.

In 1987, the Company announced its Registration Distribution Program (RDP). This Program was designed to assist privately owned companies to become publicly-held. In exchange for financial consulting and other services, the Company's shareholders received shares and warrants for the right to purchase additional shares, which are registered and issued by the client Company. The Company also may receive a certain percentage of the shares and warrants offered by the client Company. Subsequently, the client Company may raise equity capital via proceeds from the exercise of its common stock purchase warrants.

During 1988, the Securities & Exchange Commission (SEC) and the National Association of Securities Dealers, Inc., (NASD) reviewed and recommended changes to the RDP structure, reducing certain benefits and incentives to the Company and its principals, and improving the benefits to the public shareholders of the Company.

In 1990, the Company discontinued its efforts in this business venture.

NOTE #2 - Significant Accounting Policies
-----------------------------------------
1.   The Company uses the accrual method of accounting.
2. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
3. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
4. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements.
5. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
     The cost of furniture and equipment was depreciated over an estimated useful life of five years using the straight-line method. It is the general practice of the Company to charge maintenance and repairs to expense; major expenditures for renewals and betterments are capitalized and are subjected to depreciation over their useful lives. Upon disposal or retirement, the cost of assets and related accumulated depreciation are eliminated and any gain or loss is included in operations.
6.   Estimates:   The preparation of the financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could defer from those estimates.


                                     17

                                 ASDAR Inc
                 Notes to Financial Statements -Continued-

NOTE #3 - Note Payable
----------------------

During 1996, the Company attempted a merger/acquisition with Casino World Holding, LTD., a Delaware Corporation. The Company borrowed from CWH $425,000 to pay costs and fees associated with the merger/acquisition. The attempted merger/acquisition did not occur and the Company has committed to issue to CWH 500,000 shares of its common stock and a note of $50,000 due May 1, 1997, at 8% interest.

NOTE #4 - Going Concern
-----------------------
As of December 31, 1995, the Company had no operations from which it could receive working capital. Since December 31, 1991, the Company has been dormant and dependent upon its officers and others for loans for its operating costs. The Company seeks through merger or acquisition to acquire a company with operations to provide assets and operating capital.

NOTE #5 - Employee Incentive Stock Option Plan & Directors Warrant Plan
-----------------------------------------------------------------------
The Company adopted an Employee Incentive Stock Option Plan in March 1984, pursuant to which 1,000,000 shares of common stock may be issued by the Company to its officers and other key employees. The Company also adopted a warrant plan, pursuant to which 1,000,000 shares of common stock may be issued to the directors of the Company. As of December 31, 1997, no options or warrants have been granted under either of these plans.

NOTE #6 - Income Taxes & Net Operating Loss Carryforwards
---------------------------------------------------------
The Company has adopted SFAS 109 to account for income taxes current and deferred, and any tax benefit (assets) or cost (liabilities) that may arise from the application of SFAS 109.

Scheduled below are the losses that the Company can carryforward for future tax benefit.

        Year  of  Loss                     Amount        Year  Of  Expiration
----------------                     -------------  ---------------------
        1987 and Prior               $  1,594,000                   2002
                  1988                    199,167                   2003
                  1989                        -0-                   2004
                  1990                    122,731                   2005
                  1991                    288,042                   2006
                  1992                    228,826                   2007
                  1993                      4,163                   2008
                  1994                        100                   2009
                  1995                        100                   2010
                  1996                  2,726,232                   2011
                  1997                     93,933                   2012
                  1998                     45,655                   2017
                  1999                     26,218                   2018


                                     18

                                 ASDAR Inc
                 Notes to Financial Statements -Continued-

NOTE #6 - Income Taxes & Net Operating Loss Carryforwards -Continued-
---------------------------------------------------------------------
Utilization of these losses depend upon the Company's compliance with provisions of the IRS code. Changes in majority shareholders and changes in business activities, will result in the loss of availability of the losses to offset taxable income.

Because of uncertainties as to its future and future majority shareholders the Company has created an evaluation allowance at 100% of any future tax asset that may occur from application of the net operating loss carryforward provisions.

                                                               1999          1998
                                                        ------------  ------------
Maximum Tax Benefit at Current Prevailing Rates         $ 1,773,631   $ 1,765,737
Evaluation Allowance Net Tax Benefit (Asset)            ( 1,773,631)  ( 1,765,737)
                                                        ------------  ------------
     Net Tax Benefit (Asset)                            $       -0-   $       -0-
                                                        ============  ============
     Current Tax Liability                              $       -0-   $       -0-
     Deferred Tax Liability                                     -0-           -0-

NOTE #7 - Account Payable
--------------------------

During 1999, the Company accrued consulting fees of $24,000 to an officer. In addition, the Company owed professional fees of $11,765.


                                     19