Form 10-Q
period 2000-03-31
ASDAR INC
filed 2000-04-25
CIK 746631

                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
             Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                   Commission File No.
---------------------                                   -------------------
 MARCH 31, 2000                                                0-13597


                                 ASDAR INC.
                               -------------
                         (Exact Name of Registrant)

     NEVADA                                                    88-0195105
-------------------------------                              --------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                          Identification No.)

                            2124 GLASGOW AVENUE
                         CARDIFF, CALIFORNIA 92007
                         --------------------------
                  (Address of Principal Executive Offices)

Registrant's telephone number including area code:          (619) 792-7300
                                                            ---------------

Former Address (if changed since last filing):                         N/A
                                                                      -----
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements in the past 90 days:

YES            NO      X
     ------         ------

     Indicate the number of shares outstanding for each of the issuer's classes of Stock as of the last practical date:

     At March 31, 2000, there were 2,004,499 shares of common stock at $0.001 par value outstanding.



                                 ASDAR INC.
                             TABLE OF CONTENTS

PART I    FINANCIAL STATEMENTS

     ITEM 1    FINANCIAL STATEMENTS (UNAUDITED)

               Balance Sheets. . . . . . . . . . . . . . . . . . . . . . .3

               Statements of Operations. . . . . . . . . . . . . . . . . .4

               Statements of Cash Flows. . . . . . . . . . . . . . . . . .5

               Notes to Financial Statements . . . . . . . . . . . . . . .6

     ITEM 2    MANAGEMENT'S DISCUSSION AND FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .6

PART II        OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .7

               SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .8


                                 ASDAR INC.
                               Balance Sheets
               March 31, 2000 (Unaudited) & December 31, 1999

                                                        March     December
                                                     31, 2000     31, 1999
                                                   -----------  -----------
     ASSETS

Current Assets
--------------
  Cash                                             $      678   $      708
                                                   -----------  -----------
     Total Assets                                  $      678   $      708
                                                   ===========  ===========
Current Liabilities
-------------------
  Accounts Payable                                     16,970       35,765
                                                   -----------  -----------
     Total Current Liabilities                         16,970       35,765

Stockholders' Equity
--------------------

  Common Stock, 50,000,000 Shares
   Authorized, at $0.001 Par Value;
   2,004,499 & 1,894,499 Shares Issued
   & Outstanding Respectively                           2,004        1,894
  Paid In Capital                                   7,539,278    7,514,888
  Treasury Stock                                     (199,167)    (199,167)
  Accumulated Deficit                              (7,358,407)  (7,352,672)
                                                   -----------  -----------
     Total Stockholders' Equity                    (   16,292)  (   35,057)
                                                   -----------  -----------
     Total Liabilities & Stockholders' Equity      $      678   $      708
                                                   ===========  ===========

                           See Accompanying Notes
                                     3


                                 ASDAR INC.
                    Statements of Operations (Unaudited)
          For the Three Months Periods Ended March 31, 2000 & 1999

                                                        March        March
                                                     31, 2000     31, 1999
                                                   -----------  -----------
Revenues                                           $      -0-   $      -0-
--------                                           -----------  -----------
Expenses
--------

  Legal Fees                                       (      781)         -0-
  Consulting Fees                                       6,000        6,000
  General & Administrative Expenses                       515          527
                                                   -----------  -----------
     Total Expenses                                     5,734        6,527
                                                   -----------  -----------
     Net Loss                                      ($   5,734)  ($   6,527)
                                                   ===========  ===========
     Loss Per Share                                ($    0.00)  ($    0.00)

     Weighted Average Shares Outstanding            1,949,499    1,814,499


                           See Accompanying Notes
                                     4


                                 ASDAR INC.
                    Statements of Cash Flows (Unaudited)
          For the Three Months Periods Ended March 31, 2000 & 1999

                                                        March        March
                                                     31, 2000     31, 1999
                                                   -----------  -----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                         ($   5,734)  ($   6,527)
  Adjustments to Reconcile Net Loss to Net
    Cash Used by Operating Activities;
     Non Cash Expenses                                  6,485        6,500
     Increase in Accounts Payable                  (      781)         -0-
                                                   -----------  -----------
      Net Cash Used by Operating Activities        (       30)  (       27)

Cash Flows from Investing Activities                      -0-          -0-
------------------------------------               -----------  -----------
Cash Flows from Financing Activities                      -0-          -0-
------------------------------------               -----------  -----------
      Increase in Cash                             (       30)  (       27)
                                                   -----------  -----------
      Cash at Beginning of Period                         708        2,427
                                                   -----------  -----------
      Cash at End of Period                        $      678   $    2,400
                                                   ===========  ===========
Disclosures from Operating Activities
-------------------------------------
  Interest                                         $      -0-   $      -0-
  Taxes                                                   -0-          -0-

                           See Accompanying Notes
                                     5


ITEM I
------

NOTE #1 - Basis of Presentation
-------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ending March 31, 2000, are not necessary indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


ITEM II
-------
Management's Discussion and Analysis of Financial Condition and Results of Operation
--------------------------------------------------------------------------
Liquidity & Capital Resources
-----------------------------

     The Company has been inactive for the current year and has no assets with which to conduct business. The Company is dependent upon its officers or shareholders for cash for any purpose.

Results Of Operations
---------------------
     The Company had no operations other than management's attempts to make an acquisition. If there were any costs associated with such attempts they were minimal and no expenses were incurred by the Company. In 2000, Directors of the Company received, as compensation, 10,000 shares of the Company's restricted Common Stock.

     In January 2000, the Company issued 100,000 shares of restricted Common Stock for accrued expense of $24,000.



                                     6

                        PART II - OTHER INFORMATION


Item 1   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . None

Item 2   Changes in the Rights of the Company's
         Security Holders. . . . . . . . . . . . . . . . . . . . . . None

Item 3   Defaults by the Company on its Senior
         Securities. . . . . . . . . . . . . . . . . . . . . . . . . None

Item 4   Results of Votes of Security Holders. . . . . . . . . . . . None

Item 5   Other Information . . . . . . . . . . . . . . . . . . . . . None

Item 6   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . None





                                 SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ASDAR INC.

Date:     April 20, 2000                By: /S/ Stephen J. Nemergut
                                        ----------------------------
                                        Stephen J. Nemergut
                                        Director, President and Secretary



                                     8
