Form 10-Q
period 1999-09-30
ASDAR INC
filed 2000-04-27
CIK 746631

                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
             Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                   Commission File No.
---------------------                                   -------------------
SEPTEMBER 30, 1999                                             0-13597


                                 ASDAR INC.
                         --------------------------
                         (Exact Name of Registrant)

          NEVADA                                               88-0195105
-------------------------------                              --------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                          Identification No.)

                            2124 GLASGOW AVENUE
                         CARDIFF, CALIFORNIA 92007
                        ---------------------------
                  (Address of Principal Executive Offices)

Registrant's telephone number including area code:          (619) 792-7300
                                                            ---------------

Former Address: 1500 East Tropicana Avenue, #110, Las Vegas, Nevada 89119

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements in the past 90 days:

YES            NO     X
                         -------        ------
     Indicate the number of shares outstanding for each of the issuer's classes of Stock as of the last practical date:

     At September 30, 1999, there were 1,894,499 shares of common stock at $0.001 par value outstanding.

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

               Notes to Financial Statements . . . . . . . . . . . . . . .6

     ITEM 2    MANAGEMENT'S DISCUSSION AND FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .6

PART II        OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .7

               SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .8

     This report of Form 10-Q is for the period ended September 30, 1999, however the report has been filed with the Securities and Exchange Commission in April 2000. To the extent practacle, the disclosures contained have been prepared to speak as of November 15, 1999, the required filing date of the report.



                                 ASDAR INC.
                               Balance Sheets
              September 30, 1999 (Unaudited) December 31, 1998

                                                    September    December
                                                     30, 1999    31, 1998
                                                   ----------- ------------
                                   ASSETS

Current Assets
--------------

  Cash                                             $      738  $     2,427
                                                   ----------- ------------
      Total Assets                                 $      738  $     2,427
                                                   ===========  ===========

Current Liabilities
-------------------

  Accounts Payable                                 $   29,766  $    47,766
                                                   ----------- ------------
      Total Current Liabilities                        29,766       47,766

Stockholders' Equity
--------------------

  Common Stock, 50,000,000 Shares
   Authorized, at $0.001 Par Value;
   1,893,582 & 1,734,499 Shares
   Issued & Outstanding Respectively                    1,894        1,734
  Paid In Capital                                   7,514,888    7,478,548
  Treasury Stock                                   (  199,167) (   199,167)
  Accumulated Deficit                              (7,346,643) ( 7,326,454)
                                                   ----------- ------------
      Total Stockholders' Equity                   (   29,028) (    45,339)
                                                   ----------- ------------
      Total Liabilities & Stockholders' Equity     $      738  $     2,427
                                                   ===========  ===========

                           See Accompanying Notes
                                     3

                                 ASDAR INC.
                    Statements of Operations (Unaudited)
        For the Three Months Periods Ended September 30, 1999 & 1998
        and the Nine Months Periods Ended September 30, 1999 & 1998

                             For the Three Months Period  For the Nine Months Period
                                July 1, to    July 1, to January 1, to January 1, to
                                 September     September     September     September
                                  30, 1999      30, 1998      30, 1999      30, 1998
                               ------------  ------------  ------------  ------------
Revenues                       $       -0-   $    11,903  $        -0-  $     51,312
--------                       ------------  ------------  ------------  ------------

Expenses
--------

  Legal Fees                           565         9,500           565        48,889
  Consulting Fees                    6,000         6,000        18,000        30,000
  General & Administrative
   Expenses                          1,067            26         1,624           777
                               ------------  ------------  ------------  ------------
      Total Expenses                 7,632        15,526        20,189        79,666

      Net Loss                 ($    7,632)  ($    3,623) ($    20,189) ($    28,354)
                                ===========   ===========   ===========   ===========
      Loss Per Share           ($     0.00)  ($     0.00) ($      0.01) ($      0.02)

      Weighted Average
      Shares Outstanding         1,817,002     1,662,832     1,817,002     1,662,832


                           See Accompanying Notes
                                     4


                                 ASDAR INC.
                    Statements of Cash Flows (Unaudited)
        For the Three Months Periods Ended September 30, 1999 & 1998

                                                    September    September
                                                     30, 1999     30, 1998
                                                   -----------  -----------
Cash Flows from Operating Activities
------------------------------------

  Net Loss                                         ($  20,189) ($   28,354)
  Adjustments to Reconcile Net Loss to Net
    Cash Used by Operating Activities;
     Non Cash Expenses                                    500          750
     Increase in Accounts Payable                      18,000       30,000
                                                   -----------  -----------

      Net Cash Used by Operating Activities        (    1,689)       2,396

Cash Flows from Investing Activities                      -0-          -0-
------------------------------------               -----------  -----------
Cash Flows from Financing Activities                      -0-          -0-
------------------------------------               -----------  -----------
      Increase in Cash                             (    1,689)       2,396

      Cash at Beginning of Period                       2,427           67
                                                   -----------  -----------
      Cash at End of Period                        $      738  $     2,463
                                                   ===========  ===========
Disclosures from Operating Activities
-------------------------------------

  Interest                                         $      -0-  $       -0-
  Taxes                                                   -0-          -0-

                           See Accompanying Notes
                                     5

ITEM I
------
NOTE #1 - Basis of Presentation
-------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months and the three months periods ending September 30, 1999, are not necessary indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


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

Results Of Operations
---------------------

     In 1999, the Company accrued a salary of $2,000 per month, for an
Officer.   In 1998, the Company accrued salaries of $4,000 per month for two of it's Officers, compensation was terminated for one Officer, upon his resignation in June of 1998.

     In 1999 and 1998, Directors of the Company received, as compensation, 5,000 shares of the Company's restricted Common Stock.


                        PART II - OTHER INFORMATION
                       -----------------------------


Item 1   Legal Proceedings . . . . . . . . . . . . . . . . . . . .  None

Item 2   Changes in the Rights of the
         Company's Security Holders. . . . . . . . . . . . . . . .  None

Item 3   Defaults by the Company on its
         Senior Securities . . . . . . . . . . . . . . . . . . . . .None

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


                                             ASDAR INC.

Date: April 24, 2000                          By:/S/ Stephen J. Nemergut
                                             -------------------------------
                                             Stephen J. Nemergut
                                             President, Secretary & Chairman




                                     8
