Form 10-Q
period 1998-03-31
ASDAR INC
filed 2000-04-28
CIK 746631

                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
             Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                   Commission File No.
---------------------                                   -------------------
 MARCH 31, 1998                                              0-13597


                                 ASDAR INC.
                         -------------------------
                         (Exact Name of Registrant)

          NEVADA                                               88-0195105
-------------------------------                          ------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                          Identification No.)

                            2124 GLASGOW AVENUE
                         CARDIFF, CALIFORNIA 92007
                        ---------------------------
                  (Address of Principal Executive Offices)

Registrant's telephone number including area code:          (619) 792-7300
                                                           ----------------

Former Address: 1500 East Tropicana Avenue, #110, Las Vegas, Nevada 89119

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements in the past 90 days:

YES            NO      X
     -------        ------

     Indicate the number of shares outstanding for each of the issuer's classes of Stock as of the last practical date:

     At March 31, 1998, there were 1,734,499 shares of common stock at $0.001 par value outstanding.

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

               Notes to Financial Statements . . . . . . . . . . . . . . .6

     ITEM 2    MANAGEMENT'S DISCUSSION AND FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .6

PART II        OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .7

               SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .8

     This report of Form 10-Q is for the period ended March 31, 1998, however the report has been filed with the Securities and Exchange Commission in April 2000. To the extent practicable, the disclosures contained have been prepared to speak as of May 15, 1998, the required filing date of the report.



                                 ASDAR INC.
                               Balance Sheets
               March 31, 1998 (Unaudited) & December 31, 1997

                                                        March     December
                                                     31, 1998     31, 1997
                                                   -----------  -----------
     ASSETS

Current Assets
--------------
  Cash                                             $       67   $       67
                                                   -----------  -----------
     Total Assets                                  $       67  $        67
                                                   ===========  ===========

Current Liabilities
-------------------
  Accounts Payable                                     12,500       24,500
                                                   -----------  -----------
     Total Current Liabilities                         12,500       24,500

Stockholders' Equity
--------------------

  Common Stock, 50,000,000 Shares
   Authorized, at $0.001 Par Value;
     1,734,499 & 1,519,499 Shares Issued
     & Outstanding Respectively                         1,734        1,519
  Paid In Capital                                   7,478,548    7,454,013
  Treasury Stock                                   (  199,167) (   199,167)
  Accumulated Deficit                              (7,293,548) ( 7,280,798)
                                                   -----------  -----------
     Total Stockholders' Equity                        12,433  (    24,433)
                                                   -----------  -----------
     Total Liabilities & Stockholders' Equity      $       67   $       67
                                                   ===========  ===========


                                See Accopanying Notes
                                          3


                                      ASDAR INC.
                         Statements of Operations (Unaudited)
               For the Three Months Periods Ended March 31, 1998 & 1997

                                                        March        March
                                                     31, 1998     31, 1997
                                                   -----------  -----------
Revenues                                           $      -0-   $      -0-
--------                                           -----------  -----------

Expenses
--------
  Legal Fees                                              -0-        2,131
  Consulting Fees                                      12,000       56,250
  General & Administrative                                750          -0-
                                                   -----------  -----------
     Total Expenses                                    12,750       58,381
                                                   -----------  -----------
     Net Loss                                      ($  12,750)  ($  58,381)
                                                   ===========  ===========

     Loss Per Share                                ($    0.01)  ($    0.07)

     Weighted Average Shares Outstanding            1,626,999      826,999


                                See Accompanying Notes
                                          4


                                      ASDAR INC.
                         Statements of Cash Flows (Unaudited)
               For the Three Months Periods Ended March 31, 1998 & 1997

                                                        March        March
                                                     31, 1998     31, 1997
                                                   -----------  -----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                         ($  12,750) ($   58,381)
  Adjustments to Reconcile Net Loss to Net
    Cash Used by Operating Activities;
     Non Cash Expenses                                    750       56,250
     Increase in Accounts Payable                      12,000          -0-
                                                   -----------  -----------
      Net Cash Used by Operating Activities               -0-   (    2,131)

Cash Flows from Investing Activities                      -0-          -0-
------------------------------------               -----------  -----------

Cash Flows from Financing Activities                      -0-          -0-
------------------------------------               -----------  -----------

      Increase in Cash                                    -0-   (    2,131)

      Cash at Beginning of Period                          67        2,250
                                                   -----------  -----------
      Cash at End of Period                        $       67   $      119
                                                   ===========  ===========

Disclosures from Operating Activities
-------------------------------------

  Interest                                         $      -0-   $      -0-
  Taxes                                                   -0-          -0-

                           See Accompanying Notes
                                     5


ITEM I
------

NOTE #1 - Basis of Presentation
-------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ending March 31, 1998, are not necessary indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

ITEM II
-------

Management's Discussion and Analysis of Financial Condition and Results of Operation
---------------------------------------------------------------------------

Liquidity & Capital Resources
-----------------------------

     The Company has been inactive for the current year and ha no assets with which to conduct business. The Company is dependent upon its officers or shareholders for cash for any purpose.

Results Of Operations
---------------------
     The Company had no operations other than management attempts to make an acquisition. If there were any cost associated with such attempts they were minimal and no expenses were incurred by the Company. The Company has accrued $5,000 per month since January 1, 1995, payable to its Secretary for services in its acquisitions attempts.


                                     6

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



                                     7

                                 SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ASDAR INC.

Date: April 20, 2000                      By:/S/ Nicholas F. Cosica
                                          --------------------------
                                          Nicholas F. Coscia
                                          Secretary & Chief Accounting Officer



                                     8