Form 10-Q
period 1998-06-30
ASDAR INC
filed 2000-04-28
CIK 746631

                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
             Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                   Commission File No.
---------------------                                   -------------------
     JUNE 30, 1998                                        0-13597


                                 ASDAR INC.
                               -------------
                         (Exact Name of Registrant)

        NEVADA                                            88-0195105
-------------------------------                          ------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)

                            2124 GLASGOW AVENUE
                         CARDIFF, CALIFORNIA 92007
                  ----------------------------------------
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

YES            NO      X
     -------        -------

     Indicate the number of shares outstanding for each of the issuer's classes of Stock as of the last practical date:

     At June 30, 1998, there were 1,734,499 shares of common stock at $0.001 par value outstanding.

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

               Notes to Financial Statements . . . . . . . . . . . . . . .6

     ITEM 2    MANAGEMENT'S DISCUSSION AND FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .6

PART II        OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .7

               SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .8

     This report of Form 10-Q is for the period ended June 30, 1998, however the report has been filed with the Securities and Exchange Commission in April 2000. To the extent practicable, the disclosures contained have been prepared to speak as of August 15, 1998, the required filing date of the report.

                                 ASDAR INC.
                               Balance Sheets
                June 30, 1998 (Unaudited) December 31, 1997

                                                         June     December
                                                     30, 1998     31, 1997
                                                   -----------  -----------
      ASSETS

Current Assets
--------------

  Cash                                             $       87  $        67
                                                   -----------  -----------
      Total Assets                                 $       87   $       67
                                                   ===========  ===========

Current Liabilities
-------------------

  Accounts Payable                                     24,500       24,500
                                                   -----------  -----------
      Total Current Liabilities                        24,500       24,500

Stockholders' Equity
--------------------

 Common Stock, 50,000,000 Shares
  Authorized, at $0.001 Par Value;
    1,734,499 & 1,519,499 Shares Issued
    & Outstanding Respectively                         1,734        1,519
 Paid In Capital                                   7,478,548    7,454,013
 Treasury Stock                                   (  199,167) (   199,167)
 Accumulated Deficit                              (7,305,528) ( 7,280,798)
                                                  -----------  -----------
     Total Stockholders' Equity                   (   24,413) (    23,433)
                                                  -----------  -----------
     Total Liabilities & Stockholders' Equity     $       87  $        67
                                                  ===========  ===========


                           See Accompanying Notes
                                     3


                                 ASDAR INC.
                    Statements of Operations (Unaudited)
              For the Three Months Ended June 30, 1998 & 1997
           and the Six Months Periods Ended June 30, 1998 & 1997

                                           For the Three            For the Six
                                        Months Period Ended      Months Period Ended
                                      April 1,     April 1,  January 1,   January 1,
                                       to June      to June     to June      to June
                                      30, 1998     30, 1997    30, 1998     30, 1997
                                    -----------  ----------- -----------  -----------
Revenues                            $   39,409  $       -0-  $   39,409  $       -0-
--------                            -----------  ----------- -----------  -----------
Expenses
--------
  Legal Fees                            39,389          -0-      24,000        2,131
  Consulting Fees                       12,000       10,000      39,389       66,250
  General & Administrative                 -0-        1,552         750        1,552
                                    -----------  ----------- -----------  -----------
      Total Expenses                    51,389       11,552      64,139       69,933
                                    -----------  ----------- -----------  -----------
      Net Loss                      ($  11,980)  ($  11,552) ($  24,730)  ($  69,933)
                                    ===========  =========== ===========  ===========

      Loss Per Share                ($    0.01)  ($    0.01) ($    0.02)  ($    0.08)

      Weighted Average
      Shares Outstanding             1,626,999      896,166   1,626,999      896,166


                           See Accompanying Notes
                                     4


                                 ASDAR INC.
                    Statements of Cash Flows (Unaudited)
          For the Three Months Periods Ended June 30, 1998 & 1997

                                                         June         June
                                                     30, 1998     30, 1997
                                                   -----------  -----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                         ($  24,730) ($   69,933)
  Adjustments to Reconcile Net Loss to Net
    Cash Used by Operating Activities;
     Non Cash Expenses                                    750       52,750
     Increase in Accounts Payable                      24,000       15,000
                                                   -----------  -----------
      Net Cash Used by Operating Activities                20   (    2,183)

Cash Flows from Investing Activities                      -0-          -0-
------------------------------------               -----------  -----------
Cash Flows from Financing Activities                      -0-          -0-
------------------------------------               -----------  -----------

      Increase in Cash                                     20   (    2,183)

      Cash at Beginning of Period                          67        2,250
                                                   -----------  -----------

      Cash at End of Period                        $       87   $       67
                                                   ===========  ===========

Disclosures from Operating Activities
-------------------------------------
  Interest                                         $      -0-   $      -0-
  Taxes                                                   -0-          -0-


                           See Accompanying Notes
                                     5


ITEM I
------
NOTE #1 - Basis of Presentation
-------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months and the three months periods ending June 30, 1998, are not necessary indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


ITEM II
--------
Management's Discussion and Analysis of Financial Condition and Results of Operation
--------------------------------------------------------------------------
Liquidity & Capital Resources
-----------------------------

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


                                          ASDAR INC.

Date: April 20, 2000                      By: /S/ Nicholas F. Coscia
--------------------                      --------------------------
                                          Nicholas F. Coscia
                                          Secretary & Chief Accounting Officer



                                     8