Form 10-Q
period 1998-09-30
ASDAR INC
filed 2000-04-28
CIK 746631

                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
             Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                   Commission File No.
---------------------                                   -------------------
 SEPTEMBER 30, 1998                                           0-13597


                                 ASDAR INC.
                         -------------------------
                         (Exact Name of Registrant)

          NEVADA                                               88-0195105
-------------------------------                          ------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                          Identification No.)

                            2124 GLASGOW AVENUE
                         CARDIFF, CALIFORNIA 92007
                  ---------------------------------------
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

YES            NO       X
     --------       ---------
     Indicate the number of shares outstanding for each of the issuer's classes of Stock as of the last practical date:

     At September 30, 1998, there were 1,734,499 shares of common stock at $0.001 par value outstanding.


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

               Notes to Financial Statements . . . . . . . . . . . . . . .6

     ITEM 2    MANAGEMENT'S DISCUSSION AND FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .6

PART II        OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .7

               SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .8

     This report of Form 10-Q is for the period ended September 30, 1998, however the report has been filed with the Securities and Exchange Commission in April 2000. To the extent practicable, the disclosures contained have been prepared to speak as of November 15, 1998, the required filing date of the report.


                                 ASDAR INC.
                               Balance Sheets
              September 30, 1998 (Unaudited) December 31, 1997

                                                    September     December
                                                     30, 1998     31, 1997
                                                   -----------  -----------
      ASSETS

Current Assets
--------------

  Cash                                             $    2,463  $        67
                                                   -----------  -----------
      Total Assets                                 $   2,463   $        67
                                                   ===========  ===========

Current Liabilities
-------------------

  Accounts Payable                                 $   30,500  $    24,500
                                                   -----------  -----------
      Total Current Liabilities                        30,500       24,500

Stockholders' Equity
--------------------

  Common Stock, 50,000,000 Shares
   Authorized, at $0.001 Par Value;
   1,734,499 & 1,519,449 Shares Issued
   & Outstanding Respectively                           1,734        1,519
  Paid In Capital                                   7,478,548    7,454,013
  Treasury Stock                                   (  199,167) (   199,167)
  Accumulated Deficit                              (7,309,152) ( 7,280,798)
                                                   -----------  -----------
      Total Stockholders' Equity                   (   28,037) (    24,433)
                                                   -----------  -----------
      Total Liabilities & Stockholders' Equity     $    2,463  $        67
                                                   ===========  ===========


                           See Accompanying Notes
                                     3


                                 ASDAR INC.
                    Statements of Operations (Unaudited)
        For the Three Months Periods Ended September 30, 1998 & 1997
        and the Nine Months Periods Ended September 30, 1998 & 1997

                                             For the Three           For the Nine
                                        Months Period Ended      Months Period Ended
                                          July         July     January      January
                                       1, 1999      1, 1999     1, 1999      1, 1999
                                            to           to          to           to
                                     September    September   September    September
                                      30, 1998     30, 1997    30, 1998     30, 1997
                                    -----------  ----------- -----------  -----------

Revenues                            $   11,903   $      -0-  $   51,312   $      -0-
--------                            -----------  ----------- -----------  -----------
Expenses
--------

  Legal Fees                             9,500          -0-      48,889        2,131
  Consulting Fees                        6,000       12,000      30,000       78,250
  General & Administrative
   Expenses                                 26          -0-         777        1,553
                                    -----------  ----------- -----------  -----------
      Total Expenses                    15,526       12,000      79,666       81,934
                                    -----------  ----------- -----------  -----------
      Net Loss                      ($   3,623)  ($  12,000) ($  28,354)  ($  81,934)
                                    ===========  =========== ===========  ===========

      Loss Per Share                ($    0.00)  ($   0.01)  ($    0.02)  ($    0.08)

      Weighted Average
      Shares Outstanding             1,662,832    1,057,832   1,662,832    1,057,832


                           See Accompanying Notes
                                     4


                                 ASDAR INC.
                    Statements of Cash Flows (Unaudited)
        For the Three Months Periods Ended September 30, 1998 & 1997

                                                    September    September
                                                     30, 1998     30, 1997
                                                   -----------  -----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                         ($  28,354)  ($  81,934)
  Adjustments to Reconcile Net Loss to Net
    Cash Used by Operating Activities;
     Non Cash Expenses                                    750       52,751
     Increase in Accounts Payable                      30,000       27,000
                                                   -----------  -----------
      Net Cash Used by Operating Activities             2,396   (    2,183)

Cash Flows from Investing Activities                      -0-          -0-
------------------------------------               -----------  -----------
Cash Flows from Financing Activities                      -0-          -0-
------------------------------------               -----------  -----------
       Increase in Cash                                 2,396   (    2,183)

       Cash at Beginning of Period                         67        2,250
                                                   -----------  -----------
       Cash at End of Period                       $    2,463   $       67
                                                   ===========  ===========

Disclosures from Operating Activities
-------------------------------------
  Interest                                         $      -0-   $      -0-
  Taxes                                                   -0-          -0-



                           See Accompanying Notes
                                     5


ITEM I
------
NOTE #1 - Basis of Presentation
-------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months and the three months periods ending September 30, 1998, are not necessary indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


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



                                     6

                        PART II - OTHER INFORMATION
                        ----------------------------


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


                                          ASDAR INC.

Date: April 25, 2000                      By: /S/ Nicholas F. Coscia
       --------------                     ---------------------------
                                          Nicholas F. Coscia
                                          Secretary & Chief Accounting Officer



                                     8