Form 10-K
period 1998-12-31
ASDAR INC
filed 2000-04-28
CIK 746631

                                 FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31,1998

Commission File number 0-13597

                                ASDAR INC.
            ----------------------------------------------------
           (Exact name of Registrant as specified in its charter)

          Nevada                                              88-0195105
-------------------------------                         -------------------
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                          Identification No.)

 2124 Glasgow Avenue                                                92007
----------------------                                           ----------
(Registrant's Address)                                           (Zip Code)

Registrant's telephone number, including area code:   (619) 792-7300

Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.001 par value
                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been
subject to such filing requirements for the past 90 days.  Yes     No   X
                                                               ---     ---

     As of March 31, 1999 (the required filing date of the report), although the Registrant's Common stock was quoted on the NASDAQ ("Bulletin Board"), the common stock was not subject of any meaningful trading in the over-the-counter market. Accordingly, the Registrant does not believe there is a determinable market value for its outstanding shares of Common Stock as of such date. The number of shares outstanding of the Registrant's $.001 par value Common Stock as of March 31, 1998 was 1,894,499.

     Documents incorporated by reference: None

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     Yes   X    No ___

                                   PART I

     THIS REPORT ON FORM 10-K IS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, HOWEVER, THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN APRIL 2000. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF MARCH 31, 1998, THE REQUIRED FILING DATE OF THIS REPORT.

-----------------

     General Development of the Business.

     ASDAR Group (the "Company") was formed under the laws of the State of Nevada on November 29, 1983 under the name Venture Group, Inc. In April 1985, the Company conducted an initial public offering of its securities pursuant to a Registration Statement on Form S-18.

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

1    Financial Information About Industry Segments

     Inapplicable

2    Narrative Description of Business.

     See Item 1(a) above. Since 1990, the Company has had no employees other than the members of management identified in Part III, Item 10 of this report.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales.

     Inapplicable

Item 2.  Properties
-------------------
     The Company's offices are currently located in the residence of its Secretary. The Company's Secretary does not charge the Company any rent or overhead for its use of his residence or utilities.

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

Item 4.  Submission of Matters to a vote of Securities Holders.
---------------------------------------------------------------
     Inapplicable

                                  PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder
          Matters.
---------------------------------------------------------------------------

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


Item 6.  Selected Financial Data.
---------------------------------
     Inapplicable.  See Item 8 - Financial Statements and Supplementary
Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations
---------------------------------------------------------------------------
     The Company was formed under the laws of the State of Nevada on November 29, 1983, under the name Venture Group, Inc. In April, 1985, the Company conducted an initial public offering of its securities pursuant to a Registrant Statement of Form S-18.

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

     On January 25, 1997, the Company reached a settlement with James A. Egide and Casino World Holdings, Ltd., by which the Company issued 500,000 share of its common stock to persons and issued a note in the amount of $50,000 to James Egide. In addition, certain agreements were made between Mr. Egide and Casino World Holdings, Ltd. Contemporaneously, each of the parties issued full general releases to each other. A detailed copy of the Settlement Agreement appears as Exhibit 10.9 of this filing.

Item 9. Changes in and Disagreements with Accountant's on Accounting and Financial Disclosure
---------------------------------------------------------------------------

     Inapplicable

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

     (a) (b) Identification of Directors and Executive Officers.

     The officers and directors of the Company are as follows;

     NAME                     AGE            POSITION

     Stephen J. Nemergut      50             President, Director

     George J. Coleman        76             Director

     All directors of the Company hold office until the next annual meeting of until their successors have been elected and qualified. All officers serve at the discretion of the Board of Directors.

     (c)  Identification of Certain Significant Employees.

     Mr. Nemergut is a significant employee of the Company.

     (d)  Family Relationships.

     Inapplicable

     (e)  Business Experience

     Mr. Nemergut has served as President since June, 1996.   Mr Nemergut
has had various executive positions, including president and Chairman of the Board with several public companies since 1979.

     (f)  Involvement in Certain Legal Proceedings.

     (g)  Promoter and Control Persons.

     Mr. Nemergut is a control person in that he is both an officer and a director of the Company.

     (h)  Compliance with Section 16(a) of the Exchange Act.

     During the fiscal year ended December 31, 1998, there were no Forms 3,4, and 5 filed with the Securities and Exchange Commission pursuant to
Section 16 of the Securities Exchange Act of 1934 by management of any other beneficial owner of more than ten percent (10%) of the Company's Common Stock.

Item 11.  Executive Compensation
--------------------------------
      (a) - (f) and (h) - (l)  General

     In 1998, Mr. Nemergut and Mr. Coscia accrued salaries of $2,000 per month. Mr. Coscia's compensation was terminated upon his resignation in June of 1988.


      (g)

            In 1998, Directors of the Company receive, as compensation, 5,000 shares of the Company's restricted Common Stock.

Item 12.  Security Ownership of Certain Beneficial Owners and Managment.
------------------------------------------------------------------------
     (a) - (b)    Security Ownership

     The following table sets forth information as of December 31, 1998, with respect to the ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, by each director and by all officers and directors as a group.


Name and Address of             Amount of Shares       % of Outstanding
Beneficial Holder               Beneficially Owned     Common Stock
Nicholas F. Coscia              497,744                28.7%
2124 Glasgow Avenue
Cardiff, CA. 92007

Sterling Venture, Inc.          250,000                14.4%

James A. Egide                  165,000                9.5%
P.O. Box 11927
Zephyr Cove, NV 89448

Wepawaug, Inc.                  100,000                11.2%

Stephen J. Nemergut             13,000                 .8%
1750 Barbara Lane
Leucadia, CA. 92024

George Coleman                  12,000                 .7%
1750 Barbara Lane
Leucadia, CA. 92024

All directors and Officers      25,000                 1.4%
as a group (2 people)

     (c) Changes in Control

Item 13.  Certain Restriction and Related Transactions.
-------------------------------------------------------
     In June, 1998, the Company's Secretary resigned as an officer and director of the Company. At that time the Company's President assumed control of the Company.



                                  Part IV
                                  -------

Item 14.  Exhibits, Financial Statement Schedules, and Report on Form 8-K.
--------------------------------------------------------------------------
     (a) (1) List of Financial Statements Filed as Part of this Report

     Independent Auditors' Report
     Balance Sheets as of December 31, 1998 and 1997
     Statements of Operations for the years ended December 31, 1998, 1997 and 1996
     Statements of Changes in Stockholders' Equity for the years ended
          December 31, 1998, 1997 and 1996
     Statement of Cash Flows for the years ended December 31, 1998, 1997 and 1996
     Notes to Financial Statements

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

     10.1 Venture Group, Inc., Employee Incentive Stock Option Plan (1984) incorporate by reference to Exhibit 10 (b) to the Company's 1984 Form 10-K

     10.2 Venture Group, Inc., Director's Warrants Plan, incorporated by reference to Exhibit 10 (b) to the Company's 1984 Form 10-K

     10.3 Indemnification Agreement dated January 1, 1988, between ASDAR Group and Phillip S. Sindler.

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

     10.7 Agreement dated may 13, 1996, between Registrant and James A.
          Egide.

     10.8 Agreement dated June 13, 1996 between Registrant and Casino World Holdings, Ltd.

     10.9 Settlement Agreement by and among ASDAR Group, James A. Egide and Casino World Holdings, Ltd.

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


Date: April 20, 2000                    ASDAR INC.

                                        By: /S/ Nicholas F. Coscia
                                        ---------------------------
                                        Nicholas F. Coscia

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of he registrant and in the capacities and on the dates included.

/S/ Nicholas F. Coscia                  Date: April 20, 2000
----------------------                  --------------------
NICHOLAS F. COSCIA
Director, Secretary

/S/ Stephen J. Nemergut                 Date: April 20, 2000
-----------------------                 --------------------
STEPHEN J. NEMERGUT
Director, President


                                ASDAR INC.

                          DECEMBER 31, 1998 & 1997


[Letterhead]


                        Independent Auditors Report
                        ---------------------------

Board of Directors
Asdar Inc.

I have audited the accompanying balance sheets of Asdar Inc., as of December 31, 1998 & 1997, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1998 & 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Asdar Inc., as of December 31, 1998 & 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 & 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Schvaneveldt & Company
Salt Lake City, Utah
August 28, 1997


                                 ASDAR INC.
                               Balance Sheets
                          December 31, 1998 & 1997

                                                     December     December
                                                     31, 1998     31, 1997
                                                   -----------  -----------
      ASSETS

Current Assets
--------------

  Cash                                             $    2,427  $        67
                                                   -----------  -----------
      Total Assets                                 $    2,427  $        67
                                                   ===========  ===========
Current Liabilities
-------------------

  Accounts Payable                                 $   47,765  $    24,500
                                                   -----------  -----------
      Total Current Liabilities                        47,765       24,500

Stockholders' Equity
--------------------

  Common Stock, 50,000,000 Shares
   Authorized, at $0.001 Par Value;
   1,734,499 & 1,519,499 Shares
   Issued & Outstanding Respectively                    1,734        1,519
  Paid In Capital                                   7,478,548    7,454,013
  Treasury Stock                                   (  199,167) (   199,167)
  Accumulated Deficit                              (7,326,453) ( 7,280,798)
                                                   -----------  -----------
      Total Stockholders' Equity                   (   45,338) (    24,433)
                                                   -----------  -----------
      Total Liabilities & Stockholders' Equity     $    2,427  $        67
                                                   ===========  ===========

 The accompanying notes are an integral part of these financial statements


                                ASDAR INC.
                          Statements of Operations
                          December 31, 1998 & 1997

                                                     December     December
                                                     31, 1998     31, 1997
                                                   -----------  -----------
Revenues
--------

  Settlement Litigation Proceeds                   $   51,312  $       -0-
                                                   -----------  -----------
      Total Revenues                                   51,312          -0-

Expenses
--------
  Consulting Fees                                      36,000       90,250
  Other Administrative Fees                               813        3,683
  Professional Fees                                    60,154          -0-
                                                   -----------  -----------
      Total Expenses                                   96,967       93,933
                                                   -----------  -----------
      Net Loss                                     ($  45,655) ($   93,933)
                                                   ===========  ===========
      Loss Per Share                               ($    0.03) ($     0.08)

      Weighted Average Shares Outstanding           1,680,743    1,173,249



 The accompanying notes are an integral part of these financial statements


                                   ASDAR INC.
                        Statement of Stockholders' Equity
               For the Period January 1, 1996 to December 31, 1998

                                                                             Deficit
                               Common Stock       Paid In    Treasury       Retained
                             Shares   Amount      Capital       Stock       Earnings
                         ------------------------------------------------------------
Balance,
January 1, 1996
Retroactively
Restated                    499,499  $   499  $ 4,361,401   ($199,167) ($  4,460,633)

Shares Issued to
Settle Litigation
Retroactively
Restated                     50,000       50    2,469,832

Net Loss Year Ended
December 31, 1996                                                      (   2,726,232)
                         ------------------------------------------------------------
Balance,
December 31, 1996
Retroactively
Restated                    549,499      549    6,831,233   ( 199,167) (   7,186,865)

Shares Issued to
Settle Note Payable
& Accrued Interest          500,000      500      476,500

Shares Issued for
Services at $0.75
Per Share                    55,000       55       41,195

Shares Issued for
Services at $0.25
Per Share                   415,000      415      105,085

Net Loss for
Year Ended
December 31, 1997                                                      (      93,933)
                         ------------------------------------------------------------
Balance,
December 31, 1997         1,519,499     1,519   7,454,013  (  199,167) (    7,280,798)

Shares Issued for
Services at $0.12
Per Share                   200,000      200       23,800

Shares Issued for
Services at $0.05
Per Share                    15,000       15          735

Net Loss for
Year Ended
December 31, 1998                                                      (      45,655)
                         ------------------------------------------------------------
Balance,
December 31, 1998         1,734,499 $  1,734   $7,478,548  ($ 199,167) ($   7,326,453)
                         ============================================================

 The accompanying notes are an integral part of these financial statements
                                 15

                                ASDAR INC.
                          Statements of Cash Flows
                For the Years Ended December 31, 1998 & 1997

                                                     December     December
                                                     31, 1998     31, 1997
                                                   -----------  -----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                         ($  45,655) ($   93,933)
  Adjustments to Reconcile Net Loss to Net
    Cash Used by Operating Activities;
     Non Cash Expenses                                 24,750      146,750
  Changes in Operating Liabilities:
   Increase (Decrease) in Accounts Payable         (   23,266) (    55,000)
                                                   -----------  -----------
      Net Cash Used by Operating Activities             2,360  (     2,183)

Cash Flows from Investing Activities                      -0-          -0-
------------------------------------               -----------  -----------
Cash Flows from Financing Activities                      -0-          -0-
------------------------------------               -----------  -----------
      Increase in Cash                                  2,360  (     2,183)

      Cash at Beginning of Period                          67        2,250
                                                   -----------  -----------
      Cash at End of Period                        $    2,427  $        67
                                                   ===========  ===========
Disclosures from Operating Activities
-------------------------------------
  Interest                                         $      -0-  $       -0-
  Taxes                                                   -0-          -0-

Significant Non Cash Transactions
---------------------------------
  Issued 215,000 Shares for Services                   24,750          -0-

 The accompanying notes are an integral part of these financial statements
                                     16

                                ASDAR INC.
                       Notes to Financial Statements

NOTE #1 - Corporate Data
------------------------

ASDAR Group, (the Company), formerly known as the ASDAR Corporation, was incorporated under the laws of the State of Nevada on November 29, 1983. Its initial public offering was completed in April, 1985.

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

NOTE #2 - Significant Accounting Policies
-----------------------------------------
1    The Company uses the accrual method of accounting.
2 Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
3 The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
4 Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements.
5 Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
6 The cost of furniture and equipment was depreciated over an estimated useful life of five years using the straight-line method. It is the general practice of the Company to charge maintenance and repairs to expense; major expenditures for renewals and betterments are capitalized and are subjected to depreciation over their useful lives. Upon disposal or retirement, the cost of assets and related accumulated depreciation are eliminated and any gain or loss is included in operations.
7    Estimates:   The preparation of the financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could defer from those estimates.


                                ASDAR INC.
                 Notes to Financial Statements -Continued-

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

Scheduled below are the losses that the Company can carryforward for future tax benefit.

                                                                 Year of
Year  of  Loss  Amount                 Expiration
--------------                       -------------           ------------
        1987 and Prior               $  1,594,000                   2002
                  1988                    199,167                   2003
                  1989                        -0-                   2004
                  1990                    122,731                   2005
                  1991                    288,042                   2006
                  1992                    228,826                   2007
                  1993                      4,163                   2008
                  1994                        100                   2009
                  1995                        100                   2010
                  1996                  2,726,232                   2011
                  1997                     93,933                   2012

Utilization of these losses depend upon the Company's compliance with provisions of the IRS code. Changes in majority shareholders and changes in business activities, will result in the loss of availability of the losses to offset taxable income.

                                ASDAR INC.
                 Notes to Financial Statements -Continued-

NOTE #6 - Income Taxes & Net Operating Loss Carryforwards -Continued-
---------------------------------------------------------------------
Because of uncertainties as to its future and future majority shareholders the Company has created an evaluation allowance at 100% of any future tax asset that may occur from application of the net operating loss carryforward provisions.

                                                                  1998          1997
                                                           ------------  ------------
Maximum Tax Benefit at Current Prevailing Rates           $  1,765,737  $    931,610
Evaluation Allowance Net Tax Benefit (Asset)              (  1,765,737) (    931,610)
                                                           ------------  ------------
     Net Tax Benefit (Asset)                              $        -0-  $        -0-
                                                           ============  ============
     Current Tax Liability                                $        -0-  $        -0-
     Deferred Tax Liability                                        -0-           -0-


NOTE #7 - Account Payable
-------------------------

During 1996, the Company accrued consulting fees of $79,500 annually, payable to an Officer for services in attempting to acquire a business opportunity and bring the Company current with various government agencies. The Company also owes $500 in filing fees and $2,000 in accrued interest expenses.
