Form 10-Q
period 1999-03-31
ASDAR INC
filed 2000-04-28
CIK 746631

                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
             Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File No.
---------------------                                   -------------------
 MARCH 31, 1999                                               0-13597


                                 ASDAR INC.
                         -------------------------
                         (Exact Name of Registrant)

          NEVADA                                               88-0195105
------------------------------                               --------------
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

     At March 31, 1999, there were 1,893,582 shares of common stock at $0.001 par value outstanding.

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

               Notes to Financial Statements . . . . . . . . . . . . . . .6

     ITEM 2    MANAGEMENT'S DISCUSSION AND FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .6

PART II        OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .7

               SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .8

     This report of Form 10-Q is for the period ended March 31, 1999, however the report has been filed with the Securities and Exchange Commission in April 2000. To the extent practicable, the disclosures contained have been prepared to speak as of May 15, 1999, the required filing date of the report.


                                 ASDAR INC.
                               Balance Sheets
               March 31, 1999 (Unaudited) & December 31, 1998

                                                        March     December
                                                     31, 1999     31, 1998
                                                   ----------- ------------
                                   ASSETS

Current Assets
--------------
  Cash                                             $    2,400  $     2,427
                                                   ----------- ------------
     Total Assets                                  $    2,400  $     2,427
                                                   =========== ============
Current Liabilities
-------------------

  Accounts Payable                                     17,766       47,766
                                                   ----------- ------------
     Total Current Liabilities                         17,766       47,766

Stockholders' Equity
--------------------

  Common Stock, 50,000,000 Shares
   Authorized, at $0.001 Par Value;
     1,894,499 & 1,734,499 Shares Issued
     & Outstanding Respectively                         1,894        1,734
  Paid In Capital                                   7,514,888    7,478,548
  Treasury Stock                                   (  199,167) (   199,167)
  Accumulated Deficit                              (7,332,981) ( 7,326,454)
                                                   ----------- ------------
     Total Stockholders' Equity                    (   15,366) (    45,339)
                                                   ----------- ------------
     Total Liabilities & Stockholders' Equity      $    2,400  $     2,427
                                                   =========== ============


                           See Accompanying Notes
                                     3


                                 ASDAR INC.
                    Statements of Operations (Unaudited)
          For the Three Months Periods Ended March 31, 1999 & 1998

                                                        March       March
                                                     31, 1999    31, 1998
                                                   ----------- -----------
Revenues                                           $      -0-  $      -0-
--------                                           ----------- -----------

Expenses
--------

  Consulting Fees                                       6,000      12,000
  General & Administrative                                527         750
                                                   ----------- -----------

     Total Expenses                                     6,527      12,750
                                                   ----------- -----------

     Net Loss                                      ($   6,527) ($  12,750)
                                                   =========== ===========

     Loss Per Share                                ($    0.00) ($    0.07)


     Weighted Average Shares Outstanding            1,814,499     826,999


                           See Accompanying Notes
                                     4


                                 ASDAR INC.
                    Statements of Cash Flows (Unaudited)
          For the Three Months Periods Ended March 31, 1999 & 1998

                                                        March        March
                                                     31, 1999     31, 1998
                                                   -----------  -----------
Cash Flows from Operating Activities
------------------------------------

  Net Loss                                         ($   6,527) ($   12,750)
  Adjustments to Reconcile Net Loss to Net
    Cash Used by Operating Activities;
     Non Cash Expenses                                    500          750
     Increase in Accounts Payable                       6,000       12,000
                                                   -----------  -----------
     Net Cash Used by Operating Activities         (       27)         -0-

Cash Flows from Investing Activities                      -0-          -0-
------------------------------------               -----------  -----------

Cash Flows from Financing Activities                      -0-          -0-
------------------------------------               -----------  -----------

     Increase in Cash                              (       27) (     2,131)

     Cash at Beginning of Period                        2,427        2,250
                                                   -----------  -----------
     Cash at End of Period                         $    2,400   $      119
                                                   ===========  ===========

Disclosures from Operating Activities
-------------------------------------
  Interest                                         $      -0-   $      -0-
  Taxes                                                   -0-          -0-

                           See Accompanying Notes
                                     5


ITEM I
------

NOTE #1 - Basis of Presentation
-------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months periods ending March 31, 1999, are not necessary indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


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


                                             ASDAR INC.

Date: April 24, 2000                          By:/S/ Stephen J. Nemergut
                                             ---------------------------
                                             Stephen J. Nemergut
                                             President, Secretary and Chairman




                                     8
