Form 10-K
period 1996-12-31
ASDAR INC
filed 2000-05-01
CIK 746631

                                 FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31,1996

Commission File number 0-13597

                                 ASDAR INC.
             -------------------------------------------------
           (Exact name of Registrant as specified in its charter)

     Nevada                                                   88-0195105
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                          Identification No.)

  2124 Glasgow Avenue                                              92007
-----------------------                                          ----------
(Registrant's Address)                                           (Zip Code)

Registrant's telephone number, including area code:   (619) 792-7300

Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.001 par value
                      -------------------------------
                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days. Yes     No   X
                                                             ----     ----
     As of March 31, 1998 (the required filing date of the report), although the Registrant's Common stock was quoted on the NASDAQ ("Bulletin Board"), the common stock was not subject of any meaningful trading in the over-the-
counter market.  Accordingly, the Registrant does not believe there is a determinable market value for its outstanding shares of Common Stock as of such date.  The number of shares outstanding of the Registrant's $.001 par value Common Stock as of March 31, 1997 was 1,104,499.

     Documents incorporated by reference: None

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.                     Yes   X    No
                                                               ----    ----


                                   PART I

     THIS REPORT ON FORM 10-K IS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996,
HOWEVER, THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE
COMMISSION IN APRIL 2000.  TO THE EXTENT PRACTICABLE, THE DISCLOSURE
CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF MARCH 31, 1997, THE
REQUIRED FILING DATE OF THIS REPORT.

Item 1.  Business
-----------------
     (a)  General Development of the Business.

     ASDAR INC. (the "Company") was formed under the laws of the State of Nevada on November 29, 1983 under the name Venture Group, Inc. In April
1985, the Company conducted an initial public offering of its securities pursuant to a Registration Statement on Form S-18.

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

     (b)  Financial Information About Industry Segments

     Inapplicable

     (c)  Narrative Description of Business.

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

Item 4.  Submission of Matters to a vote of Securities Holders.
---------------------------------------------------------------
     Inapplicable

                                  PART II
                                  -------
Item 5.   Market for the Company's Common Equity and Related Stockholder
          Matters.
------------------------------------------------------------------------

     (a)  Market Information.

     Management of the Company believes that its Common Stock has not been traded in any meaningful amount from, at least, 1990 to the date of this report.

     (b)  Holders.

     The approximate number of holders of the outstanding shares of the Company's common stock as of December 31, 1996 if 1,500.

     (c)  Dividends.

     The Company has never declared or paid any dividends on its common stock. The Company does not intend to declare or pay any dividends in the foreseeable future.

Item 6.   Selected Financial Data.
----------------------------------
     Inapplicable.  See Item 8 - Financial Statements and Supplementary Data.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Result of Operations
--------------------------------------------------------------------------

     The Company was formed under the laws of the State of Nevada on November
29, 1983, under the name Venture Group, Inc. In April, 1985, the Company conducted an initial public offering of its securities pursuant to a Registrant Statement on Form S-18.

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

Item 9.   Changes in and Disagreements with Accountant's on Accounting and
          Financial Disclosure
---------------------------------------------------------------------------
     Inapplicable

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------
     (a) (b) Identification of Directors and Executive Officers.

     The officers and directors of the Company are as follows;

      NAME                     AGE            POSITION
      Stephen J. Nemergut      48             President, Director

      Nicholas F. Coscia       44             Secretary, Director

      George J. Coleman        74             Director

     All directors of the Company hold office until the next annual meeting of until their successors have been elected and qualified. All officers serve at the discretion of the Board of Directors.

     (c)  Identification of Certain Significant Employees.

     Mr. Nemergut and Mr. Coscia are significant employees of the Company.

     (d)  Family Relationships.

     Inapplicable

     (e)  Business Experience

     Mr. Nemergut has served as President since June, 1996.   Mr. Nemergut
has had various executive positions, including president and Chairman of the
Board with several public companies since 1979.

     Mr. Coscia has served as Secretary since 1989. Mr. Coscia is a licensed attorney practicing in the San Diego, California area.

     (f)  Involvement in Certain Legal Proceedings.

     (g)  Promoter and Control Persons.

     Mr. Coscia and Mr. Nemergut are control persons in that they are both officers and director of the Company.

     (h)  Compliance with Section 16(a) of the Exchange Act.

     During the fiscal year ended December 31, 1996, there were no Forms 3,4, and 5 filed with the Securities and Exchange Commission pursuant to Section
16 of the Securities Exchange Act of 1934 by management or any other beneficial owner of more than ten percent (10%) of the Company's Common
Stock.


Item 11.  Executive Compensation
--------------------------------
     (a) - (f) and (h) - (l)  General

     In 1996, Mr. Nemergut and Mr. Coscia accrued salaries of $2,000 per month, in addition to any compensation paid during the attempted acquisition of Casino World Holdings, Ltd., which amounted to $5,500 per month for Mr.
Nemergut and $12,500 per month for Mr. Coscia. Mr. Coscia's salary was reached through an arms length negotiation between himself and the principals of Casino World Holdings, Ltd., (see Item 7).

     (g)

     Inapplicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                    (a) - (b) Security Ownership

     The following table sets forth information as of December 31, 1997, with respect to the ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, by each director and by all officers and directors as a group.



Name and Address of                Amount of Shares    % of Outstanding
Beneficial Holder                  Beneficially Owned  Common Stock
---------------------------------------------------------------------------
Nicholas F. Coscia                 57,744              10.5%
2124 Glasgow Avenue
Cardiff, CA. 92007

All directors and Officers         57,744              10.5%
as a group (3 people)

     (c)   Changes in Control

Item 13.  Certain Restriction and Related Transactions.
-------------------------------------------------------
     Inapplicable



                                  Part IV
                                  --------
Item 14.  Exhibits, Financial Statement Schedules, and Report on Form 8-K.
--------------------------------------------------------------------------
     (a) (1) List of Financial Statements Filed as Part of this Report

     Independent Auditors' Report
     Balance Sheets as of December 31, 1997 and 1996
     Statements of Operations for the years ended December 31, 1997, 1996 and 1995
     Statements of Changes in Stockholders' Equity for the years ended
          December 31, 1997, 1996 and 1995
     Statement of Cash Flows for the years ended December 31, 1997, 1996 and 1995
     Notes to Financial Statements

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

     10.7 Agreement dated may 13, 1996, between Registrant and James A.
          Egide.

     10.8 Agreement dated June 13, 1996 between Registrant and Casino World Holdings, Ltd.

     10.9 Settlement Agreement by and among ASDAR INC., James A. Egide and Casino World Holdings, Ltd.

     27   Financial Data Schedule

     *The Exhibit Numbers used refer to the appropriate subsection in paragraph (b) of 601 of Regulation S-K.


                                 SIGNATURES
                                ------------
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.


Date: April 24, 2000                    ASDAR INC.

                                        By: /S/ Nicholas F. Coscia
                                        -----------------------------
                                        Nicholas F. Coscia

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of he registrant and in the capacities and on the dates included.

/S/ Nicholas F. Coscia                  Date: April 24, 2000
----------------------                  ---------------------
NICHOLAS F. COSCIA
Director, Secretary

/S/ Stephen J. Nemergut                 Date April 24, 2000
-----------------------                 ---------------------
STEPHEN J. NEMERGUT
Director, President


                                 ASDAR INC.

                          DECEMBER 31, 1996 & 1995


                                [Letterhead]


                        Independent Auditors Report
                       -----------------------------

Board of Directors
ASDAR INC.

I have audited the accompanying balance sheets of ASDAR INC., as of December 31, 1996 & 1995, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 & 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of ASDAR INC., as of December 31, 1996 & 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 & 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Schvaneveldt & Company
Salt Lake City, Utah
April 19, 2000


                                 ASDAR INC.
                               Balance Sheets
                          December 31, 1996 & 1995

                                                    December      December
                                                    31, 1996      31, 1995
                                                 ------------  ------------
                                   ASSETS

Current Assets
--------------
  Cash                                          $      2,250  $        -0-
                                                 ------------  ------------
      Total Assets                              $      2,250  $        -0-
                                                 ============  ============

Current Liabilities
-------------------
  Accounts Payable                              $     81,500  $    120,400
  Note Payable                                       475,000           -0-
                                                 ------------  ------------
      Total Current Liabilities                      556,500       120,400

  Contingent Liability (Note #7)                         -0-       177,500

Stockholders' Equity
--------------------
  Common Stock, 50,000,000 Shares
   Authorized, at $0.001 Par Value;
    549,499 & 49,949,915 Shares
    Issued & Outstanding Respectively                   549        49,949
 Paid In Capital                                  6,831,233     4,311,951
 Treasury Stock                                (    199,167) (    199,167)
 Accumulated Deficit                           (  7,186,865) (  4,360,633)
                                                ------------  ------------
     Total Stockholders' Equity                (    554,250) (    297,900)
                                                 ------------  ------------
     Total Liabilities & Stockholders' Equity  $      2,250  $        -0-
                                                 ============  ============

 The accompanying notes are an integral part of these financial statements


                                 ASDAR INC.
                          Statements of Operations
                          December 31, 1997 & 1996

                                                    December      December
                                                    31, 1997      31, 1996
                                                 ------------  ------------
Revenues
--------
  Interest Income                               $      1,834  $        -0-
                                                 ------------  ------------
      Total Revenues                                   1,834           -0-

Expenses
--------

  Interest                                             4,000           -0-
  Consulting Fees                                    108,250        60,000
  Other Administrative Fees                           22,298           100
  Professional Fees                                  218,222           -0-
  Travel                                              32,914           -0-
  Litigation Settlement                            2,342,382       177,500
                                                 ------------  ------------
      Total Expenses                               2,728,066       237,600
                                                 ------------  ------------
      Net Loss                                  ($ 2,726,232) ($   237,600)
                                                 ============  ============
      Loss Per Share                            ($      5.12) ($      0.00)

      Weighted Average Shares Outstanding            532,832    49,949,915


 The accompanying notes are an integral part of these financial statements


                                   ASDAR INC.
                       Statements of Stockholders' Equity
                    From January 1, 1994 to December 31, 1996

                                                                           (Deficit)
                               Common Stock      Paid In      Treasury      Retained
                            Shares     Amount    Capital         Stock      Earnings
                         ------------------------------------------------------------
Balance,
January 1, 1994
(Retroactively Restated)   499,499        499  4,361,401  (    199,167)   (4,233,033)

Net Loss for
Year Ended
December 31, 1995                                                         (  237,600)
                         ------------------------------------------------------------
Balance,
December 31, 1995
Retroactively Restated     499,499        499  4,361,401  (    199,167)   (4,460,633)

Shares Issued to Settle
Litigation Retroactively
Restated                    50,000         50  2,469,832

Net Loss for Year Ended
December 31, 1996                                                         (2,726,232)
                         ------------------------------------------------------------
Balance,
December 31, 1996
Retroactively Restated     549,499        549  6,831,233  (    199,167)   (7,186,865)
                         ============================================================

 The accompanying notes are an integral part of these financial statements


                                 ASDAR INC.
                          Statements of Cash Flows
                For the Years Ended December 31, 1997 & 1996

                                                    December      December
                                                    31, 1997      31, 1996
                                                 ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                      ($ 2,726,232) ($   237,600)
  Adjustments to Reconcile Net Loss to Net
    Cash Used by Operating Activities;
     Non Cash Expenses                             2,292,382           -0-
  Changes in Operating Liabilities:
   Increase (Decrease) in Accounts Payable      (     38,900)       60,100
   Increase in Contingent Class Action Cost              -0-       177,500
                                                 ------------  ------------
      Net Cash Used by Operating Activities     (    472,750)          -0-

Cash Flows from Investing Activities                     -0-           -0-
------------------------------------             ------------  ------------
Cash Flows from Financing Activities
------------------------------------
  Increase Notes Payable                             475,000           -0-
                                                 ------------  ------------
      Increase in Cash                                 2,250           -0-

      Cash at Beginning of Period                        -0-           -0-
                                                 ------------  ------------
      Cash at End of Period                     $      2,250  $        -0-
                                                 ============  ============
Disclosures from Operating Activities
-------------------------------------

  Interest                                      $        -0-  $        -0-
  Taxes                                                  -0-           -0-

Significant Non Cash Transactions
---------------------------------
  Issued 50,000 Shares to Settle Litigation        2,469,882           -0-

 The accompanying notes are an integral part of these financial statements


                                 ASDAR INC.
                       Notes to Financial Statements

NOTE #1 - Corporate Data
------------------------

ASDAR INC., (the Company), formerly known as the ASDAR Corporation, was incorporated under the laws of the State of Nevada on November 29, 1983. Its initial public offering was completed in April, 1985.

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

NOTE #2 - Significant Accounting Policies
-----------------------------------------

1    The Company uses the accrual method of accounting.
2 Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
3 The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
4 Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
5 The cost of furniture and equipment was depreciated over an estimated useful life of five years using the straight-line method. It is the general practice of the Company to charge maintenance and repairs to expense; major expenditures for renewals and betterments are capitalized and are subjected to depreciation over their useful lives. Upon disposal or retirement, the cost of assets and related accumulated depreciation are eliminated and any gain or loss is included in operations.
6    Estimates:   The preparation of the financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could defer from those estimates.

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

                Year of                                          Year of
                  Loss                     Amount             Expiration
         ----------------------------------------------------------------
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

                                 ASDAR INC.
                 Notes to Financial Statements -Continued-

NOTE #6 - Income Taxes & Net Operating Loss Carryforwards -Continued-
----------------------------------------------------------------------

Because of uncertainties as to its future and future majority shareholders the Company has created an evaluation allowance at 100% of any future tax asset that may occur from application of the net operating loss carryforward provisions.

                                                                1996        1995
                                                          ----------- -----------
 Maximum Tax Benefit at Current Prevailing Rates           $   931,610  $  827,861
 Evaluation Allowance Net Tax Benefit (Asset)              (   931,610) (  827,861)
                                                           ----------- -----------
      Net Tax Benefit (Asset)                              $       -0-  $      -0-
                                                           =========== ===========

     Current Tax Liability                                $       -0-  $      -0-
     Deferred Tax Liability                                       -0-         -0-

NOTE #7 - Account Payable
-------------------------

During 1996, the Company accrued consulting fees of $79,500 annually, payable to an Officer for services in attempting to acquire a business opportunity
and bring the Company current with various government agencies.   The Company
also owes $500 in filing fees and $2,000 in accrued interest expenses.

During 1995, the Company has accrued consulting fees of $60,000 annual, payable to an Officer for services in attempting to acquire a business opportunity and bring the company current with various government agencies.
