Form 10-Q
period 1997-03-31
ASDAR INC
filed 2000-05-01
CIK 746631

                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
             Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                   Commission File No.
---------------------                                   -------------------
 MARCH 31, 1997                                               0-13597


                                 ASDAR INC.
                               -------------
                         (Exact Name of Registrant)

     NEVADA                                                  88-0195105
-------------------------------                          ------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                          Identification No.)

                            2124 GLASGOW AVENUE
                         CARDIFF, CALIFORNIA 92007
                       -----------------------------
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

YES            NO     X
     -----          -----

     Indicate the number of shares outstanding for each of the issuer's classes of Stock as of the last practical date:

     At March 31, 1997, there were 1,104,499 shares of common stock at $0.001 par value outstanding.

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

               Notes to Financial Statements . . . . . . . . . . . . . . .6

     ITEM 2    MANAGEMENT'S DISCUSSION AND FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .6

PART II        OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .7

               SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .8

     This report of Form 10-Q is for the period ended March 31, 1997, however the report has been filed with the Securities and Exchange Commission in April 2000. To the extent practicable, the disclosures contained have been prepared to speak as of May 15, 1997, the required filing date of the report.




                                 ASDAR INC.
                               Balance Sheets
                March 31, 1997 (Unaudited) December 31, 1996

                                                        March     December
                                                     31, 1997     31, 1996
                                                   -----------  -----------

          Assets

Current Assets
--------------

  Cash                                             $      119   $    2,250
                                                   -----------  -----------
     Total Assets                                  $      119   $    2,250
                                                   ===========  ===========
          Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                                     94,500       81,500
  Note Payable                                            -0-      475,000
                                                   -----------  -----------
     Total Current Liabilities                         94,500      556,500

Stockholders' Equity
--------------------
  Common Stock, 50,000,000 Shares
   Authorized, at $0.001 Par Value;
        1,104,499 & 549,499 Shares
     Issued & Outstanding Respectively                  1,104          549
  Paid In Capital                                   7,348,928    6,831,233
  Treasury Stock                                   (  199,167)  (  199,167)
  Accumulated Deficit                              (7,245,246)  (7,186,865)
                                                   -----------  -----------
     Total Stockholders' Equity                    (   94,381)  (  554,250)
                                                   -----------  -----------
     Total Liabilities & Stockholders' Equity      $      119   $    2,250
                                                   ===========  ===========

                           See Accompanying Notes
                                     3

                                 ASDAR INC.
                    Statements of Operations (Unaudited)
          For the Three Months Periods Ended March 31, 1997 & 1996

                                                        March        March
                                                     31, 1997     31, 1996
                                                   -----------  -----------
Revenues                                           $      -0-   $      -0-
--------                                           -----------  -----------

Expenses
--------
  Legal Fees                                            2,131          -0-
  Consulting Fees                                      56,250       15,000
  General & Administrative                                -0-          100
                                                   -----------  -----------
     Total Expenses                                    58,381       15,100
                                                   -----------  -----------
     Net Loss                                      ($  58,831)  ($  15,100)
                                                   ===========  ===========
     Loss Per Share                                ($    0.07)  ($    0.00)

     Weighted Average Shares Outstanding              826,999      499,499


                           See Accompanying Notes
                                     4


                                 ASDAR INC.
                    Statements of Cash Flows (Unaudited)
          For the Three Months Periods Ended March 31, 1997 & 1996

                                                        March        March
                                                     31, 1997     31, 1996
                                                   -----------  -----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                         ($  58,381)  ($  15,100)
  Adjustments to Reconcile Net Loss to Net
    Cash Used by Operating Activities;
     Non Cash Expenses                                 56,250       15,100
                                                   -----------  -----------
      Net Cash Used by Operating Activities        (    2,131)         -0-

Cash Flows from Investing Activities                      -0-          -0-
------------------------------------               -----------  -----------

Cash Flows from Financing Activities                      -0-          -0-
------------------------------------               -----------  -----------
      Increase in Cash                                 (2,131)         -0-

      Cash at Beginning of Period                       2,250          -0-
                                                   -----------  -----------
      Cash at End of Period                        $      119   $      -0-
                                                   ===========  ===========

Disclosures from Operating Activities
-------------------------------------

  Interest                                         $      -0-   $      -0-
  Taxes                                                   -0-          -0-


                           See Accompanying Notes
                                     5

ITEM 1
------
Note #1 - Basis of Presentation
-------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

ITEM II
-------

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------

Liquidity & Capital Resources
-----------------------------

     The Company has been active for the current year and has no assets with which to conduct business. The Company is dependent upon its officers or shareholders for cash for any purpose.

Results of Operations
---------------------

     The Company has no operations other than management's attempts to make an acquisition. The Company has accrued $5,000 per month since January 1, 1995, payable to its Secretary for services in its acquisitions attempts.


                        PART II - OTHER INFORMATION
                        ---------------------------

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .None

Item 2.   Changes in the Rights of the
          Company's Security Holders . . . . . . . . . . . . . . . . .None

Item 3.   Defaults by the Company on its Senior Securities . . . . . .None

Item 4.   Results of Votes of Security Holders . . . . . . . . . . . .None

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . .None

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .None

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ASDAR INC.
Date:   April 24, 2000                 By:/S/ Nicholas F. Coscia
        -----------------              -------------------------
                                       Nicholas F. Coscia
                                       Secretary and
                                       Chief Financial Officer

