Form 10-Q
period 1997-06-30
ASDAR INC
filed 2000-05-01
CIK 746631

                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
             Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                  Commission File No.
---------------------                                  --------------------
   JUNE 30, 1997                                              0-13597


                                 ASDAR INC.
                         --------------------------
                         (Exact Name of Registrant)

        NEVADA                                                88-0195105
-------------------------------                         -------------------
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

     At June 30, 1997, there were 1,519,499 shares of common stock at $0.001 par value outstanding.

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

               Notes to Financial Statements . . . . . . . . . . . . . . .6

     ITEM 2    MANAGEMENT'S DISCUSSION AND
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . .6

PART II        OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .7

               SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .8

     This report of Form 10-Q is for the period ended June 30, 1997, however the report has been filed with the Securities and Exchange Commission in April 2000. To the extent practicable, the disclosures contained have been prepared to speak as of August 15, 1997, the required filing date of the report.


                                 ASDAR INC.
                               Balance Sheets
                June 30, 1997 (Unaudited) December 31, 1996

                                                         June     December
                                                     30, 1997     31, 1997
                                                   -----------  -----------
                                   ASSETS
Current Assets
--------------
  Cash                                             $       67   $    2,250
                                                   -----------  -----------
     Total Assets                                  $       67   $    2,250
                                                   ===========  ===========
Current Liabilities
-------------------
  Accounts Payable                                        500       81,500
  Note Payable                                            -0-      475,000
                                                   -----------  -----------
     Total Current Liabilities                            500      556,500

Stockholders' Equity
--------------------
  Common Stock, 50,000,000 Shares
   Authorized, at $0.001 Par Value;
     1,519,499 & 549,499 Shares
     Issued & Outstanding Respectively                  1,519          549
  Paid In Capital                                   7,454,013    6,831,233
  Treasury Stock                                   (  199,167)  (  199,167)
  Accumulated Deficit                              (7,256,798)  (7,186,865)
                                                   -----------  -----------
     Total Stockholders' Equity                    (      433)  (  554,250)
                                                   -----------  -----------
     Total Liabilities & Stockholders' Equity      $       67   $    2,250
                                                   ===========  ===========

                           See Accompanying Notes
                                     3

                                 ASDAR INC.
                    Statements of Operations (Unaudited)
              For the Three Months and the Six Months Periods
                         Ended June 30, 1997 & 1996

                                For the Three             For the Six
                               Months Period             Months Period
                            April 1,     April 1,  January 1,   January 1,
                             to June      to June     to June      to June
                            30, 1997     30, 1996    30, 1997     30, 1996
                          -----------  ----------- -----------  -----------
Revenues
--------
  Interest Income         $      -0-   $      683  $      -0-   $      683
                          -----------  ----------- -----------  -----------
Expenses
--------
  Legal Fees                     -0-          -0-       2,131          -0-
  Consulting Fees             10,000          -0-      66,250          -0-
  General & Administrative     1,552       52,632       1,552       67,732
                          -----------  ----------- -----------  -----------
      Total Expenses          11,552       52,632      69,933       67,732
                          -----------  ----------- -----------  -----------
      Net Loss            ($  11,552)  ($  51,949) ($  69,933)  ($  67,049)
                          ===========  =========== ===========  ===========
      Loss Per Share      ($    0.01)  ($    0.10) ($    0.08)  ($    0.13)

      Weighted Average
      Shares Outstanding     896,166      499,499     896,166      499,499

                           See Accompanying Notes
                                     4


                                 ASDAR INC.
                    Statements of Cash Flows (Unaudited)
          For the Three Months Periods Ended June 30, 1997 & 1996

                                                         June         June
                                                     30, 1997     30, 1996
                                                   -----------  -----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                         ($  69,933)  ($  67,049)
  Adjustments to Reconcile Net Loss to Net
    Cash Used by Operating Activities;
      Non Cash Expenses                                52,750          -0-
   Increase in Accounts Payable                        15,000      486,261
                                                   -----------  -----------
      Net Cash Used by Operating Activities        (    2,183)     419,212

Cash Flows from Investing Activities                      -0-          -0-
------------------------------------               -----------  -----------
Cash Flows from Financing Activities                      -0-          -0-
------------------------------------               -----------  -----------
      Increase in Cash                             (    2,183)     419,912

      Cash at Beginning of Period                       2,250          -0-
                                                   -----------  -----------
      Cash at End of Period                        $       67   $  419,912
                                                   ===========  ===========
Disclosures from Operating Activities
-------------------------------------
  Interest                                         $      -0-   $      -0-
  Taxes                                                   -0-          -0-

                           See Accompanying Notes
                                     5

ITEM I
------

NOTE #1 - Basis of Presentation
-------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month period ending June 30, 1997, are not necessary indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


ITEM II
-------
Management's Discussion and Analysis of Financial Condition and Results of Operation
--------------------------------------------------------------------------

Liquidity & Capital Resources
-----------------------------
     The Company has been active for the current year and has no assets with which to conduct business. The Company is dependent upon its officers or shareholders for cash for any purposes.

     In April of 1996, the Company signed a letter of intent with a Delaware Corporation to acquire a license from the Delaware Corporation, which would enable the Company to operate a "vertical casino" on the Internet. In contemplation of the acquisition the Company received an open account approximately $460,000 for purposed business activities.

     In subsequent periods the Company spent this money on legal fees, consulting fees and other business expenses. In 1997, the Delaware Corporation withdrew from the letter of intent and the Company owes the Delaware Corporation $425,000.

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


                                             ASDAR INC.

Date: April 24, 2000                         By: /S/ Nicholas F. Coscia
                                             ---------------------------
                                             Nicholas F. Coscia
                                             Secretary &
                                             Chief Accounting Officer

