Form 10-Q
period 1997-09-30
ASDAR INC
filed 2000-05-01
CIK 746631

                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
             Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                   Commission File No.
---------------------                                   -------------------
 SEPTEMBER 30, 1997                                           0-13597


                                 ASDAR INC.
                          ------------------------
                         (Exact name of Registrant)

        NEVADA                                               88-0195105
-------------------------------                         -------------------
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

YES            NO      X
     --------       --------

     Indicate the number of shares outstanding for each of the issuer's classes of Stock as of the last practical date:

     At September 30, 1997, there were 1,519,499 shares of common stock at $0.001 par value outstanding.

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

               Notes to Financial Statements . . . . . . . . . . . . . . .6

     ITEM 2    MANAGEMENT'S DISCUSSION AND FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .6

PART II        OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .7

               SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .8

     This report of Form 10-Q is for the period ended September 30, 1997, however the report has been filed with the Securities and Exchange Commission in April 2000. To the extent practicable, the disclosures contained have been prepared to speak as of November 15, 1997, the required filing date of the report.


                                 ASDAR INC.
                               Balance Sheets
              September 30, 1997 (Unaudited) December 31, 1996

                                                    September     December
                                                     30, 1997     31, 1996
                                                   -----------  -----------

                                   ASSETS

Current Assets
--------------
  Cash                                             $       67   $    2,250
                                                   -----------  -----------
      Total Assets                                 $       67   $    2,250
                                                   ===========  ===========
Current Liabilities
-------------------
  Accounts Payable                                     12,500       81,500
  Note Payable                                            -0-      475,000
                                                   -----------  -----------
      Total Current Liabilities                        12,500      556,500

Stockholders' Equity
--------------------
  Common Stock, 50,000,000 Shares
   Authorized, at $0.001 Par Value;
     1,519,499 & 549,499 Shares
     Issued & Outstanding Respectively                  1,519          549
  Paid In Capital                                   7,454,013    6,831,233
  Treasury Stock                                   (  199,167)  (  199,167)
  Accumulated Deficit                              (7,268,798)  (7,186,865)
                                                   -----------  -----------
      Total Stockholders' Equity                   (   12,433)  (  554,250)
                                                   -----------  -----------
      Total Liabilities & Stockholders' Equity     $       67   $    2,250
                                                   ===========  ===========

                           See Accompanying Notes
                                     3

                                 ASDAR INC.
                    Statements of Operations (Unaudited)
          For the Three Months Periods Ended June 30, 1997 & 1996
           and the Nine Months Periods Ended June 30, 1997 & 1996

                                            For the Three             For the Six
                                             Months Ended             Months Ended
                                          July         July     January      January
                                       1, 1997      1, 1996     1, 1997      1, 1996
                                            to           to          to           to
                                     September    September   September    September
                                      30, 1997     30, 1996    30, 1997     30, 1996
                                    -----------  ----------- -----------  -----------
Revenues
--------
  Interest Income                   $      -0-   $    1,122  $      -0-   $    1,804
                                    -----------  ----------- -----------  -----------
Expenses
--------
  Legal Fees                            12,000      193,061       2,131      211,061
  Consulting Fees                          -0-       34,250      78,250       78,250
  General & Administrative
   Expenses                                -0-       40,436       1,553       46,167
                                    -----------  ----------- -----------  -----------
      Total Expenses                    12,000      267,747      81,934      335,478
                                    -----------  ----------- -----------  -----------
      Net Loss                      ($  12,000)  ($ 266,625) ($  81,934)  ($ 333,674)
                                    ===========  =========== ===========  ===========
      Loss Per Share                ($    0.01)  ($    0.53) ($    0.08)  ($    0.67)

      Weighted Average
      Shares Outstanding             1,057,832      499,499   1,057,832      499,499


                           See Accompanying Notes
                                     4

                                 ASDAR INC.
                    Statements of Cash Flows (Unaudited)
        For the Three Months Periods Ended September 30, 1997 & 1996

                                                    September    September
                                                     30, 1997     30, 1996
                                                   -----------  -----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                         ($  81,934)  ($ 333,674)
  Adjustments to Reconcile Net Loss to Net
    Cash Used by Operating Activities;
     Non Cash Expenses                                 52,750          -0-
     Rounding                                               1          -0-
     Increase in Accounts Payable                      27,000      355,771
                                                   -----------  -----------
      Net Cash Used by Operating Activities       (     2,183)      22,097

Cash Flows from Investing Activities                      -0-          -0-
------------------------------------               -----------  -----------
Cash Flows from Financing Activities                      -0-          -0-
------------------------------------               -----------  -----------
      Increase in Cash                             (    2,183)      22,097

      Cash at Beginning of Period                       2,250          -0-
                                                   -----------  -----------
      Cash at End of Period                        $       67   $   22,097
                                                   ===========  ===========
Disclosures from Operating Activities
-------------------------------------
  Interest                                         $      -0-   $      -0-
  Taxes                                                   -0-          -0-

                           See Accompanying Notes
                                     5


ITEM I
------
NOTE #1 - Basis of Presentation
-------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months and the three months periods ending September 30, 1997, are not necessary indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


ITEM II
-------
Management's Discussion and Analysis of Financial Condition and Results of Operation
--------------------------------------------------------------------------
Liquidity & Capital Resources
-----------------------------
     The Company has been active for the current year and ha no assets with which to conduct business. The Company is dependent upon its officers or shareholders for cash for any purpose.

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

Results Of Operations
----------------------
     The Company had no operations other than management attempts to make an acquisition. If there were any cost associated with such attempts they were minimal and no expenses were incurred by the Company. The Company has accrued $5,000 per month since January 1, 1995, payable to its Secretary for services in its acquisitions attempts.


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