Form 10-K
period 1997-12-31
ASDAR INC
filed 2000-05-01
CIK 746631

                                FORM 10-KSB
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31,1997

Commission File number 0-13597

                                 ASDAR INC
           -----------------------------------------------------
           (Exact name of Registrant as specified in its charter)

          Nevada                                              88-0195105
-------------------------------                        --------------------
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                          Identification No.)

 2124 Glasgow Avenue                                               92007
---------------------                                            ----------
(Registrant's Address)                                           (Zip Code)

Registrant's telephone number, including area code:   (619) 792-7300

Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.001 par value
                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been
subject to such filing requirements for the past 90 days. Yes     No   X
                                                             -----   -----

     As of March 31, 1998 (the required filing date of the report), although the Registrant's Common stock was quoted on the NASDAQ ("Bulletin Board"), the common stock was not subject of any meaningful trading in the over-the-counter market. Accordingly, the Registrant does not believe there is a determinable market value for its outstanding shares of Common Stock as of such date. The number of shares outstanding of the Registrant's $.001 par value Common Stock as of March 31, 1998 was 1,734,499.

     Documents incorporated by reference: None

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB. Yes   X    No
                                                       -----    -----


                                   PART I
                                  -------
     THIS REPORT ON FORM 10-KSB IS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, HOWEVER, THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN APRIL 2000. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF MARCH 31, 1998, THE REQUIRED FILING DATE OF THIS REPORT.

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

Item 4.  Submission of Matters to a vote of Securities Holders.
---------------------------------------------------------------
     Inapplicable

                                  PART II
                                  --------
Item 5.   Market for the Company's Common Equity and Related Stockholder
          Matters.
------------------------------------------------------------------------
     (a)  Market Information.

     Management of the Company believes that its Common Stock has not been traded in any meaningful amount from, at least, 1990 to the date of this report.

     (b)  Holders.

     The approximate number of holders of the outstanding shares of the Company's common stock as of December 31, 1997 is 1,500.

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

     On January 25, 1997, the Company reached a settlement with James A. Egide and Casino World Holdings, Ltd., by which the Company issued 500,000 share of its common stock to persons and issued a note in the amount of $50,000 to James A. Egide. In addition, certain agreements were made between Mr. Egide and Casino World Holdings, Ltd. Contemporaneously, each of the parties issued full general releases to each other. A detailed copy of the Settlement Agreement appears as Exhibit 10.9 of this filing.



Item 9. Changes in and Disagreements with Accountant's on Accounting and Financial Disclosure
--------------------------------------------------------------------------

     Inapplicable

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------
     (a) (b) Identification of Directors and Executive Officers.

     The officers and directors of the Company are as follows;

     NAME                     AGE            POSITION

     Stephen J. Nemergut      49             President, Director

     Nicholas F. Coscia       45             Secretary, Director

     George J. Coleman        75             Director

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

     (h)  Compliance with Section 16(a) of the Exchange Act.

     During the fiscal year ended December 31, 1997, there were no Forms 3,4, and 5 filed with the Securities and Exchange Commission pursuant to
Section 16 of the Securities Exchange Act of 1934 by management or any other beneficial owner of more than ten percent (10%) of the Company's Common Stock.


Item 11.  Executive Compensation
--------------------------------

     (a) - (f) and (h) - (l)  General

     In 1997, Mr. Nemergut and Mr. Coscia accrued salaries of $2,000 per month.

     (g)

     In 1997, Directors of the Company receive, as compensation, 5,000 shares of the Company's restricted Common Stock.

Item 12.  Security Ownership of Certain Beneficial Owners and Managment.
--------  -------------------------------------------------------------

     (a) - (b) Security Ownership

     The following table sets forth information as of December 31, 1997, with respect to the ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, by each director and by all officers and directors as a group.

Name and Address of                Amount of Shares         % of Outstanding
Beneficial Holder                  Beneficially Owned       Common Stock
-------------------------          ----------------------   ------------------
Nicholas F. Coscia                 392,744                  25.9%
2124 Glasgow Avenue
Cardiff, CA. 92007

Sterling Venture, Inc.             250,000                  16.5%

James A. Egide                     165,000                  10.9%
P.O. Box 11927
Zephyr Cove, NV 89448

Wepawaug, Inc.                     100,000                  6.7%

Prospect Creek Ltd.                85,000                   5.6%
183 Queens Rd, 50th Fl
Hong Kong

Stephen J. Nemergut                8,000                    .5%
1750 Barbara Lane
Leucadia, CA. 92024

George Coleman                     7,000                    .5%
1750 Barbara Lane
Leucadia, CA. 92024

All directors and Officers         407,744                  26.9%
as a group (3 people)

     (c) Changes in Control

Item 13.  Certain Restriction and Related Transactions.
--------  ---------------------------------------------
     Inapplicable

                                  Part IV
                                 ---------
Item 14.  Exhibits, Financial Statement Schedules, and Report on Form 8-K.
--------  ----------------------------------------------------------------
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

/S/ Nicholas F. Coscia                  Date: April 24, 2000
----------------------                  --------------------
NICHOLAS F. COSCIA
Director, Secretary

/S/ Stephen J. Nemergut                 Date: April 24, 2000
----------------------                  --------------------
STEPHEN J. NEMERGUT
Director, President



                                 ASDAR INC

                          DECEMBER 31, 1997 & 1996


[Letterhead]


                        Independent Auditors Report

Board of Directors
ASDAR INC

I have audited the accompanying balance sheets of ASDAR INC, as of December 31, 1997 & 1996, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997 & 1996. These financial statements are the responsibility of the Company's management.
My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of ASDAR INC, as of December 31, 1997 & 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 & 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Schvaneveldt & Company
Salt Lake City, Utah
April 19, 2000


                                 ASDAR INC
                               Balance Sheets
                          December 31, 1997 & 1996

                                                     December     December
                                                     31, 1997     31, 1996
                                                   -----------  -----------
                                   ASSETS

Current Assets
--------------
   Cash                                             $       67   $    2,250
                                                    -----------  -----------
       Total Assets                                 $       67   $    2,250
                                                    ===========  ===========
Current Liabilities
-------------------
   Accounts Payable                                     24,500       81,500
   Note Payable                                            -0-      475,000
                                                    -----------  -----------
      Total Current Liabilities                         24,500      556,500

Stockholders' Equity
--------------------

  Common Stock, 50,000,000 Shares
   Authorized, at $0.001 Par Value;
     1,519,499 & 549,499 Shares
     Issued & Outstanding Respectively                  1,519          549
  Paid In Capital                                   7,454,013    6,831,233
  Treasury Stock                                   (  199,167) (   199,167)
  Accumulated Deficit                              (7,280,798) ( 7,186,865)
                                                   ----------- ------------
      Total Stockholders' Equity                   (   24,433) (   554,250)
                                                   ----------- ------------
      Total Liabilities & Stockholders' Equity     $       67  $     2,250
                                                   =========== ============

       The accompanying notes are an integral part of these financial


                                 ASDAR INC
                          Statements of Operations
                          December 31, 1997 & 1996

                                                    December      December
                                                    31, 1997      31, 1996
                                                 ------------  ------------

Revenues
--------
   Interest Income                               $       -0-   $     1,834
                                                 ------------  ------------
      Total Revenues                                     -0-         1,834

Expenses
--------

  Interest                                               -0-         4,000
  Consulting Fees                                     90,250       108,250
  Other Administrative Fees                            3,683        22,298
  Professional Fees                                      -0-       218,222
  Travel                                                 -0-        32,914
  Litigation Settlement                                  -0-     2,342,382
                                                 ------------  ------------
      Total Expenses                                  93,933     2,728,066
                                                 ------------  ------------
      Net Loss                                   ($   93,933)  ($2,726,232)
                                                 ============  ============

     Loss Per Share                              ($     0.03)  ($     5.12)

      Weighted Average Shares Outstanding          1,680,743       532,832




 The accompanying notes are an integral part of these financial statements


                                 ASDAR INC
                     Statements of Stockholders' Equity
                 From January 1, 1996 to December 31, 1997

                                                                           (Deficit)
                              Common Stock        Paid In     Treasury      Retained
                          Shares       Amount     Capital        Stock      Earnings
                      ---------------------------------------------------------------
<S
Balance,
January 1, 1996
Retroactively
Restated                 499,499   $      499  $4,361,401   ($ 199,167) ($ 4,460,633)

Shares Issued to
Settle Litigation
Retroactively
Restated                  50,000           50   2,469,832

Net Loss for
Year Ended
December 31, 1996                                                       (  2,726,232)
                       --------------------------------------------------------------
Balance,
December 31, 1996
Retroactively
Restated                 549,499          549   6,831,233   (  199,167) (  7,186,865)

Shares Issued to
Settle Note Payable
& Accrued Interest       500,000          500     476,500

Shares Issued for
Services at $0.75
Per Share                 55,000           55      41,195

Shares Issued for
Services at $0.25
Per Share                415,000          415     105,085

Net Loss for
Year Ended
December 31, 1997                                                       (     93,933)
                       --------------------------------------------------------------

Balance,
December 31, 1997      1,519,499   $    1,519  $7,454,013   ($ 199,167) ($ 7,280,798)
                       ==============================================================

 The accompanying notes are an integral part of these financial statements


                                 ASDAR INC
                          Statements of Cash Flows
                For the Years Ended December 31, 1997 & 1996

                                                    December      December
                                                    31, 1997      31, 1996
                                                 ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                      ($    93,933) ($ 2,726,232)
  Adjustments to Reconcile Net Loss to Net
    Cash Used by Operating Activities;
     Non Cash Expenses                               146,750     2,292,382
  Changes in Operating Liabilities:
   Increase (Decrease) in Accounts Payable       (    55,000)  (    38,900)
                                                 ------------  ------------
      Net Cash Used by Operating Activities      (     2,183)  (   472,750)

Cash Flows from Investing Activities                     -0-           -0-
------------------------------------             ------------  ------------

Cash Flows from Financing Activities
------------------------------------

 Increase Notes Payable                                 -0-       475,000
                                                ------------  ------------

      Increase in Cash                          (     2,183)        2,250

      Cash at Beginning of Period                     2,250           -0-
                                                ------------  ------------
      Cash at End of Period                     $        67   $     2,250
                                                ============  ============

Disclosures from Operating Activities
-------------------------------------

  Interest                                      $       -0-   $       -0-
  Taxes                                                 -0-           -0-

Significant Non Cash Transactions
---------------------------------

 Issued 50,000 Shares to Settle Litigation              -0-     2,469,882
 Issued 500,000 Shares to Settle Debts
  & Accrued Interest                                477,500           -0-
 Issued 470,000 Shares for Services                 146,750           -0-


   The accompanying notes are integral part of these financial statements

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

Scheduled below are the losses that the Company can carryforward for future tax benefit.

                                                Year of
Year  of  Loss               Amount             Expiration
----------------             -------------      ------------
1987 and Prior               $  1,594,000       2002
          1988                    199,167       2003
          1989                        -0-       2004
          1990                    122,731       2005
          1991                    288,042       2006
          1992                    228,826       2007
          1993                      4,163       2008
          1994                        100       2009
          1995                        100       2010
          1996                  2,726,232       2011
          1997                     93,933       2012

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

                                                                 1997        1996
                                                           ----------- -----------
Maximum Tax Benefit at Current Prevailing Rates            $1,765,737  $  931,610
Evaluation Allowance Net Tax Benefit (Asset)               (1,765,737)   (931,610)
                                                           ----------- -----------
     Net Tax Benefit (Asset)                               $      -0-  $      -0-
                                                           =========== ===========
     Current Tax Liability                                 $      -0-  $      -0-
     Deferred Tax Liability                                       -0-         -0-
</Table

NOTE #7 - Account Payable
-------------------------

During 1996, the Company accrued consulting fees of $79,500 annually, payable to an Officer for services in attempting to acquire a business opportunity and bring the Company current with various government agencies.
The Company also owes $500 in filing fees and $2,000 in accrued interest expenses.



