Form 10-Q
period 1996-06-30
ASDAR INC
filed 2000-05-02
CIK 746631

                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                   Commission File No.
---------------------                                   -------------------
 SEPTEMBER 30, 1996                                           0-13597

                                 ASDAR INC.
                         --------------------------
                         (Exact Name of Registrant)

            NEVADA                                            88-0195105
-------------------------------                        --------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                         Identification No.)

                            2124 GLASGOW AVENUE
                          CARDIFF, CALIFORNIA 92007
                     ----------------------------------
                  (Address of Principal Executive Offices)


Registrant's telephone number including area code:      (702) 795-1802
                                                        ---------------
Former address: 1500 East Tropicana Avenue, Suite 110 Las Vegas, Nevada
89119

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days:

   Yes       No    X
       -----    -------

     Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

     At June 30, 1996, there were 49,949,915 shares of common stock at $0.001 par value outstanding.

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

ITEM 2    MANAGEMENT DISCUSSION AND FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . .6

PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .7

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .8

     This report of Form 10-Q is for the period ended September 30, 1996, however the report has been filed with the Securities and Exchange Commission in April 2000. To the extent practicable, the disclosures contained have been prepared to speak as of November 15, 1996, the required filing date of the report.



                                 ASDAR INC.
                               Balance Sheets
            September 30, 1996 (Unaudited) and December 31, 1995


                                                 (Unaudited)
                                                   September      December
                                                    30, 1996      31, 1995
                                                ------------  ------------

                                   ASSETS
Current Assets
--------------

  Cash                                          $     22,097  $       -0-
                                                ------------  ------------
     TOTAL ASSETS                               $     22,097  $       -0-
                                                ============  ============

                    LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
-------------------

  Accounts Payable                              $   476,171   $   120,400
                                                ------------  ------------
     Total Current Liabilities                      476,171       120,400

     Contingent Liability                           177,500       177,500

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares
   Authorized, at $0.001 Par Value,
   49,949,914 Shares Issued & Outstanding            49,949         49,949
  Paid In Capital                                 4,311,951     4,311,951
  Treasury Stock                                   (199,167)     (199,167)
  Accumulated Deficit                            (4,794,307)   (4,460,633)
                                                ------------  ------------
     Total Stockholders' Equity                    (631,574)     (297,900)
                                                ------------  ------------
     TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY                       $     22,097  $        -0-
                                                ============= =============


                           See Accompanying Notes
                                     3


                                 ASDAR INC.
                    Statements of Operations (Unaudited)
           For the Three Months Ended September 30, 1996 and 1995
          and For the Six Months Ended September 30, 1996 and 1995

                                          For the Three             For the Six
                                          Months Period            Months Period
                                     September    September   September    September
                                      30, 1996     30, 1995    30, 1996     30, 1995
                                    -----------  ----------- -----------  -----------
Revenues
--------

  Interest Income                   $    1,122  $       -0-  $    1,804  $       -0-
                                    -----------  ----------- -----------  -----------
Expenses
--------

  Legal Fees                           193,061          -0-     211,061          -0-
  Consulting Fees                       34,250       15,000      78,250       45,000
  General & Administrative
    Expenses                            40,436          -0-      46,167          100
                                    -----------  ----------- -----------  -----------
     Total Expenses                    267,747       15,000     335,478       45,100
                                    -----------  ----------- -----------  -----------
     Net Income (Loss)              $ (266,625) $   (15,000) $ (333,674) $   (45,100)
                                    ===========  =========== ===========  ===========
     (Loss) Per Share                     (.01)        (.00)       (.01)        (.00)

     Weighted Average
     Shares Outstanding             49,949,915   49,949,915  49,949,915   49,949,915




                           See Accompanying Notes
                                     4

                                 ASDAR INC.
                    Statements of Cash Flows (Unaudited)
                 For the Periods January 1, 1996 and 1995
                         to September 30, 1996 and 1995

                                                        1996          1995
                                                 ------------  ------------
Cash Flows from Operating Expenses
----------------------------------
  Net (Loss)                                    $   (333,674) $    (45,100)
  Changes in Operating Assets & Liabilities
   Increase in Accounts Payable                      355,771        45,100
                                                 ------------  ------------
     Net Cash Provided (Used) by
     Operating Activities                             22,097           -0-
                                                 ------------  ------------
Cash Flows From Investing Activities
------------------------------------

     Net Cash Provided (Used) by
     Investing Activities                                -0-           -0-
                                                 ------------  ------------
Cash Flows from Financing Activities
------------------------------------

     Net Cash Provided (Used) by
     Financing Activities                                -0-           -0-
                                                 ------------  ------------
     Increase in Cash                                 22,097           -0-

     Cash at Beginning of Period                         -0-           -0-
                                                 ------------  ------------
     Cash at End of Period                       $    22,097   $       -0-
                                                 ============  ============
Disclosure from Operating Activities
------------------------------------
    Interest                                     $       -0-   $       -0-
    Taxes                                                -0-           -0-

                           See Accompanying Notes
                                     5


ITEM I
------

NOTE #1 - Basis of Presentation
-------------------------------

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month period ending June 30, 1996, are not necessary indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


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


                        PART II - OTHER INFORMATION
                       ------------------------------


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


                                     ASDAR INC.

Date: May 24, 2000                   By:/S/ Nicolas F. Coscia
                                     -----------------------------
                                     Nicholas F. Coscia
                                     Secretary & Chief Accounting Officer
