Form 10-Q
period 2000-06-30
ASDAR INC
filed 2000-09-08
CIK 746631

                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
             Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                   Commission File No.
---------------------                                   -------------------
 MARCH 31, 2000                                               0-13597


                                 ASDAR INC.
                                 ----------
                         (Exact Name of Registrant)

     NEVADA                                                    88-0195105
-------------------------------                                ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                          Identification No.)

                           8632 SOUTH HIGHWAY 287
                           CORSICANA, TEXAS 75110
                           ----------------------
                  (Address of Principal Executive Offices)

Registrant's telephone number including area code:          (888) 488-6882
                                                            ---------------

Former Address (1750 Barbara Lane, Leucadia, CA 92024):                N/A
                                                                      -----
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements in the past 90 days:

YES     X      NO
     ------         ------

     Indicate the number of shares outstanding for each of the issuer's classes of Stock as of the last practical date:

     At June 30, 2000, there were 4,025,999 shares of common stock at $0.001 par value outstanding.

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

               Notes to Financial Statements . . . . . . . . . . . . . . .6

     ITEM 2    MANAGEMENT'S DISCUSSION AND FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .6

PART II        OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .7

               SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .8

                                 ASDAR INC.
                               Balance Sheets
               June 30,2000 (Unaudited) & December 31, 1999

                                                       March      December
                                                     31, 2000     31, 1999
                                                   -----------  -----------
     ASSETS

Current Assets
- --------------
  Cash                                             $     2,250   $        0
  Equipment                                            221,330            0
                                                   -----------  -----------
     Total Assets                                  $   223,583  $         0
                                                   ===========  ===========
Current Liabilities
- -------------------
  Accounts Payable                                     237,854      120,400
                                                   -----------  -----------
     Total Current Liabilities                         237,854      120,400

Stockholders' Equity
- --------------------

  Common Stock, 50,000,000 Shares
   Authorized, at $0.001 Par Value;
   2,004,499 & 1,894,499 Shares Issued
   & Outstanding Respectively                           4,025       49,949
  Paid In Capital                                   7,539,278    4,311,951
  Treasury Stock                                     (199,167)    (199,167)
  Accumulated Deficit                              (7,358,407)  (4,360,633)
                                                   -----------  -----------
     Total Stockholders' Equity                    (   14,271)  (  297,900)
                                                   -----------  -----------
     Total Liabilities & Stockholders' Equity      $  223,583   $        0
                                                   ===========  ===========

                           See Accompanying Notes

                                 ASDAR INC.
                    Statements of Operations (Unaudited)
          For the Three Months Periods Ended March 31, 2000 & 1999

                                                For the Three Months Period  For the Three Months Period
                                                     April 1,     April 1,    January 1,   January 1,
                                                     to June	  to June	to June	     to June
                                                     30, 2000     30, 1999     30, 2000     30, 1999
                                                   -----------  -----------  -----------  -----------
Revenues                                           $      -0-   $      -0-   $      -0-   $      -0-
- --------                                         -----------  -----------  -----------  -----------
Expenses
- --------

  Consulting Fees                                  (    3,000)       6,000   (    3,781)      10,000
  General & Administrative Expenses                   234,584           30      235,099        1,552
                                                   -----------  -----------  -----------  -----------
     Total Expenses                                   237,584        6,030      231,318       11,552
                                                   -----------  -----------  -----------  -----------
     Net Loss                                      ($ 237,584)  ($   6,030)  ($ 231,318)  ($  11,552)
                                                   ===========  ===========  ===========  ===========
     Loss Per Share                                ($    0.06)  ($    0.00)  ($    0.06)  ($    0.01)

     Weighted Average Shares Outstanding            3,959,734    1,789,499    3,855,300    1,789,499


                           See Accompanying Notes

                                 ASDAR INC.
                    Statements of Cash Flows (Unaudited)
          For the Three Months Periods Ended June 30, 1999 & 1998

                                                         June         June
                                                     30, 2000     30, 1999
                                                   -----------  -----------
Cash Flows from Operating Activities
- ------------------------------------
  Net Loss                                         ($ 237,584)  ($  12,557)
  Adjustments to Reconcile Net Loss to Net
    Cash Used by Operating Activities;
     Non Cash Expenses                                 76,000          500
     Increase in Accounts Payable                  (  161,584)      12,000
                                                   -----------  -----------
      Net Cash Used by Operating Activities                -0-  (       57)

Cash Flows from Investing Activities                       -0-          -0-
- ------------------------------------               ---------  -----------
Cash Flows from Financing Activities                       -0-          -0-
- ------------------------------------               ---------  -----------
      Increase in Cash                                  1,572  (       57)
                                                   -----------  -----------
      Cash at Beginning of Period                         678        2,427
                                                   -----------  -----------
      Cash at End of Period                        $    2,250   $    2,370
                                                   ===========  ===========
Disclosures from Operating Activities
- -------------------------------------
  Interest                                         $      -0-   $      -0-
  Taxes                                                   -0-          -0-

                           See Accompanying Notes

ITEM I
- ------

NOTE #1 - Basis of Presentation
- -------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ending June 30, 2000, are not necessary indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


ITEM II
- -------
Management's Discussion and Analysis of Financial Condition and Results of Operation
- --------------------------------------------------------------------------
Liquidity & Capital Resources
- -----------------------------

     The Company has been inactive for the current year, except for the development of certain proprietary technology which, if successful, will provide a scalable server platform to build server applications on top of. However, the development is expected to take several months and no revenues will be forthcoming in the current year. The Company is dependent upon its officers, directors and shareholders for cash for any purpose, including the development of the scalable server.

Results Of Operations
- ---------------------
     The Company had no operations other than the development of a scalable server platform to build servers on top of, and continued attempts by management to make additional acquisitions. The Company did acquire TekMaster, Ltd. to develop the scalable server platform for 2,000,000 shares of the Company's restricted common stock and an agreement to fund said development. In addition, the Company has aggressively pursued additional acquisitions, and has thereby incurred additional expenses in so doing. The Company has relied on and continues to rely on its officers, directors, and shareholders for the necessary cash to continue operations.

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


                                        ASDAR INC.

Date:   August 28, 2000         By: /S/ Stephen J. Nemergut
        ---------------                 ---------------------------------
                                        Stephen J. Nemergut
                                        President, Secretary and Director