Form 10-Q/A
period 2000-06-30
ASDAR INC
filed 2000-09-08
CIK 746631

                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
             Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended                                   Commission File No.
---------------------                                   -------------------
 JUNE 30, 2000                                               0-13597


                                 ASDAR INC.
                                 ----------
                         (Exact Name of Registrant)

     NEVADA                                                    88-0195105
-------------------------------                                ----------
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

               Notes to Financial Statements . . . . . . . . . . . . . . .6

     ITEM 2    MANAGEMENT'S DISCUSSION AND FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .6

PART II        OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .7

               SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .8

                                 ASDAR INC.
                               Balance Sheets
               June 30,2000 (Unaudited) & December 31, 1999

                                                       June      December
                                                     30, 2000    31, 1999
                                                   -----------  -----------
     ASSETS

Current Assets
- --------------
  Cash                                             $     2,250   $        0
  Equipment                                            221,330            0
                                                   -----------  -----------
     Total Assets                                  $   223,583  $         0
                                                   ===========  ===========
Current Liabilities
- -------------------
  Accounts Payable                                     237,854      120,400
                                                   -----------  -----------
     Total Current Liabilities                         237,854      120,400

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
                                                   ===========  ===========

                           See Accompanying Notes

                                 ASDAR INC.
                    Statements of Operations (Unaudited)
          For the Three Months Periods Ended June 30, 2000 & 1999
           and the Six Months Periods Ended June 30, 2000 & 1999

                                                For the Three Months Period  For the Six Months Period
                                                     April 1,     April 1,    January 1,   January 1,
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


                           See Accompanying Notes

                                 ASDAR INC.
                    Statements of Cash Flows (Unaudited)
          For the Three Months Periods Ended June 30, 2000 & 1999

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