Form 10-Q
period 2000-09-30
ASDAR INC
filed 2000-11-13
CIK 746631

SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
              Quarterly Report Pursuant to Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934

      For the Quarter Ended                      Commission File No.
      ---------------------                      -------------------
      September 30, 2000                         0-13597

                                 ASDAR INC.
                                 ----------
                         (Exact Name of Registrant)

     NEVADA                                                    88-0195105
-------------------------------                                ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                          Identification No.)

                    1239 West Georgia Street, Suite 3004
                          Vancouver, B.C.  V6E 4R8
                    ------------------------------------
                  (Address of Principal Executive Offices)

Registrant's telephone number including area code:          888-488-6882
                                                            ------------

Former Address (8632 South Highway 287, Corsicana, Texas 75110)    N/A
                                                                  -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements in the past 90 days:

YES      X                  NO
     ---------                  ---------

      Indicate the number of shares outstanding for each of the issuer's classes of Stock as of the last practical date:

      At September 30, 2000, there were 10,256,999 shares of common stock at $0.001 par value issued and outstanding.

                                ASDAR INC.
                            TABLE OF CONTENTS

PART I      FINANCIAL STATEMENTS

      ITEM 1      FINANCIAL STATEMENTS (UNAUDITED)

                  Balance Sheets                                       3

                  Statements of Operations                             4

                  Statements of Cash Flows                             5

                  Significant Non Cash Transactions                    6

                  Notes to Financial Statements                        7

      ITEM 2      MANAGEMENT'S DISCUSSION AND FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

                  Liquidity & Capital Resources                        8
                  Results of Operations                                8

PART II      OTHER INFORMATION

      ITEM 1      LAK RANCH                                            9

      ITEM 2      DIRECTORS, EXECUTIVE OFFICERS AND CONSULTANTS     9,10

      ITEM 3      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS                                              11
      ITEM 4      SECURITY OWNERSHIP OF MANAGEMENT                    11
      ITEM 5      DESCRIPTION OF SECURITIES                           11
      ITEM 6      RECENT SALES OF UNREGISTERED SECURITIES             11
      ITEM 7      CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                        11

      ITEM 8      CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANT                                          12
      ITEM 9      LEGAL PROCEEDINGS                                   12

                  SIGNATURES                                          12

                               ASDAR INC.
                     (A Development Stage Company)

                            BALANCE SHEETS
          September 30, 2000 (Unaudited) & December 31, 1999

                                                                September         December
                                                                30, 2000          31, 1999
                                                                ---------         --------

ASSETS
Current Assets
-------------------
  Cash                                                     $        2,145     $         708

Oil and Gas Properties (Note 3)                                 1,595,000                 0
                                                               ----------        ----------
Total Assets                                               $    1,597,145     $         708
                                                               ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
----------------------
  Accounts Payable                                         $       26,236     $      35,765
  Due to related parties (Note 5)                                 103,700                 0
                                                               ----------        ----------
Total Current Liabilities                                         129,936            35,765

Stockholders' Equity
--------------------

  Common Stock (Note 4)
    50,000,000 Shares Authorized, at $0.001 Par Value
    10,256,999 Issued and Outstanding Sep 30, 2000
     1,894,499 Issued and Outstanding Dec 31, 1999                 10,257             1,894
  Additional Paid in Capital                                   10,021,375         7,514,888
  Treasury Stock                                                 (199,167)         (199,167)
  Accumulated Deficit                                          (8,365,256)       (7,352,672)
                                                              -----------        ----------
      Total Stockholders' Equity (Deficiency)                   1,467,209           (35,057)
                                                              -----------        ----------
      Total Liabilities & Stockholders' Equity            $     1,597,145    $          708
                                                              ===========        ==========


See Accompanying Notes

                              ASDAR INC.
                   (A Development Stage Company)
                Statements of Operations (Unaudited)
     For the Three Month Period Ended September 30, 2000 & 1999
      And the Nine Month Period Ended September 30, 2000 & 1999

                                                                                        Cumulative
                       For the Three Month Period       For the Nine Month Period          from
                         July 1 to     July 1 to         Jan 1 to       Jan 1 to       Jan 1, 1996
                          Sept 30,      Sept 30,          Sept 30,      Sept 30,       to Sept. 30,
                            2000          1999             2000           1999             2000
                        ----------    ----------        ---------     ----------      ------------
Revenue
--------------
 Interest Income      $          -  $          -      $         -   $          -    $        1,834
--------------          ----------    ----------        ---------     ----------      ------------

Expenses
------------
  Interest Expense               -             -                -              -             4,000
  Legal Fees                     -             -                -            565           278,940
  Consulting Fees           11,121         6,000            7,340         18,000           265,840
  General &
  Administrative
     Expenses               83,545         1,632          318,644          1,624           380,006
  Software Development
     Costs (Note 2)         86,600             -          686,600              -           686,600
  Litigation Settlement          -             -                -              -         2,291,070
                        ----------    ----------        ---------     ----------      ------------
     Total Expenses        181,266         7,632        1,012,584         20,189         3,906,456
                        ----------    ----------        ---------     ----------      ------------
Net Loss                $ (181,266)  $    (7,632)    $ (1,012,584)   $   (20,189)   $   (3,904,622)
                        ==========    ==========        =========     ==========      ============

Basic Loss per Share        ($0.04)       ($0.01)          ($0.24)        ($0.01)
                        ==========    ==========        =========     ==========

Weighted Average
Shares Outstanding       4,579,933     1,817,002        4,217,696      1,817,002
                        ==========    ==========        =========     ==========



See Accompanying Notes

                                    ASDAR INC.
                        (A Development Stage Company)
                    Statements of Cash Flows (Unaudited)
          For the Three Month Period Ended September 30, 2000, & 1999
            And the Nine Month Period Ended September 30, 2000 & 1999


                                                                               Cumulative
                                                 For the Nine Month Period         from
                                                  Jan 1 to      Jan 1 to       Jan 1, 1996
                                                   Sept 30,      Sept 30,          to
                                                     2000         1999        Sept. 30, 2000
                                                 -----------   -----------    --------------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                     $ (1,012,584)   $   (20,189)   $  (3,904,622)
  Adjustments to Reconcile Net Loss to
    Net Cash used by Operating Activities
    Non-Cash Expenses                               892,550            500        3,394,931
    Increase in Accounts Payable                     19,871         18,000          (64,764)
                                                 ----------     ----------     ------------
  Net Cash Used by Operating Activities           (100,163)         (1,689)        (574,455)
                                                -----------     ----------     ------------

Cash Flows from Investing Activities                      0              0                0
------------------------------------            -----------     ----------     ------------

Cash Flows from Financing Activities
------------------------------------
  Increase in notes payable                               0              0          475,000
  Advances from related parties                     101,600              0          101,600
                                                -----------     ----------     ------------
                                                    101,600              0          576,600
                                                -----------     ----------     ------------

Increase (decrease) in Cash                           1,437         (1,689)           2,145

Cash at Beginning of Period                             708          2,427                0
                                                -----------     ----------     ------------
Cash at End of Period                         $       2,145   $        738   $        2,145
                                                ===========     ==========     ============


Significant Non-Cash Transactions
------------------------------------
On March 23, 2000, 2,000,000 shares were issued for software development          $   600,000
On March 30, 2000, 110,000 shares were issued for services                        $    11,000
On September 18, 2000, 730,000 shares were issued for services and cash advances  $   306,600
On September 22, 2000, 22,500 shares were issued for interest charges             $     2,500
On September 22, 2000, 5,500,000 shares were issued for LAK Ranch property        $ 1,595,000


See Accompanying Notes

                                ASDAR INC.
                     (A Development Stage Company)
               Notes to the Financial Statements (Unaudited)
        For the Three Month Period Ended September 30, 2000, & 1999
         And the Nine Month Period Ended September 30, 2000 & 1999


Note 1 - Basis of Presentation
---------------------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim finanial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of manage-ment, adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine month period ending September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The company was incorporated as Venture Investments Inc. under the Law s ofthe State of Nevada on November 29, 1983. The company underwent a name change to ASDAR Inc. on December 10, 1997. The company was dormant from 1991 to 1996 and currently has no revenue generating operations.
In accordance with SFAS #7, the company is considered a development stage company since January 1, 1996. At September 30, 2000, the Company had a working capital deficiency of $127,791 and has been dependent on directors and certain shareholders for financing. The ability of the Company to continue operations as a going concern is dependent on raising additional capital by sale of shares and upon generating future profitable operations.


Note 2 - Tek Master Project
-------------------------------------
The Technology Development Agreement for the development of the scalable server platform software was signed on March 8, 2000 between Tek Master Ltd., a British Columbia corporation, and Xntrik Enterprises Ltd., a British Columbia corporation, and the company.

The agreement calls for the company to provide the following:

1. The issuance of two million (2,000,000) restricted shares of the company's $.001 par value common stock, and
2. Funding of two hundred thousand $200,000 dollars Canadian for ongoing development costs.

To date, the two million (2,000,000) shares have been issued at a value of $0.30 per share and $86,600 (C$130,000) has been expended.

The agreement calls for Xntrik Enterprises Ltd. to design and develop the software and for Tek Master Ltd. to design an interface for an administra-tive toolkit to manage clients.

All costs to date have been expenses as incurred as they do not meet the general criteria for capitalization.

Note 3 - Oil and Gas Properties
------------------------------------------

LAK Ranch Oil Project:

On September 20, 2000, the company signed an agreement with 2U Online. com,Inc. ("2U"), a Delaware public corporation under common management, to acquire all of 2U's interest in the oil and natural gas rights on 6,360 acres located in the Powder River Basin of eastern Wyoming (the "LAK Ranch") in consideration for the issuance of 5,000,000 restricted common shares and a finders' fee of 500,000 restricted common shares. The cost of acquisition of the LAK Ranch Oil Project has been recorded at the historical cost of 2U's purchase price of 3,800,000 shares of 2U's common stock plus $75,000 cash paid by 2U which totalled $1,595,000. Refer to Note 5.


Note 4 - Common Stock
--------------------------------

During the nine month period ended September 30, 2000 the Company issued a total of 862,500 shares to settle debt totalling $319,850, 2,000,000 shares for the Tek Master Project, and 5,500,000 shares on the LAK Ranch Oil Project. See also Notes 2 and 3.


Note 5 - Related Party Transactions
-----------------------------------------------

During the nine month period ended September 30, 2000 the Company issued 500,000 common shares to a former director and a significant shareholder as a finders' fee on the LAK Ranch Oil Project, and 840,000 common shares to directors, a former director and a significant shareholder in payment of cash advances, salaries and expenses incurred on behalf of the Company totalling $317,600.

During the nine month period ended September 30, 2000 the Company incurred salaries of $156,000 to directors and former directors of the Company.
At September 30, 2000 $29,400 is owing to these parties.

During the nine month period ended September 30, 2000 the Company received cash advances of $101,600 from directors and a significant shareholder.
At September 30, 2000 $74,300 is owing to these parties.

Management's Discussion and Analysis of Financial Condition and Results of Operation.
------------------------------------------------------------------------
Liquidity & Capital Resources.
------------------------------
The company has been inactive for the current year, except for the development of certain proprietary technology and the acquisition of the rights to the LAK Ranch Oil Project.

The development of certain proprietary technology, if successful, will provide a scalable server platform to build server applications on top of. However, the development is expected to take several months and no revenues will be forthcoming in the current year.

On September 20, 2000, the company signed an agreement with 2U Online.com, Inc. ("2U"), a Delaware corporation, to acquire all of 2U's interest in the oil and natural gas rights on 6,360 acres located in the Powder River Basin of eastern Wyoming (the "LAK Ranch"). However, the development is expected to take several months and no revenues will be forthcoming in the current year. Please refer to LAK Ranch Oil Project described in Part II, Item 1.

The Company is dependent upon its officers, directors and shareholders for cash for any purpose, including the development of the scalable server and the LAK Ranch Oil Project.

Results of Operations.
------------------------------
The company had no operations other than the development of a scalable server platform and the acquisition of 2U's interest to the LAK Ranch Project.

On September 15, 2000, the company issued seven hundred thirty thousand (730,000) shares of restricted common stock for accrued expenses of $306,600 pursuant to the Registration Statement Form S-8 filed August 28, 2000.

On September 20, 2000, the company issued five million (5,000,000) shares of the company's restricted common stock to acquire 2U's interest in the LAK Ranch Oil Project.

On September 20, 2000, the company issued five hundred thousand (500,000) shares of the company's restricted common stock as a finder's fee for the acquisition of 2U's interest in the LAK Ranch Oil Project.

PART II -  OTHER INFORMATION

ITEM I.      LAK Ranch Oil Project.
---------------------------------------------------
The company acquired 2U's interest in the LAK Ranch Oil Project. 2U's interest was acquired from Rising Phoenix Development Group Ltd. ("Rising Phoenix"), a Canadian corporation. There is a Joint Venture Contract between Rising Phoenix and Derek Resources Corporation ("Derek Resources"), also a Canadian corporation.

The joint venture agreement calls for Derek Resources to earn a 75% working interest in the LAK Ranch Property by spending the initial $3,500,000 to build a Steam Assisted Gravity Drainage (SAGD) pilot plant proving the feasibility of the project. Derek Resources will have until December 31, 2000 to meet its financial obligations. Rising Phoenix retains a 25% working interest.

Research work and exploration activities conducted by Texaco, Conoco, Parent Oil, Mapco and Suretek, Inc. (formerly Exoil Services) have proven that oil reserves exist on the LAK Ranch Property. Based on field mapping studies, drilling and coring of several wells, Surtek estimated that the LAK Ranch Property contained a reserve of over 100 million barrels of oil.

On November 15, 1999, 2U and Rising Phoenix entered into a definitive
Asset Purchase and Sale Agreement with 2U whereby 2U acquired, for cash and 2U stock, Rising Phoenix's 25% working interest in the LAK Ranch Project.

On September 20, 2000, the company and 2U entered into an Asset Purchase and Sale Agreement whereby the company acquired 2U's interest in the LAK Property for five million (5,000,000) shares of the company's restricted common stock. Also, the company issued five hundred thousand (500,000) shares of the company's restricted common stock for a finder's fee.

ITEM 2.      Directors, Executive Officers and Consultants.
---------------------------------------------------------------------------
  Robert Waters MBA (Director & President)      Mr. Waters has been in the
investment banking, brokerage industry for over 15 years. In that capacity, he has been directly involved with the financing and development of oil and gas projects and understands the fundamentals of running a successful producing petroleum company. He also has an association with George S.
May International, one of the largest management consultants in the world.

  Jack Sha (Director & Secretary)      Jack Sha has held directorships in
various public companies both in the U.S and Canada.

  Robert Klein  B.Math (Hons App) FCSI (Director)      Mr. Klein has served
on the Board of numerous oil and gas companies both in the public and private sector. His experience includes directorships in three Canadian brokerage firms, where he took on both management roles and institutional trading duties.

  Larry Sostad (Director)      Mr. Sostad has held management
positions in both mining and oil and gas companies over a period of 20 years.

  Richard Luhning P.Eng (Consultant)      Richard Luhning is a chemical
engieer with over 20 years experience in heavy oil, oil sands and enhanced oil recovery. He has been involved in commercial oil sands mining (with Suncor), refinery operations and upgrading research with (AOSTRA) Alberta Oil Sands Technology and Research Authority including the development of
(SAGD) Steam Assisted Gravity Drainage at the (UTF) Underground Test Facility pilot. He has served on the board of AOSTRA as Vice-Chairman, Chair and CEO. He has been Secretary of the Alberta Energy Research Council, which advises the Minister of Energy on rsearch priorities, and Executive Director of the Hydrogen Industry Council. He was a member of the Board of Directors of the Petroleum Recovery Institute for 8 years and was a founding signatory for the (CONRAD) Canadian Oil Sands Network for Research and Development organization. He is currently the Chair for the (COURSE) Co-ordination of University Research for Synergy and Effectiveness Leadership Board, which coordinates funding of research for the energy resources industry at Alberta universities. He is also Director of the Petroleum Industry Technology Institute and serves on the Board of the CMG Reservoir Simulation Foundation.

ITEM 3.      Security Ownership of Certain Beneficial Owners.
-------------------------------------------------------------

                                                  Amount and Nature
Title of Class    Name of Beneficial Owner        of Beneficial Owner    Percent of Class
--------------    ------------------------        -------------------    ----------------
Common Stock      2U Online.com, Inc.             5,000,000 (1)               48.75%
                  1288 Alberni Street
                  Suite 806
                  Vancouver, BC  V6E 4N5

Common Stock      Tek Master Ltd.                 2,000,000 (2)               19.50%
                  1239 West Georgia Street
                  Suite 3004
                  Vancouver BC  V6E 4R8

Common Stock      May Joan Liu                    755,000 (3)                  7.36%
                  1066 Groveland Road
                  West Vancouver, BC  V7S 1Z4



(1) The shares issued to 2U Online.com, Inc. was for the acquisition of the LAK Ranch Oil Project. 2U Online.com, Inc. is a public company whose shares are traded on NASDAQ OTC Pink Sheets.

(2) The shares issued to Tek Master Ltd. was for the development of the scalable server platform.

(3) Includes 280,000 shares issued as debt settlement and 475,000 shares issued as a finder's fee.

ITEM 4.      Security Ownership of Management.
------------------------------------------------------------------------
As of September 30, 2000, the directors and principal executive officers of the company beneficially owned, in the aggregate, 475,000 shares of the company's common stock, or approximately 4.63% of the issued and outstanding shares, as set forth below:

                                               Amount and Nature
Title of Class    Name of Beneficial Owner     of Beneficial Owner    Percent of Class
--------------    ------------------------     -------------------    ----------------

Common Stock      Jack Sha                     257,143 (1)                 2.51%
                  5550 Cambie Street
                  Suite 306
                  Vancouver, BC  V5Z 3A2

Common Stock      Larry Sostad                 142,857 (2)                 1.39%
                  470 Granville Street
                  Suite 818
                  Vancouver, BC  V6C 1V5


(1)  Shares issued for debt settlement.
(2)  Shares issued for debt settlement.


ITEM 5.      Description of Securities.
----------------------------------------------------
The company is authorized to issue 50,000,000 shares of common stock, $0.01 par value, each share of common stock having equal rights and preferences, including voting privileges. As of September 30, 2000, there were 10,256,031 shares of common stock at $0.001 par value issued and outstanding.

ITEM 6.      Recent Sales of Unregistered Securities.
-----------------------------------------------------------------------
There have been no sales of unregistered securities within the last three (3) years which would be required to disclosed pursuant to Item 701 of Regulation S-B.

On September 15, 2000, the company issued seven hundred thirty thousand (730,000) shares for accrued expenses of $306,600 incurred by the company's directors, officers and shareholders. For further details, refer to the Registration Statement S-8 filed on August 28, 2000.


ITEM 7.      Certain Relationships and Related Transactions.
-----------------------------------------------------------------------
The decision to purchase and the purchase of the LAK Ranch Oil Project from 2U Online.com, Inc. was an arms-length transaction. Jack Sha, the president of 2U Online.com, Inc., did not participate in the voting by the company's Board of Directors to accept or reject the acquisition.


ITEM 8.      Changes in and Disagreements with Accountants.
-----------------------------------------------------------------------
There have been no disagreements with the company's accountants since the formation of company required to be disclosed pursuant to Item 304 of Regulation S-B.

There has been a change in the company's accountant. The company's former accountant passed away in September of 2000. LaBonte & Co. Chartered Accountants, have been retained to be the company's accountant.


ITEM 9.      Legal Proceedings . . . . . . . . . . . . . . .       NONE
=======================================================================


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ASDAR INC.


Date: 13 NOV 2000                 By: /s/ Jack Sha
                                          ----------------------
                                          Jack Sha
                                          Secretary and Director