Form 10-K
period 2000-12-31
ASDAR INC
filed 2001-04-17
CIK 746631

FORM 10-K
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2000

                   Commission File number 0-13597
                            ASDAR GROUP
                            -----------
          (Exact name of Registrant as specified in its charter)

                 Nevada                         88-0195105
          - ---------------------------------------------------
          (State or other jurisdiction of    (I.R.S. Employer
           Incorporation or organization)   Identification No.)


          1239 West Georgia Street, Suite 3004,
                        Vancouver, BC            V6E 4R8
          - ---------------------------------------------------
                   (Registrant's Address)       (Zip Code)

Registrant's telephone number, including area code:          888 - 488 - 6882
                                                            ------------------

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock,
                                                             $.001 par value
                                                            ------------------
                                                             (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     YES (X)      No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.           Yes         No  (X)




                 ASDAR GROUP
           A Nevada corporation

Index to Registration Statement on Form 10-KSB

ITEM NUMBER and CAPTION

PAGE

PART I.

1.      Description of Business                                               3

2.      Description of Property                                               4

3.      Legal Proceedings                                                     4

4.      Market Price of and Dividends on the Registrant's Common Equity and
        Related Stockholder Matters                                           4

5.      Description of Securities                                             5

6.      Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 5

7.      Changes in and Disagreements with Accountants                         7

8.      Directors, Executive Officers, Promoters and Control Persons          7

9.      Executive Compensation - Remuneration of Directors and Officers       8

10.     Security Ownership of Certain Beneficial Owners and Management        8

11.     Certain Relationships and Related Transactions                       10

12.     Recent Sales of Unregistered Securities                              10

PART II.

Other Information.                                                           11

FINANCIAL STATEMENTS

        Index to Financial Statements
        Financial Statements                                   F-1 through F-10

EXHIBITS

        Index to Exhibits
        Exhibits                                               E-1 through E-50

SIGNATURES


THIS REPORT ON FORM 10-K IS FOR THE PERIOD ENDING DECEMBER 31, 2000. THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN APRIL 2001. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF DECEMBER 31, 2000.

ITEM 1. DESCRIPTION OF BUSINESS.

Item 1.1.       Business Development.

The Company was formed under the laws of the State of Nevada on November 29, 1983 under the name Venture Group, Inc. On February 11, 1986, the Company filed an amendment to the Articles of Incorporation ("Exhibit A") changing the corporate name to Asdar Corporation. On December 11, 1987, another amendment to the Articles of Incorporation ("Exhibit B") was filed changing the corporate name to Asdar Group. On February 18, 2001, Asdar Group (the "Company") filed a Certificate of Reinstatement ( Exhibit C") with the Secretary of State of Nevada.

For further details on the corporate name, refer to Exhibit "A", Exhibit "B", and to Exhibit "C" attached as exhibits to this report, the Company's Registration Statement on Form 10Q.

Until March 2000, the Company has conducted no business operations other than the pursuit of a merger, or reverse acquisition with an active business operation interested in restructuring itself as a publicly-held company.

Item 1.2.       Business of Issuer.

The Company was originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation
Law of Nevada.   The Company was inactive and a shell corporation from
November 29, 1983, through October 1999, when the Company began the process of identifying potential business interests, including, but not necessarily limited to, interests in the "Internet E-Commerce".

Item 1.2.1      Internet E-Commerce.

The Company's initial focus was related to Internet E-Commerce. In this regard, on March 8, 2000, the Company signed a Technology Development Agreement ("Tech Agreement") with TekMaster Ltd., a British Columbia corporation ("TEK"), and with Xntrik Enterprises Ltd., a British Columbia corporation ("XEL") to fund development of a Scalable Server Platform ("Scalable Server").

The Tech Agreement calls for the Company to issue two million (2,000,000) shares of the company's $.001 par value common stock with Rule 144 Restrictions and to fund two hundred thousand ($200,000) dollars in Canadian Funds for ongoing development costs, and the Tech Agreement calls for Xntrik Enterprises Ltd. to design and develop the software and for Tek Master Ltd. to design an interface for an administrative toolkit to manage clients. For further details, refer to Item 6.1.1 and to "Exhibit A" attached as an exhibit to this report, the Company's Registration Statement on Form 10K.

Item 1.2.2.     LAK Ranch Oil Project.

The management of the Company has always been seeking new business opportunities designed to maximize shareholder value. In May 2000, the management of the Company was made aware of an Oil and Gas Project in Wyoming, USA.

On September 20, 2000, the Company signed an "Asset Purchase and Sale Agreement" ("Exhibit B") with 2U Online.com, Inc. ("2U"), a Delaware corporation, whereby the Company acquired all of 2U's working interest to the oil and natural gas rights on a Wyoming Property located in the Powder River Basin of eastern Wyoming (the "LAK Ranch") for five million (5,000,000) shares of the Company's $0.001 par value common stock.

On October 13, 2000, the "Assignment of Working Interest in Oil and Gas Lease" (Exhibit C") was filed in the Offices of County Clerk for Weston County, Wyoming, whereby 2U's 25% working interest in the Wyoming Property was transferred and assigned to the Company and the Company issued to 2U five million (5,000,000) shares of the Company's $0.001 par value common stock with Rule 144 restrictions. For further details, refer to Item 6.1.2 in this report, the Company's Registration Statement on Form 10K, and to "Exhibit B" and "Exhibit C" attached as an exhibit to this report, the Company's Registration Statement on Form 10K.

Item 1.3. Number of Total Employees & Number of Full Time Employees. From 1990 to December 31, 2000, the Company has had 2 part-time employees other than the members of management identified in Item 8.

ITEM 2. DESCRIPTION OF PROPERTY.

Item 2.1.       Property held by the Company.
As of the dates specified in the following table, the Company held the following property in the following amounts:

----------------------------------------------------------------
       Property        December 31, 1999       December 31, 2000
Cash and equivalents         US$708                 US$6,056
----------------------------------------------------------------

The Company defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. The Company does not presently own any interests in real estate. The Company does not presently own any inventory or equipment.

Item 2.2.       The Company's Facilities.

The Company does not own any real or personal property. Prior to August 1, 2000, the Company's offices were located in the residence of its President. However, as of August 1, 2000, the Company leases office space from Holm Investments Ltd. The Company leases the office space for $2,050.00 per month. For further details on the above, refer to "Exhibit C" filed with this report. This expense is reflected in the accounts payable section of the attached financial statements.

ITEM 3. LEGAL PROCEEDINGS.

NONE


ITEM 4. MARKET for the COMPANY'S COMMON EQUITY and RELATED STOCKHOLDER MATTERS.

As of December 31, 2000 there were approximately 1,500 holders of the outstanding shares of the company's $0.001 par value common stock. The Company participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the trading symbol "XBET". According to quotes provided by cbsmarketwatch.com, the Company's common stock has closed at:

-----------------------------------------
      Quarter             High      Low
-----------------------------------------
1999 First Quarter      $0.5000   $0.0937
1999 Second Quarter     $0.3750   $0.0937
1999 Third Quarter      $0.3750   $0.0937
1999 Fourth Quarter     $0.1875   $0.1250
2000 First Quarter      $6.0000   $1.1250
2000 Second Quarter     $5.5000   $0.6875
2000 Third Quarter      $1.1700   $0.5100
2000 Fourth Quarter     $1.3750   $0.8800
-----------------------------------------

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

ITEM 5. DESCRIPTION of SECURITIES.

Item 5.1.       The Company's common stock.

The Company is authorized to issue 50,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of the Company constitute equity interests in the Company entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. As of December 31, 2000, 10,730,433 shares of the Company's common stock were issued and outstanding.

Item 5.2.       Shareholders.

The shareholders of the Company's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of the Company or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors.

The shareholders of Company's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Company's common stock. All of the outstanding shares of the Company's common stock are duly authorized, validly issued, fully paid and non-assessable.

Item 5.3        Dividends.

The shareholders of the Company's common stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors from funds legally available therefor; provided, however, that cash dividends are at the sole discretion of the Company's Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the shareholders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of the Company and after provision has been made for each class of stock, if any, having preference in relation to the Company's common stock.

The Company has never declared or paid any dividends on its common stock. The Company does not intend to declare or pay any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULT of OPERATIONS.

Item 6.1        Plan of Operation.

Item 6.1.1.     Internet E-Commerce.

On March 8, 2000, the Company signed a Technology Development agreement ("Tech Agreement") with TekMaster Ltd., a British Columbia corporation ("TEK"), and with Xntrik Enterprises Ltd., a British Columbia corporation ("XEL") to fund development of a Scalable Server Platform ("Scalable Server").

The Tech Agreement calls for the Company to issue two million (2,000,000) shares of the company's $.001 par value common stock with Rule 144 Restrictions, and to fund two hundred thousand ($200,000) dollars in Canadian Funds for ongoing development costs.

The Tech Agreement calls for XEL to design and develop the software modules using their proprietary technology, for XEL to grant a license to the Company to install and use the software modules, and for TEK to develop a Scalable Server using the software modules. TEK will also design an interface for an administrative toolkit to manage clients. The end product will be an Application Programming Interface (API) that will be used for developing server applications. For further details, refer to PART II, Other Information, Item "A" and to "Exhibit A" attached as an exhibit to this report, the Company's Registration Statement on Form 10K.
After a review in late October 2000 by management and directors of this Company, the management and the directors decided that it was in the best interests of the Company's shareholders to put this project on hold temporarily. The management believed that the Company should focus all the Company's resources on the LAK Ranch Oil Project.

Item 6.1.2.     LAK Ranch Oil Project.

On September 20, 2000, the Company signed an "Asset Purchase and Sale Agreement" ("Asset Agreement") with 2U Online.com, Inc. ("2U"), a Delaware corporation, whereby the Company acquired all of 2U's working interest to the oil and natural gas rights on Wyoming Property located in the Powder River Basin of eastern Wyoming (the "LAK Ranch") for five million (5,000,000) restricted shares of the Company's $0.001 par value common stock.

On October 13, 2000, the "Assignment of Working Interest in Oil and Gas Lease" ("Assignment") was filed in the Offices of County Clerk for Weston County, Wyoming, whereby the 2U's 25% working interest in the Wyoming Property was transferred and assigned to the Company and the Company issued to 2U five million (5,000,000) shares of the Company's $0.001 par value common stock with Rule 144 restrictions and a finders' fee of five hundred thousand (500,000) shares of the Company's $0.001 par value common stock with Rule 144 restrictions. The cost of acquisition of the LAK Ranch Oil Project has been recorded at the historical cost of 2U's purchase price of 3,800,000 shares of 2U's common stock plus $75,000 cash paid by 2U.

For further details on the Asset Agreement, refer to "Exhibit B" attached as an exhibit to this report, for further details on Assignment, refer to "Exhibit C" attached as an exhibit to this report, and for further details on LAK Ranch Oil Project, refer to PART II, Other Information, Item "B" in this report, the Company's Registration Statement on Form 10K.

Item 6.2.       Results of Operations.

The Company has not yet realized any significant revenue from operations, nor does it expect to in the foreseeable future. Loss from operations increased from US$45,655 in 1998, to US$26,218 in 1999, and to US$1,223,108 at December
31, 2000. The cash and equivalents constitute the Company's present internal sources of liquidity. Because neither the Company nor its subsidiaries are generating any significant royalty revenues, the Company's only external source of liquidity is the sale of its capital stock.

From inception to December 31, 2000, the Company experienced a net loss of US$8,575,779 resulting primarily as a result of selling, general and administrative expenses.

In order to address the going concern problem discussed in the Company's financial statements, the Company will require additional cash. The Company will also require additional cash to implement its business strategies, including cash for (i) payment of increased operating expenses and (ii) further implementation of those business strategies. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the cash requirements of the Company to implement its business strategies.
The inability of the Company to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial conditions of the Company and could severely threaten the Company's ability to operate as a going concern.

The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

The Company anticipates that it will need to raise additional capital within the next 12 months in order to continue as a going concern. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of the Company's stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, the Company may be required to curtail its operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its assets that the Company would not otherwise relinquish.

The Company does not anticipate any material expenditures within the next 12 months that will affect its liquidity. The Company does not anticipate any significant research and development within the next 12 months, nor does the Company anticipate that it will lease or purchase any significant equipment within the next 12 months. The Company does not anticipate a significant change in the number of its employees within the next 12 months. The Company is not aware of any material commitment or condition that may affect its liquidity within the next 12 months.

The Company anticipates that it will begin to realize a positive revenue stream beginning in or about the third quarter of 2001, as a result of the activities of Derek Resources, the Company's joint venture partner in the LAK Ranch Oil Project. Specifically, the Company, as a holder of 25% working interest in the LAK Ranch Oil Project, believes that future operations will generate a positive revenue stream for the Company.

ITEM 7. CHANGES IN and DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING and FINANCIAL DISCLOSURE.

There have been no disagreements with the Company's auditor since the formation of company required to be disclosed pursuant to Item 304 of Regulation S-B.

There has been a change in the Company's auditor. The Company's former auditor passed away in September of 2000. LaBonte & Co. Chartered Accountants, have been retained to be the Company's auditor.

ITEM 8.         DIRECTORS and EXECUTIVE OFFICERS of the REGISTRANT.

Item 8.1        Identification of Directors and Executive Officers.

Item 8.1.1.     The officers and directors of the Company are as follows:

     NAME                       AGE            POSITION                       DATE OF APPOINTMENT
     -------------------------  ---    ------------------------------------   ----------------------------------
     Stephen J. Nemergut        52     President, Secretary and Director      Resigned September 25, 2000

     George J. Coleman          77     Director                               Resigned April 10, 2000

     Robert Waters              51     President and  Director                September 25, 2000

     Jack Sha                   50     Director                               March 7, 2000
                                       Secretary and Treasurer                September 25, 2000

     Larry Sostad               53     Director                               April 8, 2000
                                                                              Resigned October 30, 2000

     Robert Klein               53     Director                               September 25, 2000


     All directors of the Company hold office until the next annual meeting of until their successors have been elected and qualified. All officers serve at the discretion of the Board of Directors.

Item 8.1.2.     Business Experience.

Robert Waters MBA (Director & President):               Mr. Waters has been
involved in the investment banking, brokerage industry for over 15 years. In that capacity, he has been directly involved with the financing and development of oil and gas projects and understands the fundamentals of running a successful producing petroleum company. He also has an association with George S. May International, one of the largest management consultants in the world.

Jack Sha (Director & Secretary):        Jack Sha has held directorships in
various public companies both in the U.S and Canada.

Robert Klein  B.Math (Hons App) FCSI (Director):                Mr. Klein has
served on the Board of numerous oil and gas companies both in the public and private sector. His experience includes directorships in three Canadian brokerage firms. During this time, he took on both management roles and institutional trading duties.

Larry Sostad (Director):                Mr. Sostad has held management
positions in both mining and oil and gas companies over a period of 20 years.

Item 8.2.       Other Directorships.    Jack Sha is also a director of
                                        2U Online.com, Inc.

Item 8.3.       Significant Employees.  Jack Sha is a significant employee of the Company.

Item 8.4.       Family Relationships.

NONE.

ITEM 9. EXECUTIVE COMPENSATION - RENUMERATION of DIRECTORS and OFFICERS.

Name of Individual or  Capacities in which          Aggregate Remuneration
Identity of Group     Remuneration was received   For 1998   For 1999  For 2000

Steve Nemergut
President, Director       $24,000                $24,000                $80,000

Robert Waters
President, Director         $0.00                  $0.00                $40,000

Jack Sha
Secretary, Treasurer,
Director                    $0.00                  $0.00                $40,000

Larry Sostad
Director                    $0.00                  $0.00                $14,000

Robert Klein
Director                    $0.00                  $0.00                 $8,000


In 2000, Mr. Steve Nemergut accrued a salary of $10,000 per month until his
resignation on September 25, 2000.   As of September 2000, Mr. Robert Waters
accrued a salary of $10,000 per month. As of March 2000, Mr. Jack Sha accrued a salary of $4,000 per month. As of April 2000, Mr. Larry Sostad accrued a salary of $2,000 per month until his resignation on October 30, 2000. As of September 2000, Mr. Robert Klein accrued a salary of $2,000 per month.

In 2000, Directors of the Company received 404,476 shares of the Company's $0.001 par value Common Stock as compensation for accrued salaries from the beginning of the year to the end of October 2000.

ITEM 10.       SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT.

Item 10.1       Security Ownership of Beneficial Owners.
The following table sets forth information as of December 31, 2000, with respect to the ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, by each director and by all officers and directors as a group.

Name of                Address of                         Amount of Shares      % of Outstanding
Beneficial Holder      Beneficial Holder                  Beneficially Owned    Common Stock

May Joan Liu           1066 Groveland Road                625,000(1)                5.082%
West Vancouver,
BC V7S 1Z4

Tek Masters Ltd.       1288 Alberni Street, Suite 806     1,000,000(2)              9.319%
                       Vancouver, BC V6E 4N5

2U Online.com Inc.     1288 Alberni Street, Suite 806     5,000,000(3)             46.596%
                       Vancouver, BC V6E 4N5



(1) Includes 140,476 shares transferred by Stephen Nemergut to repay outstanding debt and 475,000 shares issued as finder's fee for LAK Ranch Oil Recovery Project.
(2) Includes shares issued pursuant to Tech Agreement. Refer to Item 1.2.1 and Item 6.1.1 for further details.
(3) Includes shares issued pursuant to Asset Purchase and Sale Agreement. Refer to Item 1.2.2 and Item 6.1.2 for further details.

Item 10.2       Security Ownership of Management.
The following table sets forth information as of December 31, 2000, with respect to the ownership of the Company's Common Stock by each director and by all officers and directors as a group.



Name of                        Address of                        Amount of Shares     % of Outstanding
Beneficial Holder              Beneficial Holder                 Beneficially Owned     Common Stock

Stephen J. Nemergut            1750 Barbara Lane                     130,000(1)            1.212%
Leucadia, CA. 92024

George Coleman                 1310 Longfellow Road                   10,000               0.093%
                               Vista, CA  92083

Robert Waters                  945 Marine Drive, Suite 911           260,000(2)            2.423%
West Vancouver, BC V7T 1A8

Jack Sha                       5550 Cambie Street, Suite 306         422,877(3)            3.941%
                               Vancouver, BC V5Z 3A2

Larry Sostad                   470 Granville Street, Suite 818       142,857(4)            1.331%
                               Vancouver, BC V7S 2S6

Robert Klein                   4540 Woodgreen Place                    5,334(5)            0.049%
West Vancouver, BC V7S 2S6

All directors and Officers as a group (6 people)                     971,068               2.049%



(1) Includes 25,000 shares issued as finder's fee for LAK Ranch Oil Recovery Project and 190,476 shares issued through S8 Registration Statement filed September 12, 2000, and less 140,476 shares transferred to repay outstanding debt owed to May Joan Liu.

(2) Includes 260,000 shares issued through S8 Registration Statement filed November 6, 2000.

(3) Includes 257,143 shares issued through S8 Registration Statement filed September 12, 2000 and 165,734 shares issued through S8 Registration Statement filed November 6, 2000.

(4) Includes 142,857 shares issued through S8 Registration Statement filed September 12, 2000

(5)  Shares issued through S8 Registration Statement filed November 6, 2000.

Item 10.3       Changes in Control.

The 5,000,000 shares issued to 2U Online.com, Inc. pursuant to the "Asset Purchase and Sale Agreement" ("Exhibit B") signed on September 20, 2000, has resulted in "Changes in Control" as that term is defined by the provisions of
Item 403 of Regulation S-B. The 5,000,000 shares is equal to 46.596% interest of the Company's issued and outstanding $0.001 par value common stock and is reflected in the share capital, equity section, of the attached financial statements.

Item 10.4       Transactions with Promoters.

NONE.



ITEM 11.        CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS.

LAK Ranch Oil Project.

Jack Sha, the president of this Company, was nominated and appointed to the Company's Board of Directors on March 17, 2000. Copies of minutes of the Company's Board of Directors meetings held on July 12, 2000 and on September 20, 2000 are attached as "Exhibit D" to this report. As specified in "Exhibit D", Jack Sha. President of 2U Online.com, Inc. did not take part in the vote by the Company's Board of Directors to accept or reject the acquisition of the LAK Ranch Oil Project from the Company. Thus, the agreement to purchase the LAK Ranch Oil Project was the result of an arms-length transaction.

For further details on the agreement signed between the Company and 2U Online.com, Inc., refer to "Exhibit B" filed with this report.

ITEM 12.        RECENT SALES of UNREGISTERED SECURITIES.

Item 12.1.      January 14, 2000 Issuance.

On January 14, 2000, 105,000 shares of the Company's $0.001 par value common stock were issued to Stephen Nemergut, the Chairman and President of the Company for accrued debt and director's fee. Also, 5,000 shares of the Company's $0.001 par value common stock were issued to George Coleman, Director and Secretary of the Company for director's fee. These shares were issued pursuant to exemptions from registration of Section 4 (2) of the Securities Act of 1933. For further details on the above, refer to "Exhibit E" filed with this report.

Item 12.2.      Internet E-Commerce.

On March 8, 2000, pursuant to the Tech Agreement signed between the Company, TekMaster Ltd., and Xntrik Enterprises Ltd., the Company issued two million (2,000,000) shares of the Company's $.001 par value common stock with Rule 144 Restrictions. These shares were valued at $600,000 ($0.30 per share).

Item 12.3.      LAK Ranch Oil Project.

On October 13, 2000, the "Assignment of Working Interest in Oil and Gas Lease" (Exhibit C") was filed in the Offices of County Clerk for Weston County, Wyoming, whereby 2U's 25% working interest in the Wyoming Property was transferred and assigned to the Company and the Company issued to 2U five million (5,000,000) shares of the Company's $0.001 par value common stock with Rule 144 restrictions. These shares were valued at $1,595,000 ($0.29 per share).

Item 12.4.      S-8 filed September 12, 2000.

On September 12, 2000, a total of 730,000 shares of the Company's $0.001 par value common stock were issued for an accrued debt of $306,600. The accrued debt was comprises of $122,000 in management fees and $184,600 in loans and/or payments made on behalf of the Company by the Company's Directors and a significant shareholder.

Item 12.5.      S-8 filed November 6, 2000.

On November 6, 2000, a total of 474,402 shares of the Company's $0.001 par value common stock were issued for an accrued debt of $355,802. The accrued debt was comprised of $46,000 in management fees and $309,802 in loans and/or payments made on behalf of the Company by the Company's Directors and a significant shareholder.


PART II.        OTHER INFORMATION.

A.      Internet E-Commerce.
The Tech Agreement calls for the Company to fund two hundred thousand ($200,000) dollars in Canadian Funds for ongoing development costs to be funded over a six-month period as follows:

  Month 1 $25,000.00       Month 2 $35,000.00       Month 3 $30,000.00
  Month 4 $40,000.00       Month 5 $30,000.00       Month 6 $40,000.00

To date, US$106,585 (C$160,000) has been expended. As the project has been put on hold, the payment for Month 6 has not been made. All costs to date have been expensed as incurred as they do not meet the general criteria for capitalization.

The Tech Agreement calls for XEL to design and develop the software modules using their proprietary technology as follows:

1. Research work consisting of designing and efficient session management of clients and apply multi-threading techniques to increase performance.

Completed June 2, 2000

2. Develop a comprehensive interface communication protocol for the purposes of operating in distributed environment.

Completed July 7, 2000

3. Implement the code for the server platform and designing and implementing a sample application just for testing purposes.

Completed August 4, 2000

4. Develop a thin client layer for communicating with server, mainly needed for testing purposes.

Completed September 8, 2000

5. Integrate the server platform with cutting-edge security technologies. (e.g. Open SSL or RSA).

Completed October 10, 2000

6. Design and implement the interface with the database for logging and user account management purposes. The design will be general and will be suited for final integration with Oracle DB systems.

To Be Completed.

The Tech Agreement also calls for XEL to grant a license to the Company to install and use the software modules, and for TEK to develop a Scalable Server using the software modules. TEK will also design an interface for an administrative toolkit to manage clients. Also, remote administration will be addressed. The end product will be an Application Programming Interface (API) that will be used for developing server applications. For further details, refer to "Exhibit A" attached as an exhibit to this report, the Company's Registration Statement on Form 10K.

As of the end of October 2000, this project has been put on hold temporarily. There is no time frame nor a definite date for the Company to revive this project.

B.      LAK Ranch Oil Project.

Chain of Events.        Rising Phoenix Development Group ("Rising Phoenix"), a
former Canadian Exchange listed Company, was the original holder of the 100% LAK Ranch Oil Project which is subject to the 19.25% royalty due to the original leaseholders. Derek Resources Corporation ("Derek"), a Canadian Venture Exchange listed company acquired a 75% working interest from Rising Phoenix through various cash payments and a commitment to a US$3.5 million development program proving the feasibility of oil recovery using SAGD as originally commissioned by Rising Phoenix and outlined in reports by Dr. John Donnelly and Dr. Paul Trost. Both Dr. Donnelly and Dr. Trost are still involved with the project through Derek Resources.

In September 2000, the Company acquired from 2U Online.com Inc. a 25% working interest in the LAK Ranch Oil project. 2U Online.com acquired its interest from Rising Phoenix, thus becoming Derek's joint venture partner in this LAK Ranch Oil Project

In November 2000, Derek requested that the Company review Derek's expenditures. The Company informed Derek that the Company's auditor will review Derek's US$3.5 million development program in early January 2001 as well as having Dr. Richard Luhning, the Company's consultant, visit the LAK Ranch site.

As at February 28, 2001, the project was substantially complete, however Derek has incurred substantial cost overruns of approximately $2,900,000. Derek is asserting a contractual right to collect 25% of this cost overrun from the Company which the Company has disputed. As a result, Derek commenced foreclosure proceedings on the Company's 25% interest in the property.

On March 12, 2001, Derek filed a Notice of Intention to Foreclose in the District Court, Weston County, State of Wyoming for the alleged failure of the Company to pay its share of costs of developing the LAK Ranch Oil Project of approximately $700,000. The Company has denied any liability for these costs which represent huge cost overruns by Derek in developing the SAGD pilot plant for which a proper accounting has not been provided by Derek to date. The Company filed a Complaint and Request for Injunctive Relief in the District Court, Weston County, State of Wyoming on March 20, 2001 to protect its interest in the LAK Ranch Oil Project and prohibit Derek from illegally foreclosing on the Company's interest pending a final determination by the Court of the parties' respective rights and obligations under the Sept 27, 1997 option agreement.

April 11, 2001 the Company's application for a Preliminary Injunction was denied by the Sixth Judicial District Court of the State of Wyoming. The Company continues to pursue all legal remedies available to protect its interest in the LAK Ranch Oil Project. Accordingly, the loss, if any, resulting from this litigation is presently not determinable.

History.        Previous exploration activities at the LAK Ranch have been headed up by Texaco, Conoco, Parent Oil, Mapco and Surtek (previously Exoil Services). Surtek conducted field mapping studies, the drilling and coring of numerous wells. On 1984, based upon their work and all previous drill hole data, Surtek estimated that the LAK Ranch contained a resource of 100+ million barrels of napthenic oil.

In 1998 Paul Trost, BSc/PhD, of MTARRI Inc, under contract to conduct a four well drilling and coring program at the LAK Ranch upheld the Surtek estimate of a 100+ million barrel oil resource based upon the resulting logs/cores and a review of the Surtek data and conclusions.
Two independent consulting engineers reviewed the LAK Ranch project in 1998, evaluating the technical and economic feasibilities of recovering the napthenic oil by utilizing Steam Assisted Gravity Drainage (SAGD) techniques. SAGD technology has been extensively developed and tested in Canada, and proven to be economic for recovery of heavy oils in other fields. Ken Kisman, PEng/PhD, and Mr. Ken Heer, PEng, reviewed the SAGD economic assumptions and conclusions of John Donnelly, PEng/PhD and were in agreement with the conclusions put forth by Donnelly. Donnelly and Trost both believe that SAGD technology, in conjunction with Gas Assisted Gravity Drainage (GAGD) technology proposed by Kisman, will recover approximately 50% of the oil resource at LAK Ranch.

Recovery of this oil has recently been deemed to be economical. It is anticipated that up to 80% of the oil in place is recoverable. The Company's joint venture partner, Derek Resources Ltd. ("Derek") is utilizing current technologies available such as Steam Assisted Gravity Drainage (SAGD) and Gas Assisted Gravity Drainage (GAGD) to capitalize on properties previously deemed non-feasible.

At the current time the primary objective is to install an initial SAGD production facility at the LAK Ranch in order to prove that oil can be economically recovered. At this point, work can be initiated towards reclassifying the appropriate portion of the oil resource at the LAK Ranch into proven and probable reserves in accordance with the SEC guidelines for the USA and the National Policy NO2-B for Canada.

The LAK Ranch contains oil-saturated formation of low sulphur naptha based oil. It is believed that this oil can be recovered economically given the new technology that is now available. This process involved the use of SAGD (Steam Assisted Gravity Drainage) technology, which has been successful at Cold Lake, Wolf Lake and Athabasca (Suncor, Syncrude). The SAGD wells in the Athabasca oil sands are producing at higher rates than 99% of the oil wells in Alberta. The SAGD process involves drilling parallel horizontal wells near the base of the reservoir with a steam generator attached to the top well to provide heat to the formation. The lower well then collects and pumps the oil to the surface.

The LAK Ranch Oil Project is located in the Powder River Basin of Eastern Wyoming, four miles southeast of the town of Newcastle. The prolific oil producing Newcastle Sand formation underlies this property. The property's northern boundary is formed by highway 16 and its eastern border follows the line of the western escarpment of the Black Hills. The Newcastle Sands formation consists of two oil saturated layers separated by a thin layer of shale and is steeply dipping (25 to 45 degrees) out cropping to the northeast of the property and reaching a depth of 2,500 feet plus on the southwestern edge.

Past Activities.        During the past 20 years numerous companies, have
recognized that significant quantities of oil are in place on the LAK ranch. These companies have tested and evaluated different recovery methods for the LAK project. Conoco did a modified huff and puff steam recovery project demonstrating oil recovery can be achieved; Surtek, and its partners, conducted extensive laboratory and field pilot testing employing chemical methods; and Parent Engineering conducted a solvent recovery project. Although all of these techniques were moderately successful, and did demonstrate oil recovery is feasible, the economics were marginal. However, employing the SAGD steam recovery process using horizontal wells and building on the $2+ million of previous work, Asdar is confident that both a technical and economically successful project is achievable at the LAK project. During the 1970's and 1980's, Texaco, Conoco and Surtek extensively explored the LAK Ranch property. In total, 26 holes have been drilled on the property. The data resulting from all of this work has defined the reserves on the LAK Ranch property to be in excess of 100 million barrels and possible reserves of up to 150 million barrels. An assessment of the past results has led third party engineers to conclude that the LAK Ranch Oil Project presents one of those rare opportunities where a proven resource can be profitably exploited as a result of newly developed technology.

Estimated Proven Reserves.      An independent engineering firm (Surtek) has
previously estimated the oil in place on the LAK Ranch to exceed 100 million barrels. Assuming a 70% recovery factor (due to the SAGD technology and steep dip) the target production potential for the project is 70 million BO.

Oil Description.        This napthenic-based 190 gravity crude has 5 very
important features. First, being napthenic, the oil does not paraffin up tubulars and flow lines, as opposed to other heavy oil. Second, being napthenic and at this shallow depth, the oil is very alkaline sensitive which could significantly aid in the recovery of higher volumes of oil. Third, oil has high viscosity but the viscosity temperature curve is extremely favorable for steam and/or any hot water recovery method. Fourth, the napthenic oil demands the spot price of West Texas Intermediate "WTI" posted price less $0.50 per BO for transportation charges. This gives the LAK Ranch Oil a significant economic advantage as compared to Athabasca and/or Kern River oil economics. Fifth, sulfur content is very low.

Environmental Factors. The state of Wyoming actively encouraged oil production. The area is not near, or adjacent to, any national parks, wilderness areas or national monuments. Vegetation is sparse consisting of grasses and shrubs and the project area is on a cattle ranch. Water is available either through a purchase option or by development of existing groundwater sources (Madision Formation). Water disposal will be back into the down-dip portion of the LAK oil reservoir. Therefore no adverse environmental factors are present which would prohibit the exploration of this resource.
General Geologic Description.   On the LAK oil lease the target reservoir is
the Newcastle sandstone. This sandstone is a prolific oil producer both 7 miles west of the LAK lease and indeed thoughout all the Powder River Basin. On the LAK lease the Newcastle sand has produced only limited oil due to its high viscosity (3300 centipoise) at reservoir temperature (480F); thus the production rate is limited to a few barrels per day since the oil has consistency of very cool honey and without the application of heat the oil resists flowing to the well.

The LAK project is located in a synclinal feature of the northeast flank of the Powder River Basin. Beds typically dip south and west at 25-45 degrees. The Newcastle sand outcrops on the north and eastern portions of the lease and is at an estimated depth of 2500+ feet in the Southwestern portion of the lease. (This steep dip is extremely beneficial to high recoveries and favorable overall economics using SAGD steam recovery method).

Stratigraphically the 45+ feet thick Newcastle sand is composed of an upper marine sandstone (16 feet thick) with an 6-20 ft thick shale separating the marine sandstone from 20-50+ feet thick alluvial sandstone. Both sands generally 22% porosity, 60-65% oil saturation, 600 950 md permeability containing the 190 gravity, napthenic-based oil. Due to the depositional nature of the alluvial sand certain areas of the reservoir are more highly oil saturated than other areas.

Steam Assisted Gravity Drainage (SAGD). The steam assisted gravity drainage approach to the thermal recovery of heavy oil depends on long horizontal wells placed at the base of the reservoir. Steam is introduced into the base of the
reservoir.   Because of the low density of gaseous steam it rises in the reservoir and heats the formation. The heated oil and water (both condensed steam and heated formation water) in the formation drain down to the horizontal well from which they are produced to surface.

The steam is injected into the reservoir from either another horizontal well or alternatively a series of vertical wells. As the oil and water is withdrawn from the reservoir, the steam chamber expands both upwards and sideways. The upward growth proceeds in a random but rapid manner until the top of the reservoir limits it. In contrast, the steam chamber expands sideways and downwards in a very stable manner.

At a later stage in the process, when the chamber has reached the top of the reservoir, the rate of oil production is controlled by the lateral expansion of the steam chamber. If the oil and water are removed too quickly from the horizontal production well, then the steam chamber will be drawn down into the well and bypassing will occur. Essentially the only drive mechanism to move the oil to the well is gravity. The process is ineffective with vertical producing wells because of the relatively low flows that can be achieved under these conditions. However, with long horizontal wells, economic production rates can be achieved.

The SAGD process has not been used in commercial operation. However, the success of the process has been demonstrated at a pre-commercial pilot in the Athabasca oil sands near the large mining projects operated by Syncrude and Suncor. Variations of the process are also have been tested by Esso at Cold Lake, Amoco at Wolf Lake and Primrose, Shell at Peace River and Sceptre at Tangleflags. There are also several new pilots in various stages of construction and start up.



FINANCIAL STATEMENTS.           Copies of the financial statements specified
in Regulation 228.310 (Item 310) are filed with this Registration Statement, Form 10-SB

Index to Financial Statements.
Page

1     Independent Auditor's Report                                           F-1

2     Consolidated Audited Balance Sheets
      as at December 31, 1999, and December 31, 2000             F-2 through F-3

3     Consolidated Audited Statement of Operations for
      Periods Ending December 31, 1999, and December 31, 2000                F-3

4     Audited Statement of Changes to Stockholders' Equity
      for Periods Ending December 31, 1999, and December 31, 2000            F-4

5     Audited Statement of Cash Flows for Periods Ending
      December 31, 1999, and December 31, 2000                               F-5

6     Notes to Audited Financial Statements                     F-6 through F-10






                         LABONTE & CO.
           C H A R T E R E D   A C C O U N T A N T S


                1205 - 1095 West Pender Street
                Vancouver, BC  Canada
                V6E 2M6
                Telephone       (604) 682-2778
                Facsimile       (604) 689-2778
                Email        rjl@labonteco.com





AUDITORS' REPORT


To the Stockholders and Board of Directors of Asdar Group

We have audited the balance sheet of Asdar Group (a development stage company) as at December 31, 2000 and the statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and the results of its operations and its cash flows and the changes in stockholders' equity for the year then ended in accordance with United States generally accepted accounting principles.

The financial statements as at December 31, 1999 and for the year then ended were audited by other auditors who expressed an opinion without reservation in their report dated April 24, 2000.

"LaBonte & Co."

                     CHARTERED ACCOUNTANTS
                        Vancouver, B.C.
                       February 28, 2001
      (except for Note 8 which is dated April 11, 2001)


COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated February 28, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

"LaBonte & Co."

                     CHARTERED ACCOUNTANTS
                        Vancouver, B.C.
                       February 28, 2001
       (except for Note 8 which is dated April 11, 2001)


                             F-2




                         ASDAR GROUP

                (A Development Stage Company)

                       BALANCE SHEETS

                                                       December 31, 2000     December 31, 1999

ASSETS

CURRENT ASSETS
        Cash                                            $        6,056        $           708
        Taxes recoverable                                          264                      -
        Advances receivable                                     55,000                      -
                                                             ---------              ---------
                                                                61,320                    708

OIL AND GAS PROPERTIES (Note 4)                              1,646,633                      -
                                                             ---------              ---------
                                                        $    1,707,953        $           708
                                                             =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable and accrued liabilities        $       33,735        $        35,764
        Due to related parties (Note 6)                         61,733                      -
                                                             ---------              ---------
                                                                95,468                 35,764
                                                             ---------              ---------
CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS' EQUITY (Note 5)
        Common stock, $.001 par value,
         50,000,000 shares authorized 10,730,433
         (1999 - 1,894,499) shares issued and
         outstanding                                            10,730                  1,894
        Additional paid-in capital                          10,177,534              7,514,888
        Treasury stock                                               -               (199,167)
        Deficit accumulated during the development stage    (8,575,779)            (7,352,671)
                                                             ---------              ---------
                                                             1,612,485                (35,056)
                                                             ---------              ---------
                                                         $   1,707,953        $           708
                                                             =========              =========





The accompanying notes are an integral part of these financial statements

F-3


                           ASDAR GROUP

                 (A Development Stage Company)

                    STATEMENTS OF OPERATIONS


                                                                                          Cumulative
                                                Year ended            Year ended          from January 1, 1996
                                             December 31, 2000      December 31, 1999     to December 31, 2000

GENERAL AND ADMINISTRATIVE EXPENSES
        Consulting fees                     $      117,076          $       24,000        $     375,576
        Litigation settlement                            -                       -            2,291,070
        Management fees                            132,993                       -              132,993
        Office and general                         141,738                   1,654              205,266
        Professional fees                           24,121                     564              303,061
        Software development costs (Note 3)        737,300                       -              737,300
        Travel and accommodation                    69,880                       -               69,880
                                                 ---------               ---------            ---------
NET LOSS FOR THE PERIOD                      $   1,223,108          $       26,218        $   4,115,146
                                                 =========               =========            =========



BASIC NET LOSS PER SHARE                     $        0.23          $         0.01
                                                 =========               =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       5,362,288               1,854,499
                                                 =========               =========







The accompanying notes are an integral part of these financial statements


                              F-4
                          ASDAR GROUP
                 (A Development Stage Company)

               STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION) TO DECEMBER 31, 2000


                                                                                                      Deficit
                                                                                                     accumulated
                                                                    Additional                       during the
                                      Number of                       Paid In        Treasury        development
                                       shares         Amount          Capital         Stock             stage            Total

Balance, January 1, 1996                499,499    $     499     $   4,361,401     $ (199,167)    $  (4,460,633)     $   (297,900)

Shares issued to settle litigation
retroactively restated                   50,000           50         2,469,832              -                 -         2,469,882

Net loss for the year ended
December 31, 1996                             -            -                 -              -        (2,726,232)       (2,726,232)

Balance, December 31, 1996              549,499          549         6,831,233       (199,167)       (7,186,865)         (554,250)

Shares issued to settle note
payable and accrued interest            500,000          500           476,500              -                 -           477,000

Shares issued for services at
$.75 per share                           55,000           55            41,195              -                 -            41,250

Shares issued for services at
$.25 per share                          415,000          415           105,085              -                 -           105,500

Net loss for the year ended
December 31, 1997                             -            -                 -              -           (93,933)          (93,933)

Balance, December 31, 1997            1,519,499        1,519         7,454,013       (199,167)       (7,280,798)          (24,433)

Shares issued for services at
$.12 per share                          200,000          200            23,800              -                 -            24,000

Shares issued for services at
$.05 per share                           15,000           15               735              -                 -               750

Net loss for the year ended
December 31, 1998                             -            -                 -              -           (45,655)          (45,655)

Balance, December 31, 1998            1,734,499        1,734         7,478,548       (199,167)       (7,326,453)          (45,338)

Shares issued for services at
$.228                                   160,000          160            36,340              -                 -            36,500

Net loss for the year ended
December 31, 1999                             -            -                 -              -           (26,218)          (26,218)

Balance, December 31, 1999            1,894,499        1,894         7,514,888       (199,167)       (7,352,671)          (35,056)

Correction of treasury stock                  -            -          (199,167)       199,167                 -                 -

Shares issued for software
development at $.30 per share         2,000,000        2,000           598,000              -                 -           600,000

Shares issued for services and
interest at $.10 per share              132,500          133            13,117              -                 -            13,250

Shares issued for services and
advances at $.42 per share              730,000          730           305,870              -                 -           306,600

Shares issued for interest in
oil and gas property at $.29
per share                             5,500,000        5,500         1,589,500              -                 -         1,595,000

Shares issued for services at
$.75 per share                          474,402          474           355,326              -                 -           355,800

Share reconciliation                      (968)           (1)                -              -                 -                (1)

Net loss for the year ended
 December 31, 2000                           -             -                 -              -        (1,223,108)       (1,223,108)

Balance, December 31, 2000          10,730,433      $ 10,730     $  10,177,534     $        -      $ (8,575,779)        1,612,485





The accompanying notes are an integral part of these financial statements

                              F-5

                          ASDAR GROUP

                 (A Development Stage Company)

                    STATEMENTS OF CASH FLOWS




                                                                                          Cumulative
                                                Year ended            Year ended          from January 1, 1996
                                             December 31, 2000      December 31, 1999     to December 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                $ (1,223,108)          $   (26,218)         $ (4,115,146)
        Adjustments to reconcile net
         loss to net cash from operating
         activities:
        - services paid for with common shares      436,100                     -               436,100
        - interest paid for with common shares        2,250                     -                 2,250
        - software development costs paid for
           with common shares                       600,000                     -               600,000
        - other non-cash expenses                         -                36,500             2,502,381

                                                   (184,758)               10,282              (574,415)
        - net changes in working capital items       37,706               (12,001)              (46,929)

CASH USED IN OPERATING ACTIVITIES                  (147,052)               (1,719)             (621,344)


CASH FLOWS FROM INVESTING ACTIVITIES
        Interest in oil and gas property.           (51,633)                    -               (51,633)


CASH FLOWS FROM FINANCING ACTIVITIES
        Net advances from related parties           259,033                     -               259,033
        Advances receivable                         (55,000)                    -               420,000

CASH FLOWS FROM FINANCING ACTIVITIES                204,033                     -               679,033

INCREASE (DECREASE) IN CASH                           5,348                (1,719)                6,056

CASH, BEGINNING OF PERIOD                               708                 2,427                     -

CASH, END OF PERIOD                            $      6,056           $       708         $       6,056



Other non-cash transactions:
During the year, the company issued 65,000 shares at $.42 per share in settlement of cash advances of $27,300 and 280,000 shares at $.75 per share in settlement of cash advances of $210,000




The accompanying notes are an integral part of these financial statements

                          F-6

                      ASDAR GROUP

             (A Development Stage Company)

             NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2000


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The company underwent a name change to Asdar Group on December 10, 1997. The company was dormant from 1991 to 1996 and currently has no revenue generating operations. In accordance with SFAS #7, the company is considered a development stage company since January 1, 1996. At December 31, 2000, the Company had a working capital deficiency of $34,148 and has been dependent on directors and certain shareholders for financing.

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has not generated any revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in developing its business. The recoverability of the carrying value of assets and ability of the Company to continue as a going concern is dependent on raising additional capital, settling its outstanding litigation with Derek Resources (see Note 8) and ultimately on generating future profitable operations.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions

Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas operations whereby all cost related to the acquisition of petroleum and natural gas interests are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of capital assets are recorded as a reduction of the related expenditures without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate.

Depletion and depreciation of the capitalized costs will be computed using the unit-of-production method based on the estimated proven reserves of oil and gas determined by independent consultants.

The Company applies a ceiling test to capitalized costs to ensure that such costs do not exceed estimated future net revenues from production of proven reserves at year end market prices less future production, administrative, financing, site restoration, and income tax costs plus the lower of cost or estimated market value of unproved properties. As the Company has not established proven recoverable reserves on properties held, the Company has provided an impairment provision for lease costs incurred to date.


Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107. Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation in respect to stock options granted to employees and officers using the intrinsic value based method in accordance with APB 25. Stock options granted to non-employees are accounted for using the fair value method in accordance with SFAS No. 123. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent accounting pronouncements

In March, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44") which clarifies the application of APB 25 for certain issues. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company has determined that this pronouncement will not have a material impact on the reporting and measurement of stock based compensation by the Company.

In June 1998, The FASB issued Statement Number 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial statements.



NOTE 3 - TEK MASTER PROJECT

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

The agreement calls for Xntrik Enterprises Ltd. to design and develop the software and for Tek Master Ltd. to design an interface to manage clients. This project has been put on hold and the Company does not have a definitive date to continue this software development.

All costs to date have been expenses as incurred as they do not meet the general criteria for capitalization.


NOTE 4 - OIL AND GAS PROPERTIES

LAK Ranch Oil Project, Wyoming, USA:

On September 20, 2000, the company signed an agreement with 2U Online.com, Inc. ("2U"), a Delaware public corporation under common management, to acquire all of 2U's 25% interest in the oil and natural gas rights on 6,360 acres located in the Powder River Basin of eastern Wyoming (the "LAK Ranch") in consideration for the issuance of 5,000,000 restricted common shares and a finder's fee of 500,000 restricted common shares. The cost of acquisition of the LAK Ranch Oil Project has been recorded at the historical cost of 2U's purchase price which totalled $1,595,000.

The Lak Ranch Oil Project consists of a steam assisted gravity drainage ("SAGD") production well and surface facilities which has been developed by Derek Resources Corporation ("Derek") pursuant to an option agreement dated September 27, 1997 between a predecessor optionor and Derek. The option agreement provides, amongst other terms, that Derek could acquire a 75% interest in the project by developing a SAGD well pair and surface facility and fund the initial start up operations for six months at a budgeted cost of $3,500,000. As at February 28, 2001, the project was substantially complete, however Derek has incurred substantial cost overruns of approximately $2,900,000. Derek is asserting a contractual right to collect 25% of this cost overrun from the Company which the Company has disputed. As a result, Derek commenced foreclosure proceedings on the Company's 25% interest in the property. Refer to Note 8.


NOTE 5 - CAPITAL STOCK

The Company's capitalization is 50,000,000 common shares with a par value of $0.001 per share.

During the year ended December 31, 2000 the Company issued a total of 1,336,902 shares to settle debt totalling $675,650, 2,000,000 shares for the Tek Master Project, and 5,500,000 shares for the LAK Ranch Oil Project.


NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2000 the Company issued 500,000 common shares to a former director and a significant shareholder as a finder's fee on the LAK Ranch Oil Project, and 1,271,068 common shares to directors, a former director and a significant shareholder in payment of cash advances, salaries and expenses incurred on behalf of the Company totalling $640,900.

During the year ended December 31, 2000 the Company incurred management fees of $132,993 to directors and officers of the Company. At December 31, 2000 $60,000 is owing to these parties.

During the year ended December 31, 2000 the Company received cash advances of $272,300 from certain directors and a significant shareholder. At December 31, 2000 $15,000 is owing to these parties.

At December 31, 2000 an amount of $13,267 is owing from two companies with a director in common.


NOTE 7 - INCOME TAXES

There were no temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $2,996,000 at December 31, 2000. These carryforwards will expire, if not utilized, beginning in 2002. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.


NOTE 8 - CONTINGENCIES

On March 12, 2001, Derek filed a Notice of Intention to Foreclose in the District Court, Weston County, State of Wyoming for the alleged failure of the Company to pay its share of costs of developing the LAK Ranch Oil Project of approximately $700,000. The Company has denied any liability for these costs which represent huge cost overruns by Derek in developing the SAGD pilot plant for which a proper accounting has not been provided by Derek to date. The Company filed a Complaint and Request for Injunctive Relief in the District Court, Weston County, State of Wyoming on March 20, 2001 to protect its interest in the LAK Ranch Oil Project and prohibit Derek from illegally foreclosing on the Company's interest pending a final determination by the Court of the parties' respective rights and obligations under the Sept 27, 1997 option agreement.

April 11, 2001 the Company's application for a Preliminary Injunction was denied by the Sixth Judicial District Court of the State of Wyoming. The Company continues to pursue all legal remedies available to protect its interest in the LAK Ranch Oil Project. Accordingly, the loss, if any, resulting from this litigation is presently not determinable.

NOTE 9 - SUBSEQUENT EVENTS

During January, 2001, the Company arranged a financing of 1,000,000 units at $.70 per unit for proceeds of $700,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase an additional share at a price of $0.75 per share for two years.

During February 2001, the Company acquired a 50% working interest in the Harvester Prospect, located in the San Joaquin Basin in Kings County, California from International Brooks Petroleum Ltd. The acquisition calls for the Company to pay a deposit of $30,000 (paid) and advance $270,000 for at total of $300,000 to be spent on a re-entry program. When the initial $300,000 is spent, future costs will be split 50/50 between the Company and International Brooks Petroleum Ltd.





EXHIBITS.       Copies of the following documents are filed with this
Registration Statement, Form 10SB, as exhibits:

Index to Exhibits

A.   Technology Development Agreement                                  8 Pages

B.   Asset Purchase and Sale Agreement - Sale of LAK Ranch to ASDAR   31 Pages

C.   Tenancy Agreement                                                 4 Pages

D.   Minutes of ASDAR - Discussion on Acceptance or Rejection
     of LAK Ranch                                                      4 Pages

E.   Minutes of ASDAR - January 2000 stock issuance                    2 Pages







SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

Date:                           ASDAR GROUP

By: /S/ Robert Waters
---------------------------
Robert Waters

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.


By: /S/ Robert Waters                                   Date:   April 12, 2001
        ----------------------------------------------------------------------
        Robert Waters, Director and President


By: /S/ Robert Klein                                    Date:   April 12, 2001
        ----------------------------------------------------------------------
        Robert Klein, Director