Form 10QSB
period 2001-03-31
ASDAR INC
filed 2001-05-21
CIK 746631

==============================================================================

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

==============================================================================

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                             ACT OF 1934

                  For the transition period from to

                   Commission File Number: 0-13597

==============================================================================

                             ASDAR GROUP
        (Exact name of registrant as specified in its charter)

                               NEVADA

                             88-0195105
    (State or other jurisdiction of incorporation or organization)

                (I.R.S. Employer Identification No.)

           1239 West Georgia Street, Suite 3004
           Vancouver, British Columbia, Canada             V6E 4R8
   (Address of registrant's principal executive offices)  (Zip Code)

                             604.664.0499
         (Registrant's Telephone Number, Including Area Code)

==============================================================================

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2001, there were 11,161,707 shares of the issuer's $.0001 par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
                                                                         PAGE

ITEM 1.  FINANCIAL STATEMENTS                                      F-1 - F-8
ITEM 2.  PLAN OF OPERATION                                                 6
ITEM 3.  DESCRIPTION OF PROPERTY                                           7

PART II - OTHER INFORMATION                                                8

ITEM 1.  LEGAL PROCEEDINGS                                                 9
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         10
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               12
ITEM 5.  OTHER INFORMATION                                                 13
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  14
SIGNATURES                                                                 15
                                                                           16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TABLE OF CONTENTS FOR INTERN FINANCIAL STATEMENTS                       PAGE

BALANCE SHEETS as at March 31, 2001 and December 31, 2000.               F-2

STATEMENTS OF OPERATIONS for three month periods ending March 31,
2001, March 31, 2000 and from inception to March 31, 2001.               F-3

STATEMENT OF CASH FLOWS for the three month periods ending March 31,
2001, March 31, 2000 and from inception to March 31, 2001.               F-4

NOTES TO THE FINANCIAL STATEMENTS.                                F-5 to F-8



                               ASDAR GROUP
                      (A Development Stage Company)

                      INTERIM FINANCIAL STATEMENTS

                             MARCH 31, 2001

                              (Unaudited)

                                  ASDAR GROUP
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                             March 31,         December 31,
                                                                               2001                2000
                                                                           (Unaudited)

ASSETS

CURRENT ASSETS
        Cash                                                             $      233,958     $        6,056
        Taxes recoverable                                                         3,434                264
        Advances receivable                                                      61,300             55,000
        Prepaid expenses                                                         21,268                  -
                                                                                319,960             61,320

OIL AND GAS PROPERTIES (Note 3)                                               1,957,822          1,646,633

                                                                         $    2,277,782     $    1,707,953


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable and accrued liabilities                         $       22,329     $       33,735
        Due to related parties (Note 5)                                             330             61,733

                                                                                 22,659             95,468

CONTINGENCIES (Notes 1 and 5)

STOCKHOLDERS' EQUITY (Note 4)
        Common stock, $.001 par value, 50,000,000 shares authorized
                11,161,707 shares issued and outstanding                         11,161             10,730
        Additional paid-in capital                                           10,414,303         10,177,534
     Common share subscriptions (Note 4)                                        630,000                  -
        Deficit accumulated during the development stage                     (8,800,341)        (8,575,779)

                                                                              2,255,123          1,612,485

                                                                         $    2,277,782     $    1,707,953

The accompanying notes are an integral part of these interim financial statements.


                                 ASDAR GROUP

                        (A Development Stage Company)

                      INTERIM STATEMENTS OF OPERATIONS

                                (Unaudited)



                                                                                       Cumulative
                                            Three Months         Three Months        from January 1,
                                           ended March 31,      ended March 31,     1996 to March 31,
                                                2001                 2000                 2001

EXPENSES
        Litigation settlement              $           -       $           -        $    2,291,070
        Management and consulting fees           145,727               6,000               654,296
        General and administrative                78,835                (266)              648,042
        Software development costs                     -                   -               746,300

NET LOSS FOR THE PERIOD                    $     224,562       $       5,734        $    4,339,708




BASIC NET LOSS PER SHARE                   $       0.021       $       0.003

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    10,739,885           1,949,499

The accompanying notes are an integral part of these interim financial statements.


                                     ASDAR GROUP

                             (A Development Stage Company)

                          INTERIM STATEMENTS OF CASH FLOWS

                                    (Unaudited)


                                                                                                                  Cumulative
                                                                       Three Months         Three Months        from January 1,
                                                                      ended March 31,      ended March 31,     1996 to March 31,
                                                                           2001                 2000                 2001


CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                                       $   (224,562)         $     (5,734)       $ (4,339,708)
        Adjustments to reconcile net loss to net cash from
         operating activities:
        - services paid for with common shares                             167,200                     0             673,300
        - interest paid for with common shares                                   0                     0               2,250
        - software development costs paid for with common shares                 0                     0             600,000
        - other non-cash expenses                                                0                 6,485           2,502,381
                                                                           (57,362)                  751            (561,777)

        - net changes in working capital items                             (87,247)                 (781)           (144,176)

CASH USED IN OPERATING ACTIVITIES                                         (144,609)                  (30)           (705,953)

CASH FLOWS FROM INVESTING ACTIVITIES
        Oil and gas property acquisitions                                 (311,189)                    0             (62,822)
                                                                          (311,189)                    0            (362,822)

CASH FLOWS FROM FINANCING ACTIVITIES
        Net proceeds from common stock subscriptions                       630,000                     0             630,000
        Net advances from related parties                                   60,000                     0             259,033
        Advances receivable                                                 (6,300)                    0             413,700

CASH FLOWS FROM FINANCING ACTIVITIES                                       683,700                     0           1,302,733

INCREASE (DECREASE) IN CASH                                                227,902                   (30)            233,958

CASH, BEGINNING OF PERIOD                                                    6,056                   708                   0

CASH, END OF PERIOD                                                   $    233,958          $        678        $    233,958


The accompanying notes are an integral part of these interim financial statements.


                              ASDAR GROUP

                      (A Development Stage Company)

                  NOTES TO INTERIM FINANCIAL STATEMENTS
                             MARCH 31, 2001
                              (Unaudited)

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

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has not generated any revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in developing its business.
The recoverability of the carrying value of assets and ability of the Company to continue as a going concern is dependent on raising additional capital, the disposition of its outstanding litigation with Derek Resources (see Note 6) and ultimately on generating future profitable operations.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

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


NOTE 3 - OIL AND GAS PROPERTIES

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

The Lak Ranch Oil Project consists of a steam assisted gravity drainage ("SAGD") production well and surface facilities which has been developed, and constructed by Derek Resources Corporation ("Derek").

The parties relationship in the LAK Ranch Oil Project stems from a September 24, 1997 option agreement. The option agreement provided that Derek could exercise an option and seek to vest a 75% working interest in the project by exploring, developing and operating a SAGD well pair and surface facility according to the terms of the option agreement (including the express terms of four 1997 reports describing and budgeting the project as those reports were expressly referenced and incorporated in the agreement). The terms of the option agreement specifically state that Derek would fund the first six months of operation of the project out of Derek's required initial capital outlay. The option agreement (including four 1997 engineering reports) set a $3.5 million US amount that Derek should spend to explore, develop, construct and operate the project by December 31, 2000. The Company contends that Derek was, and is, obligated to explore, develop, construct and operate this property (for the first six months of operation) pursuant to the terms of the option agreement.

According to Derek, as of March 31, 2001, the project was substantially complete and operating. However, Derek claims to have incurred substantial cost overruns of approximately $3,400,000 on this project. To the extent the Company has been able to ascertain, these costs do not appear to have been incurred consistent to the requirement of the option agreement. The Company was not advised and did not agree to incurrence of these cost overruns by Derek.

Derek is asserting a contractual right to collect 25% of its cost overrun from the Company. The Company disputes this claim by Derek and asserts that Derek's failures to develop the project consistent with the requirements of the option agreement preclude vesting of a 75% interest by Derek. The Company has made additional damages claims against Derek and Derek has filed damage counterclaims against the Company. All of Derek's claims in this regard are disputed. Both parties to the litigation have asserted punitive damages claims against each other and all such claims are disputed by both parties.

On April 13, 2001, Derek purported to complete a Wyoming foreclosure of Asdar's rights and interests in the LAK Ranch Oil Project. The Company disputes Derek's legal rights to assert or foreclose any lien against its interests in the project. The Company also asserts multiple material defects in Derek's purported foreclosure activities. On April 13, 2001, Derek bid alleged indebtedness from the Company in the amount of $852,571.11 at the purported foreclosure sale and received a Weston County, Wyoming Sheriff's Certificate. The entire matter remains subject to ongoing legal proceedings in Wyoming; the outcome of those proceedings is uncertain.

Should the Company be unsuccessful in asserting its claims and defending its contractual rights in the Wyoming litigation it could be required to pay between approximately $850,000 and $900,000 to Derek. Should the Company be unsuccessful in asserting its claims to invalidate or set aside Derek's purported foreclosure, it could forfeit or lose its interest in the LAK Ranch Oil Project.

HARVESTER PROPERTY, CALIFORNIA, USA:

On February 26, 2001, the Company acquired a 50% working interest in the Harvester Prospect, located in the San Joaquin Basin in Kings County, California from International Brooks Petroleum Ltd. The acquisition called for the Company to pay a deposit of $30,000 and advance $270,000 for a total of $300,000 to be spent on a well re-entry program. When the initial $300,000 is spent, future costs will be split 50/50 between the Company and International Brooks Petroleum Ltd.

NOTE 4 - CAPITAL STOCK

The Company's capitalization is 50,000,000 common shares with a par value of $0.001 per share.

During the quarter ended March 31, 2001 the Company issued a total of 431,274 shares in payment for services and to settle debt totalling $237,200. The Company arranged a financing of 1,000,000 units at $.70 per unit for gross proceeds of $700,000. Each unit subscribed for consists of one common share and one share purchase warrant entitling the holder to purchase an additional share at a price of $0.75 per share for two years. A finder's fee of 10% was paid to a private company controlled by a significant shareholder. The Company has received the funds from the subscriptions and as yet have not issued the shares

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2001 the Company issued 385,719 common shares to directors, a former director and a significant shareholder in payment of cash advances, salaries and expenses incurred on behalf of the Company totalling $212,200.

During the quarter ended March 31, 2001 the Company incurred management fees of $60,000 to directors and a former director of the Company.

During the quarter ended March 31, 2001 the Company incurred consulting fees of $69,700 to private companies controlled by a significant shareholder.

At March 31, 2001 an amount of $89,183 is owing from two companies with a director in common and an amount of $89,514 is owing to a company controlled by a significant shareholder.

NOTE 6 - CONTINGENCIES

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

On April 11, 2001 the Company's application for a Preliminary Injunction was denied by the Sixth Judicial District Court of the State of Wyoming.

On April 13, 2001, Derek purportedly foreclosed on the Company's 25% interest in the project by bidding indebtedness it claims from the Company in the amount of $852,571.11 in return for a Weston County, Wyoming Sheriff's Certificate. Derek has confirmed and announced that under Wyoming law, the Company has ninety days from April 13, 2001 to redeem and reinstate its interests from Derek's purported foreclosure by payment of $852,571.11 plus accrued interest.

On May 4, 2001, Derek filed a motion in the District Court of the Sixth Judicial District, Wyoming requesting entry of partial summary judgment against the Company. Specifically, Derek's motion asserts that the Court should summarily rule that Derek has actually vested a 75% interest in the LAK property and project without allowing the parties an opportunity in a trial to present disputed evidence on the issue. The Company will oppose this motion and may file a countermotion concerning summary enforcement of the option agreement language. No date has been set for a hearing on Derek's motion.

On May 11, 2001, Derek filed a motion seeking to somehow place the 25% interest in the LAK Ranch Oil Project it claimed to have already foreclosed against the Company into a receivership. The Company will oppose this motion. No date has been set for a hearing on Derek's motion.

The Company continues to pursue all legal remedies available to protect its interest in the LAK Ranch Oil Project. Accordingly, the loss, if any, resulting from this litigation is presently not determinable. The Company has not included any amount due to Derek in accounts payable pending the outcome of the litigation.

NOTE 7 - SUBSEQUENT EVENTS

On May 9, 2001, the Company announced it is negotiating a financing of 1,500,000 units at $0.50 per unit for proceeds of $750,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase an additional share at a price of $0.60 per share for eighteen months.

Copies of the financial statements specified in Regulation 228.310 (Item 310) are filed with this Registration Statement, Form 10-QSB.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Our Business. The company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The company underwent a name change to Asdar Group on December 10, 1997. The company was dormant from 1991 to 1996 and currently has no revenue generating operations. In accordance with SFAS #7, the company is considered a development stage company since January 1, 1996. At March 31, 2001 the Company had a working capital of $297,301 and has been dependent on directors and certain shareholders for financing.

Liquidity and Capital Resources.        For the period ended March 31, 2001,
we had total assets of $2,277,782, including cash resources of $233,958, taxes recoverable of $3,434, advances receivable of $61,300, and $21,268 in prepaid expenses. We also had $1,957,822 invested in oil and gas properties, which is represented by the deposit for the Harvester Property, $300,000 and $1,657,822 for the LAK Ranch Property. The LAK Ranch Property is currently the subject of legal proceedings. Derek states that some production has been achieved from the LAK project during its initial operation. According to Derek, ongoing monthly operation expenses materially exceed the value of any monthly production for the period January 1, 2001 through early May 2001. For further information, see Part II - Other Information, Item I, Legal Proceedings. The cash and equivalents constitute our present sources of liquidity.

At March 31, 2001, we had current liabilities of $22,659, of which $22,329 was represented by accounts payable and accrued liabilities, and $330 due to related parties. At March 31, 2001, we had total current assets of $319,960. At March 31, 2001, current assets exceeded current liabilities by $297,301.

We do not believe that our current cash resources will be able to maintain our current operations for an extended period of time. Should these resources prove to be insufficient, we will be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to our development schedule. No assurance can be given, however, that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our working capital requirements.

Results of Operations. The Company has not yet realized any significant revenue from operations to date. Loss from operations increased from US$5,734 in the first quarter of 2000 to US$224,562 in the first quarter of 2001. This increase in the loss was due to an increase in the management and consulting fees. The cash and equivalents constitute the Company's present internal sources of liquidity. Because the Company is not generating any significant revenues, the Company's only external source of liquidity is the sale of its capital stock.

Our Plan of Operation for the Next Twelve Months.   The Company will continue
to arrange equity financings over the next twelve months to satisfy its working capital requirements.

We will require additional cash to implement our business strategies, and for payment of increased operating expenses. We anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern. Such additional capital may be raised through additional public or private financings, as well as borrowing and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of securities could result in dilution to our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next twelve months, we may be required to curtail our operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets.

We do not anticipate any significant research and development within the next twelve months, nor do we anticipate that we will lease or purchase any
significant equipment within the next twelve months.   We do not anticipate a
significant change in the number of our employees within the next twelve months. However, we are aware that the current legal proceedings with Derek Resources will result in additional legal and other costs. For further information, see Part II - Other Information, Item I, Legal Proceedings.

ITEM 3. DESCRIPTION OF PROPERTY.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

Property and Cash  December 31, 1999  December 31, 2000  March 31, 2001
Equivalents
-----------------  -----------------  -----------------  --------------
Total                     $708             $61,320          $298,692


We define cash equivalents as all highly liquid investments with maturity of 3
months or less when purchased.   We do not presently own any interests in real
estate or own any inventory or equipment.

INTERNET E-COMMERCE.

The Company's initial focus was related to Internet E-Commerce. In this regard, on March 8, 2000, the Company signed a Technology Development Agreement ("Tech Agreement") with TekMaster Ltd., a British Columbia corporation ("TEK"), and with Xntrik Enterprises Ltd., a British Columbia corporation ("XEL") to fund development of a Scalable Server Platform ("Scalable Server").

The Tech Agreement calls for the Company to issue two million (2,000,000) shares of the company's $.001 par value common stock (issued) with Rule 144 Restrictions and to fund two hundred thousand ($200,000) dollars in Canadian Funds for ongoing development costs, and the Tech Agreement calls for Xntrik Enterprises Ltd. to design and develop the software and for Tek Master Ltd. to design an interface for an administrative toolkit to manage clients. This project has been put on hold and the Company does not have a definite date to continue this software development.

LAK RANCH OIL PROJECT.

Rising Phoenix Development Group ("Rising Phoenix"), a former Canadian Exchange listed Company, was the original holder of the 100% LAK Ranch Oil Project which is subject to the 19.25% royalty due to the original leaseholders. Derek Resources Corporation ("Derek"), a Canadian Venture Exchange listed company had the right to earn a 75% working interest from Rising Phoenix through various cash payments and a commitment to a US$3.5 million development program proving the feasibility of oil recovery using SAGD as originally commissioned by Rising Phoenix and outlined in reports by Dr. John Donnelly.

In September 2000, the Company acquired from 2U Online.com Inc. a 25% working interest in the LAK Ranch Oil project. 2U Online.com acquired its interest from Rising Phoenix, thus becoming Derek's joint venture partner in this LAK Ranch Oil Project.

For further details on the LAK Ranch Oil Project, refer to Part II, Item I, Legal Proceedings.

HARVESTER PROPERTY

On February 26, 2001, the Company signed a "Working Interest Agreement" ("Exhibit A") with International Brooks Petroleum Ltd. ("IBP") whereby Asdar acquired a 50% working interest in a property described as the E/2 of Section 24, All of Section 25, and the NE/4 of Section 36 all located within Township 23 South, Range 21 East, mount Diablo Base And Meridian, Kings County, California (the "Property") containing 1,120 acres more or less. Asdar acquired this interest for a total payment to IBP of $300,000 USD, to be spent on a re-entry program. When the initial $300,000 is spent, future costs will be split 50/50 between the Company and IPB. A Finders Fee of 50,000 shares of the Company's common stock with rule 144 restrictions was issued to May Joan Liu on April 4, 2001 with respect to this acquisition (see "Exhibit B").


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Lak Ranch Oil Project consists of a steam assisted gravity drainage ("SAGD") production well and surface facilities which has been developed, and constructed solely by Derek Resources Corporation ("Derek").

Derek has asserted and maintained exclusive control of the project and project management. Derek states that some production has been achieved from the project during its initial operation. According to Derek, ongoing monthly operation expenses materially exceed the value of any monthly production for the period January 1, 2001 through early May 2001. The Company has not yet been able to independently verify Derek's reports concerning operation, production or costs or operation for the project.

The parties relationship in the LAK Ranch Oil Project stems from a September 24, 1997 option agreement. The option agreement provided that Derek could exercise an option and seek to vest a 75% working interest in the project by exploring, developing and operating a SAGD well pair and surface facility according to the terms of the option agreement (including the express terms of four 1997 reports describing and budgeting the project as those reports were expressly referenced and incorporated in the agreement). The terms of the option agreement specifically state that Derek would fund the first six months of operation of the project out of Derek's required initial capital outlay. The option agreement (including four 1997 engineering reports) set a $3.5 million US amount that Derek should spend to explore, develop, construct project by December 31, 2000. The Company contends that Derek was, and is, obligated to explore, develop, construct and operate this property (for the first six months of operation) pursuant to the terms of the option agreement.

According to Derek, as of March 31, 2001, the project was substantially complete and operating. However, Derek claims to have incurred substantial cost overruns of approximately $3,400,000 on this project. To the extent the Company has been able to ascertain, these costs do not appear to have been incurred consistent to the requirement of the option agreement. The Company was not advised and did not agree to incurrence of these cost overruns by Derek.

Derek is asserting a contractual right to collect 25% of its cost overrun from the Company. The Company disputes this claim by Derek and asserts that Derek's failures to develop the project consistent with the requirements of the option agreement preclude vesting of a 75% interest by Derek. The Company has made additional damages claims against Derek and Derek has filed damage counterclaims against the Company. All of Derek's claims in this regard are disputed. Both parties to the litigation have asserted punitive damages claims against each other and all such claims are disputed by both parties.

On April 13, 2001, Derek purported to complete a Wyoming foreclosure of Asdar's rights and interests in the LAK Ranch Oil Project. The Company disputes Derek's legal rights to assert or foreclose any lien against its interests in the project. The Company also asserts multiple material defects in Derek's purported foreclosure activities. On April 13, 2001, Derek bid alleged indebtedness from the Company in the amount of $852,571.11 at the purported foreclosure sale and received a Weston County, Wyoming Sheriff's Certificate. The entire matter remains subject to ongoing legal proceedings in Wyoming; the outcome of those proceedings is uncertain.

On May 4, 2001, Derek filed a motion in the District Court of the Sixth Judicial District, Wyoming requesting entry of partial summary judgment against the Company. Specifically, Derek's motion asserts that the Court should summarily rule that Derek has actually vested a 75% interest in the LAK property and project without allowing the parties an opportunity in a trial to present disputed evidence on the issue. The Company will oppose this motion and may file a countermotion concerning summary enforcement of the option agreement language. No date has been set for a hearing on Derek's motion.

On May 11, 2001, Derek filed a motion seeking to somehow place the 25% interest in the LAK Ranch Oil Project it claimed to have already foreclosed against the Company into a receivership. The Company will oppose this motion. No date has been set for a hearing on Derek's motion.

Should the Company be unsuccessful in asserting its claims and defending its contractual rights in the Wyoming litigation it could be required to pay between approximately $850,000 and $900,000 to Derek. Should the Company be unsuccessful in asserting its claims to invalidate or set aside Derek's purported foreclosure, it could forfeit or lose its interest in the LAK Ranch Oil Project.

The Company continues to pursue all legal remedies available to protect its interest in the LAK Ranch Oil Project. Accordingly, the loss, if any, resulting from this litigation is presently not determinable. The Company has not included any amount due to Derek in accounts payable at March 31, 2001.

ITEM 2. CHANGES IN SECURITIES.

In January 2001 the Company negotiated a financing and the Company received Subscription Agreements in the names and amounts as listed below:

        Palisades Financial Ltd       250,000 units   $175,000 USD
        May Joan Liu                  250,000 units   $175,000 USD
        Y.E.N.N. Asset Management     250,000 units   $175,000 USD
        J & S Overseas Holdings       215,000 units   $150,500 USD
        Joseph Beyrouti                35,000 units   $ 24,500 USD
                                    ===============   ============
        Totals                      1,000,000 units   $700,000 USD

The Company has received the funds from the above-mentioned Subscriptions and as yet has not issued the shares. The Purchase Price for the Subscription Agreement were set at $0.70 per Unit ("Unit"), equivalent to a 12.4% discount to the 5-day average market trading prices of $0.81 per share. Each Unit is comprised of (i) one share of the Company's $.001 par value common stock and
(ii) a warrant which will enable the subscriber to acquire from the Company one share of the Company's $.001 par value common stock at a purchase price of $0.75 per share. ("Units").

On March 23, 2001, the Company issued to the individuals and entities listed below shares for debt settlement, in the amount of $237,200. The accrued debt was comprised of $100,000 in salaries and $49,200 in loans and/or payments made on behalf of the Company by the Company's Directors and $88,200 for outside professional & consulting services performed for the Company:

        Robert Waters                           107,273 shares
        Jack Sha                                127,273 shares
        Robert Klein                             36,364 shares
        John MacAskill                           45,455 shares
        Domain Land Holdings Ltd                114,909 shares
        Total                                   431,274 shares

ITEM 3.   CHANGES IN DIRECTORS AND EXECUTIVE OFFICERS

On March 28, 2001, the Company accepted the resignation of Jack Sha as Secretary Treasurer and Director of the Corporation.

On March 30, 2001, the Company accepted the appointment of Ferdinand Marehard as Secretary Treasurer and Director of the Corporation.

Mr. Marehard was the president of West-Mar Resources Ltd. ("West-Mar") from 1984 through 1994, during which time he managed West-Mar's participation in various foreign and domestic gas and oil leases. In 1985, Mr. Marehard managed West-Mar's participation in the development of six gas wells in Indiana, and also participated in negotiations for the acquisition of a 1,200,000 acre oil concession in Liberia, West Africa. In 1986 he acquired, on behalf of West-Mar, a 5% working interest on 40,000 acres in Adams County, Indiana. From 1990 through 1994 he participated in drilling and developing a horizontal well and in waterflood oil production in Texas. He also acquired, on behalf of West-Mar, 17,000 acres of gas and oil leases in the state of Washington. From 1975 through 1981 Mr. Marehard was the president of Hesca Resources Corp., Ltd.; from 1982 through 1984 he was the president of Demus Petro Corporation; and from 1979 through 1984 he was the president of Mar-Gold Resources, Ltd. These entities participated in the oil and gas industry and the mining industry. During this period, Mr. Marehard had a broad range of management duties for these companies, including oversight of drilling and production of oil wells in Kentucky, Texas and Utah. He also negotiated the acquisition of several properties in the Greenwood-Grandforks gold camp and negotiated financing for the various company operations. Mr. Marehard has experience in prospecting, including examination of property in the field. He has supervised placer gold leases in the Yukon and has identified and negotiated for silver, lead, zinc and copper bearing property on Vancouver Island, British Columbia. He has experience in mining and exploration for precious and base metals in British Columbia, the Yukon, the Northwest Territories and the United States.

ITEM 4.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 6.  OTHER INFORMATION

A.      SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information as of March 31, 2001, with respect to the ownership of the Company's Common Stock by each director and by all officers and directors as a group.


Name of                          Address of                  Amount of Shares        % of Outstanding
Beneficial Holder                Beneficial Holder           Beneficially Owned      Common Stock

Robert Waters                   945 Marine Drive, Suite 911      367,273(1)              3.29%
West Vancouver, BC V7T 1A8

Robert Klein                    4540 Woodgreen Place              41,698(2)              0.37%
West Vancouver, BC V7S 2S6

All directors and Officers as a group (2 people)                  408,971                3.66%


(1) Includes 260,000 shares issued through S8 Registration Statement filed November 6, 2000, and 107,273 shares issued through S8 Registration Statement filed March 21, 2001.

(2) Includes 5,334 shares issued through S8 Registration Statement filed November 6, 2000 and 36,364 shares issued through S8 Registration Statement filed March 21, 2001.

B.      Security Ownership of Certain Beneficial Holders of ten percent or more


                                                          Amount and Nature
Title of Class    Name of Beneficial Owner                of Beneficial Owner     Percent of Class

Common Stock      2U Online.com, Inc.                       5,000,000 (1)              44.80%
                  1288 Alberni Street, Suite 806
                  Vancouver, BC  V6E 4N5

Common Stock      Tek Master Ltd.                           2,000,000 (2)              17.92%
                  1239 West Georgia Street, Suite 3004
                  Vancouver BC  V6E 4R8


(1) The shares issued to 2U Online.com, Inc. was for the acquisition of the LAK Ranch Oil Project. 2U Online.com, Inc. is a public company whose shares are traded on NASDAQ OTC Pink Sheets.

(2) The shares issued to Tek Master Ltd. was for the development of the scalable server platform.

C.      Subsequent Changes in Securities

On April 4, 2001, the Company issued 50,000 shares as a finders fee to May Joan Liu with respect to the Harvester Property acquisition.

On May 9, 2001, the Company announces it is negotiating a financing of 1,500,000 units at $0.50 per unit for proceeds of $750,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase an additional share at a price of $0.60 per share for eighteen months.

ITEM 7.  EXHIBITS.

Copies of the following documents are filed with this Registration Statement, Form 10QSB, as exhibits:

Index to Exhibits       Description
==================================================
 EX-10.01             Harvester Property Agreement.

 EX-20.01             Acceptance of Harvester Property Agreement.

 EX-20.02             Resignation of Jack Sha as Director and Officer.

 EX-20.03             Appointment of Ferdinand Marehard as Director and Officer



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on May 17, 2001.

Asdar Group
a Nevada corporation

By:      /s/ Robert Waters
             -------------
             Robert Waters
             President