Form 10QSB
period 2001-06-30
ASDAR GROUP INC
filed 2001-08-14
CIK 746631

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

                       For the Quarter Ending June 30, 2001

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                        Commission File Number: 0-13597

                                    ASDAR GROUP
              (Exact name of registrant as specified in its charter)

                        NEVADA                         88-0195105
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

================================================================================

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2001, there were 11,211,707 shares of the issuer's $.001 par value common stock issued and outstanding.

______________________________________________________________________________
______________________________________________________________________________
______________________________________________________________________________


ITEM 1. Financial Statements            Copies of the financial statements
specified in Regulation 228.310 (Item 310) are filed with this Registration Statement, Form 10-QSB.

                                ASDAR GROUP
                        (A Development Stage Company)
                        INTERIM FINANCIAL STATEMENTS
                               JUNE 30, 2001
                                (Unaudited)


Index to Financial Statements                                                     Page

2.      Balance Sheets as at June 30, 2001 and December 31, 2000..................F-2

3.      Statements of Operations for three month periods ending June 30, 2001 and June 30, 2000, six month periods ended June 30, 2001 and June 30, 2000 and from inception to June 30, 2001...................................................F-3

4.      Statement of Cash Flows for six month periods ended June 30, 2001 and
June 30, 2000 and from inception to June 30, 2001.................................F-4

5.      Notes to the financial statements.........................................F-5 to F-8


                                 ASDAR GROUP
                        (A Development Stage Company)
                               BALANCE SHEETS

                                                            June 30, 2001   December 31, 2000
                                                             (Unaudited)
ASSETS

CURRENT ASSETS
        Cash                                               $     239,424       $       6,056
        Taxes recoverable                                          1,489                 264
        Advances receivable                                        6,000              55,000
        Prepaid expenses                                          11,232                   -
        Due from related parties (Note 5)                         21,269                   -
                                                             -----------         -----------
                                                                 279,414              61,320

OIL AND GAS PROPERTIES (Note 3)                                1,975,883           1,646,633
                                                             -----------         -----------
                                                           $   2,255,297       $   1,707,953
                                                             ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable and accrued liabilities           $      37,043       $      33,735
        Due to related parties                                         -              61,733
                                                             -----------         -----------
                                                                  37,043              95,468
                                                             -----------         -----------
CONTINGENCIES (Notes 1 and 6)

STOCKHOLDERS' EQUITY (Note 4)
        Common stock, $.001 par value,
        50,000,000 shares authorized
        2001 - 11,211,707 (2000 - 10,730,433)
        shares issued and outstanding                             11,211              10,730

        Additional paid-in capital                            10,443,503          10,177,534
        Common stock subscriptions                               805,000                   -
        Deficit accumulated during the development stage      (9,041,460)         (8,575,779)
                                                             -----------         -----------
                                                               2,218,254           1,612,485
                                                             -----------         -----------
                                                           $   2,255,297       $   1,707,953
                                                             ===========         ===========

The accompanying notes are an integral part of these interim financial statements.



                                 ASDAR GROUP
                        (A Development Stage Company)
                      INTERIM STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                                                                     Cumulative
                                                    Three            Three              Six            Six          from January
                                                    Months           Months            Months         Months         1, 1996 to
                                                  ended June       ended June        ended June     ended June        June 30,
                                                   30, 2001         30, 2000          30, 2001       30, 2000           2001
EXPENSES
        Litigation settlement                   $           -   $          -    $           -    $          -     $   2,291,070
        Management and consulting fees                 49,688              -          177,415               -           685,984
        General and administrative                    107,884        237,584          177,515         231,318           452,661
        Professional fees                              83,547              -          110,751               -           413,812
        Software development costs                          -              -                -               -           737,300
                                                   ----------     ----------      -----------      ----------       -----------
NET LOSS FOR THE PERIOD                         $     241,119   $    237,584    $     465,681    $    231,318     $   4,580,827
                                                   ==========     ==========      ===========      ==========       ===========



BASIC NET LOSS PER SHARE                        $        0.02   $       0.06    $        0.04    $       0.06
                                                   ==========     ==========      ===========      ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         11,209,509      3,959,734       10,992,739       3,855,300
                                                   ==========     ==========      ===========      ==========

The accompanying notes are an integral part of these interim financial statements.


                                  ASDAR GROUP
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     Cumulative
                                                        Six            Six          from January
                                                       Months         Months         1, 1996 to
                                                     ended June     ended June        June 30,
                                                      30, 2001       30, 2000           2001


CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                        $  (465,681)     $  (231,318)     $ (4,580,827)
        Adjustments to reconcile net
        loss to net cash from operating
        activities:
        - fees and services paid for
          with common shares                               167,200                -           603,300
        - interest paid for with
          common shares                                          -                -             2,250
        - software development costs
          paid for with common shares                            -                -           600,000
        - other non-cash expenses                                -                -         2,502,381
                                                          --------         --------        ----------
                                                          (298,481)        (231,318)         (872,896)
        - net changes in working capital
          items                                             66,029          231,318            17,700
                                                          --------         --------        ----------

CASH USED IN OPERATING ACTIVITIES                         (232,452)               -          (855,196)
                                                          --------         --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Oil and gas property acquisitions                 (300,000)               -          (351,633)
                                                          --------         --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net proceeds from common stock subscriptions       805,000                -           805,000
        Net advances (to)/from related parties             (88,180)           1,542           172,253
        Advances receivable                                 49,000                -           469,000
                                                          --------         --------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES                       765,820            1,542         1,446,253
                                                          --------         --------        ----------
INCREASE IN CASH                                           233,368            1,542           239,424

CASH, BEGINNING OF PERIOD                                    6,056              708                 -
                                                          --------         --------        ----------
CASH, END OF PERIOD                                    $   239,424      $     2,250      $    239,424
                                                          ========         ========        ==========

The accompanying notes are an integral part of these interim financial statements.



                                 ASDAR GROUP
                        (A Development Stage Company)
                    NOTES TO INTERIM FINANCIAL STATEMENTS
                                JUNE 30, 2001
                                 (Unaudited)


OTHER NON-CASH TRANSACTIONS: During the period the Company issued 50,000 common shares to a significant shareholder at $.585 per share for a finder's fee relating to the acquisition of the Harvester Property.

The accompanying notes are an integral part of these interim financial statements

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

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has not generated any revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in developing its business. The recoverability of the carrying value of assets and ability of the Company to continue as a going concern is dependent on raising additional capital, settling its outstanding litigation with Derek Resources (see Note 6) and ultimately on generating future profitable operations.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at June 30, 2001 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

NOTE 3 - OIL AND GAS PROPERTIES

Harvester Property, California, USA:

On February 26, 2001, the Company acquired a 50% working interest in the Harvester Prospect, located in the San Joaquin Basin in Kings County, California from International Brooks Petroleum Ltd. The acquisition called for the Company to pay a deposit of $30,000 and advance $270,000 for a total of $300,000 to be spent on a well re-entry program. When the initial $300,000 is spent, future costs will be split 50/50 between the Company and International Brooks Petroleum Ltd. The re-entry drilling program commenced in July 2001.

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

The LAK Ranch Oil Project consists of a steam assisted gravity drainage ("SAGD") production well and surface facilities which has been developed by Derek Resources Corporation ("Derek") pursuant to an option agreement dated September 27, 1997 between a predecessor optionor and Derek. The option agreement provides, amongst other terms, that Derek could acquire a 75% interest in the project by developing a SAGD well pair and surface facility and fund the initial start up operations for six months at a budgeted cost of $3,500,000. As at June 30, 2001, the project was substantially complete, however Derek has incurred substantial cost overruns of approximately $4,200,000. Derek is asserting a contractual right to collect 25% of this cost overrun from the Company which the Company has disputed. As a result, Derek commenced foreclosure proceedings on the Company's 25% interest in the property which the Company has disputed. The matter is subject to various legal proceedings. Should the Company be unsuccessful in defending its contractual rights, it will be required to pay between $800,000 and $950,000 to Derek or it will forfeit its interest in the LAK Ranch Oil Project. Refer to Note 6.

NOTE 4 - CAPITAL STOCK

The Company's capitalization is 50,000,000 common shares with a par value of $0.001 per share.

During the quarter ended June 30, 2001 the Company issued a total of 50,000 shares to a significant shareholder in payment for a finders fee in connection with the acquisition of the Harvester Property. These shares were valued at $0.585 per share or $29,250.

During the quarter ended June 30, 2001 the Company received $175,000 towards the issuance of 350,000 common shares at a price of $.50 per share. These shares were issued in July 2001.

During the quarter ended March 31, 2001 the Company arranged a financing of 1,000,000 units at $.70 per unit for gross proceeds of $700,000. Each unit subscribed for consists of one common share and one share purchase warrant entitling the holder to purchase an additional share at a price of $0.75 per share for two years. A finder's fee of 10% was paid to a private company controlled by a significant shareholder. The Company has received the funds from the subscriptions and as yet have not issued the shares. See Note 7.

During the quarter ended March 31, 2001 the Company issued a total of 431,274 shares in payment for services and to settle debt totalling $237,200.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2001 the Company incurred management fees of $42,000 to directors.

During the quarter ended June 30, 2001 the Company incurred consulting fees of $6,500 to private companies controlled by a significant shareholder.

At June 30, 2001 an amount of $128,173 is owing from two companies with a director in common and an amount of $106,904 is owing to directors and a company controlled by a significant shareholder.

Refer to Note 4.

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

On April 11, 2001 the Company's application for a Preliminary Injunction was denied by the Sixth Judicial District Court of the State of Wyoming.

On April 13, 2001, Derek foreclosed on Asdars' 25% interest by bidding an amount of $852,571 to purchase all of Asdars' rights. Asdar has ninety days from April 13, 2001 to reinstate its interests in the LAK Ranch Oil Project by payment of the purchase amount, plus accrued interest.

On May 4, 2001, Derek filed a motion in the District Court of the Sixth Judicial District for Wyoming requesting a partial summary judgement in its favour against the Company, whereby Derek is seeking court approval that it has acquired a 75% interest in the LAK Ranch Oil Project.

On May 11, 2001, Derek filed a motion seeking to somehow place the 25% interest in the LAK Ranch Oil Project it claimed to have already foreclosed against the Company into a receivership. The Company will oppose this motion.

On July 10, 2001, Asdar announced its position that Derek's purported lien on Asdar's interest in the LAK Ranch property is wrongful and illegal and of no effect. Derek's purported redemption date is of no significance and the ninety-day redemption period has been allowed to lapse.

On July 25, 2001 Derek filed a motion to cancel the lis pendens notice of claim established in favor of the Company. A hearing was held on July 31, 2001 whereby the Company vigorously opposed this motion. On August 1, 2001 the court ruled in favor of the Company and denied Derek's motion.

A date has been set for October 31, 2001 to hear all the various motions before the court.

The Company continues to pursue all legal remedies available to protect its interest in the LAK Ranch Oil Project. Accordingly, the loss, if any, resulting from this litigation is presently not determinable. The Company has not included any amount due to Derek in accounts payable pending the outcome of the litigation. Derek claims that the amount due from Asdar for its proportionate share of project costs as at June 30, 2001 is $1,044,800.

NOTE 7 - SUBSEQUENT EVENTS

On July 11, 2001 the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission. The preliminary prospectus which was filed as part of this Registration Statement relates to an offering of a maximum of 2,500,000 Units (1,500,000 Series A Units and 1,000,000 Series B Units) which are being sold on a "best efforts basis" in units (the "Units"), each Unit consisting of one common share, $0.001 par value per share (the "Shares") and one redeemable common share purchase warrant (the "Unit Warrants"). The Unit Warrants are detachable upon issuance and will trade separately after being detached.

Each Series A Unit Warrant entitles the holder to purchase one Share for a period of eighteen months commencing on the closing date of the offering at an exercise price of $0.60.

Each Series B Unit Warrant entitles the holder to purchase one Share for a period of eighteen months commencing on the closing date of the offering at various exercise prices.

In addition, the Prospectus relates to an offering of 1,000,000 common shares subscribed for at $0.70 per share and 1,000,000 common shares underlying warrants at $0.75 per share. These shares may be offered for sale by selling security holders directly to the public.


ITEM 2.         Plan of Operation

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

Our Business. The company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The company underwent a name change to Asdar Group on December 10, 1997. The company was dormant from 1991 to 1996 and currently has no revenue generating operations. In accordance with SFAS #7, the company is considered a development stage company since January 1, 1996. At June 30, 2001 the Company had a working capital of $242,371 and has been dependent on directors and certain shareholders for financing.

Liquidity and Capital Resources.   For the period ended June 30, 2001, we had
total assets of $2,255,297, including cash resources of $239,424, taxes recoverable of $1,489, advances receivable of $6,000, $11,232 in prepaid expenses and $21,269 due from related parties. We also had $1,975,883 invested in oil and gas properties, which is represented by the deposit for the Harvester Property, $300,000 and $1,675,883 for the LAK Ranch Property. The LAK Ranch Property is currently the subject of legal proceedings. Derek states that since steam operations commenced in March 2001, the plant has been operated intermittently, at about 50% of its steam capacity and more than 3,400 barrels of oil were produced to June 9, 2001. Steam operations are currently suspended and Derek is now installing additional wastewater disposal systems which will allow the plant to operate at 100% of its steaming capacity. For further information, see Part II - Other Information, Item I, Legal Proceedings. The cash and equivalents constitute our present sources of liquidity.

At June 30, 2001, we had current liabilities of $37,043 which was represented by accounts payable and accrued liabilities. At June 30, 2001, we had total current assets of $279,414. At June 30, 2001, current assets exceeded current liabilities by $242,371.

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

Results of Operations. The Company has not yet realized any significant revenue from operations to date. Loss from operations increased from US$237,584 in the second quarter of 2000 to US$241,119 in the second quarter of 2001. This increase in the loss was due to an increase in professional fees. The cash and equivalents constitute the Company's present internal sources of liquidity. Because the Company is not generating any significant revenues, the Company's only external source of liquidity is the sale of its capital stock.

Our Plan of Operation for the Next Twelve Months.   The Company will continue
to arrange equity financings over the next twelve months to satisfy its working capital requirements.

We will require additional cash to implement our business strategies, and for payment of increased operating expenses. We anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern. Such additional capital may be raised through additional public or private financings, as well as borrowing and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of securities could result in dilution to our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next twelve months, we may be required to curtail our operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets. For further information, see Part II - Other Information, Item I, Equity Financings.

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

ITEM 3. Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

Property and Cash
Equivalents             June 30, 2000     December 31, 2000     June 30, 2001
-----------------       -------------     -----------------     -------------
Total                     $   2,250            $  61,320          $ 286,553


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

For further details on the LAK Ranch Oil Project, refer to Part II, Item I, Legal Proceedings.

Harvester Property On February 26, 2001, the Company signed a "Working Interest Agreement" with International Brooks Petroleum Ltd. ("IBP") whereby Asdar acquired a 50% working interest in a property described as the E/2 of
Section 24, All of Section 25, and the NE/4 of Section 36 all located within Township 23 South, Range 21 East, mount Diablo Base And Meridian, Kings County, California (the "Property") containing 1,120 acres more or less.
Asdar acquired this interest for a total payment to IBP of $300,000 USD, to be spent on a re-entry program. When the initial $300,000 is spent, future costs will be split 50/50 between the Company and IPB. A Finders Fee of 50,000 shares of the Company's common stock with rule 144 restrictions was issued to May Joan Liu on April 4, 2001 with respect to this acquisition.

On July 10, 2001 commencement of the Company's re-entry program on the Harvester #I-25 in Bakersfield, California was announced. It is anticipated that the re-entry and testing of this well will take approximately 30 days.

As of August 1, 2001 the Operator has penetrated the well bore of the Harvester # I-25 well to a total depth of 14,242 feet. Accordingly, logging of the Temblor, Vedder and Kreyenhagen formations has been scheduled for August 6, 2001. As the well was previously drilled and cased the Operator has retained Halliburton Energy Services of Bakersfield, California for the logging of the well using Halliburton's RMT Elite through the pipe logging tool.

Processing of the log data will be conducted by Halliburton Energy Services in Houston, Texas. Upon receipt of the processed log data the Operator will consider the results with its technical staff and make its completion decisions. A completion rig will be moved onto site following this review.

PART II - OTHER INFORMATION

Item 1. Equity Financings.

On July 11, 2001 the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission. The preliminary prospectus which was filed as part of this Registration Statement relates to an offering of a maximum of 2,500,000 Units (1,500,000 Series A Units and 1,000,000 Series B Units) which are being sold on a "best efforts basis" in units (the "Units"), each Unit consisting of one common share, $0.001 par value per share (the "Shares") and one redeemable common share purchase warrant (the "Unit Warrants"). The Unit Warrants are detachable upon issuance and will trade separately after being detached.

Each Series A Unit Warrant entitles the holder to purchase one Share for a period of eighteen months commencing on the closing date of the offering at an exercise price of $0.60.

Each Series B Unit Warrant entitles the holder to purchase one Share for a period of eighteen months commencing on the closing date of the offering at various exercise prices.

In addition, the Prospectus relates to an offering of 1,000,000 common shares subscribed for at $0.70 per share and 1,000,000 common shares underlying warrants at $0.75 per share. These shares may be offered for sale by Selling Securityholders directly to the public.

Item 2. Legal Proceedings.

The Lak Ranch Oil Project consists of a steam assisted gravity drainage ("SAGD") production well and surface facilities. The project and facilities have been developed and constructed solely by Derek Resources Corporation ("Derek").

Derek has asserted and maintained exclusive control of the project and project management at all times. Derek states that some production has been achieved from the project during its initial operation, but admits that to-date, monthly operation expenses have materially exceeded the value of any monthly production for the period January 1, 2001 through early July 2001. According to Derek, steam operations were suspended in July 2001. The Company has not yet been able to independently verify Derek's reports concerning operation, production or costs of operation for the project except that the project has not operated or produced since sometime in July 2001.

The parties relationship in the LAK Ranch Oil Project stems from a September 24, 1997 option agreement. The option agreement provided that Derek could exercise an option to purchase and seek to vest a 75% working interest in the project by exploring, developing, constructing and operating a SAGD well pair and surface facility pursuant to the express terms of a plan and budget contained in the agreement (including the express terms of four 1997 reports describing and budgeting the project). The terms of the option agreement specifically required that Derek would fully fund the first six months of operation of the project out of Derek's required initial capital outlay. The option agreement set a $3.5 million US amount that Derek should spend to explore, develop, and construct the project by December 31, 2000. The Company alleges that the Option Agreement expressly required Derek to fund the first full six (6) months of operation of the project once it was completed properly and pursuant to the terms of the Option Agreement and that Derek has intentionally chosen not to provide that operational funding.

According to Derek, as of June 30, 2001, the project was substantially complete and had been operated since sometime in March 2001 on a trial basis. However, Derek claims to have incurred substantial cost overruns of at least $4,200,000 US on the project through late June. To the extent the Company has been able to ascertain, these costs do not appear to have been incurred consistent with the express requirement of the Option Agreement. Derek did not advise the Company or its predecessors concerning the incurrence of these significant cost overruns and the Company did not agree to any of them at any time. Derek has not provided any objective information to indicate that these cost overruns will or will not continue in the future should Derek choose not to resume operations of the project.

Derek is asserting a contractual right to collect 25% of its unauthorized project expenses and/or overruns. The Company disputes this claim by Derek and asserts that Derek's apparent intentional failures to develop the project consistent with the requirements of the Option Agreement preclude vesting of a 75% interest by Derek. The Company has sued for an accounting from Derek and has made additional damage claims against Derek. Derek has filed damage counterclaims against the Company. All of Derek's claims in this regard are strongly disputed by the Company. Both parties to the litigation have asserted punitive damage claims against each other and all such claims are disputed by both parties.

On April 13, 2001, Derek purported to complete a Wyoming foreclosure of Asdar's rights and interests in the LAK Ranch Oil Project. The Company has consistently disputed Derek's alleged rights to assert or foreclose any lien against any interests in the project. The Company also has consistently asserted multiple material defects in Derek's purported foreclosure activities arising out of alleged breaches by Derek in the Option Agreement. On April 13, 2001, Derek bid alleged indebtedness from the Company in the amount of $852,571.11 at a purported foreclosure sale and received a Weston County, Wyoming Sheriff's Certificate to the property. Derek asserted a purported redemption deadline for Asdar concerning its purported lien foreclosure activities as of July 12, 2001. On July 10, 2001, Asdar reiterated its position that Derek's purported lien and lien foreclosure activities on Asdar's interest in the LAK Ranch property are wrongful and illegal and of no effect. The Company maintains that Derek's purported redemption deadline is of no significance or legal effect.

On May 4, 2001, Derek filed a motion in the District Court of the Sixth Judicial District, Wyoming, requesting entry of partial summary judgment against the Company. Derek's Motion alleges and requests that the Court summarily rule that Derek has vested a 75% interest in the LAK property and project without allowing the parties an opportunity to complete discovery or try the issues underlying those claims first. The Court has not ruled on Derek's Motion or the Company's request for an extension of time for discovery. The Court has set and October 31, 2001 hearing for the Motions filed by Derek and the Company in this regard. The Company is considering filing a counter motion for enforcement of the Option Agreement language against Derek concerning Derek's purported lien activities.

On May 11, 2001, Derek filed a motion seeking to somehow place a 25% interest in the LAK Ranch Oil Project it claimed to have already foreclosed against into a receivership. Derek's Motion does not explain how it can claim to have asserted and foreclosed a lien against the Company's interest and then also seek a receivership of the interest. The Company has vigorously opposed Derek's Motion and filed a timely opposition to it. The Court has also set this matter for hearing on October 31, 2001.

On July 25, 2001, Derek filed yet another Motion with the Court asking the Court to expunge or cancel the lis pendens notice of claim established in favor of the Company upon the filing of the Company's complaint.
Specifically, Derek's Motion and an attached Affidavit signed by Derek's CFO Frank Hallam indicated that Derek was unable to raise sufficient funds to operate the project or go forward with operation and development unless the Court summarily removed Asdar's lis pendens protection while the litigation is pending. In a sworn Affidavit signed by Derek's CFO Frank Hallam in support of Derek's July 25, 2001 Motion, Derek indicated that unless it prevailed on its Motion to expunge or cancel the Company's lis pendens claim, Derek would file for some type of bankruptcy protection in the near future. The Company vigorously opposed this Motion pointing out that there had been no ruling on the merits of the Company's claims in the litigation to this point and that the Company was entitled to statutory protection of the priority of its claims to the property. The Company also argued that incomplete discovery information it had received from Derek prior to the filing of Derek's July 25, 2001 Motion indicated that Derek had stated under oath that it had sufficient funds to operate the project through at least June 30, 2001 and had been able to raise significant amounts of money for the project otherwise. At the close of the July 31, 2001 hearing, the Court announced that it would render a written decision on Derek's Motion on August 2, 2001. On August 1, 2001, one day earlier than the Court had allotted for its ruling, the Court ruled in favor of Asdar summarily denying Derek's motion for expungement or cancellation of the Company's lis pendens protection. Derek then issued an August 2, 2001 press release indicating it always believed it had little chance to prevail on its Motion.

The Company continues to be unable to obtain adequate and verifiable information from Derek concerning the status of the project or Derek's plans concerning plans or conditions in this regard. The Company alleges that Derek's discovery responses are incomplete and the Derek is wrongfully refusing to schedule depositions of Messrs. Hallam, Erhl, and Donnelly. The Company also continues to be unsuccessful in ongoing and repeated efforts to schedule a mediation with Derek to try to discuss and negotiate the matter outside of litigation. The Company had scheduled a June 29, 2001 mediation with a professional mediation firm in Denver, Colorado and had invited Derek to attend and participate in that mediation from mid-May 2001 through late June 2001. The Company has moved the Court to order Derek to participate in non-binding mediation above the parties' disputes. That Motion is currently pending.

Should the Company be unsuccessful in asserting its claims and defending its contractual rights in the Wyoming litigation, it could be required to pay between $800,000 and $950,000 to Derek. Should the Company be unsuccessful in asserting its claims to invalidate or set aside Derek's purported foreclosure, it could forfeit or lose its interest in the LAK Ranch Oil Project and properties.

The Company continues to vigorously pursue all legal remedies available to protect its interest in the LAK Ranch Oil Project. The Company continues to urge Derek to mediate and negotiate with it concerning the project. Accordingly, the loss, if any, resulting from the litigation or any compromise that might be reached through a mediation and negotiation between Derek and the Company are presently not determinable. The Company has not included any amount due to Derek in accounts payable at June 30, 2001.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

A.      Security Ownership of Management

The following table sets forth information as of June 30, 2001, with respect to the ownership of the Company's Common Stock by each director and by all officers and directors as a group.

Name of             Address of                            Amount of Shares        % of Outstanding
Beneficial Holder   Beneficial Holder                     Beneficially Owned      Common Stock

Robert Waters       945 Marine Drive, Suite 911                367,273                  3.27%
                    West Vancouver, BC V7T 1A8

Robert Klein        4540 Woodgreen Place                        41,698                  0.37%
                    West Vancouver, BC V7S 2S6

All directors and Officers as a group (2 people)               408,971                  3.65%

B.      Security Ownership of Certain Beneficial Holders of ten percent or more

                                                          Amount and Nature
Title of Class      Name of Beneficial Owner             of Beneficial Owner      Percent of Class

Common Stock        2U Online.com, Inc.                      5,000,000 (1)              44.59%
                    1288 Alberni Street, Suite 806
                    Vancouver, BC  V6E 4N5

Common Stock        Tek Master Ltd.                          2,000,000 (2)              17.83%
                    1239 West Georgia Street, Suite 3004
                    Vancouver BC  V6E 4R8

(1) The shares issued to 2U Online.com, Inc. was for the acquisition of the LAK Ranch Oil Project. 2U Online.com, Inc. is a public company whose shares are traded on NASDAQ OTC Pink Sheets.

(2) The shares issued to Tek Master Ltd. was for the development of the scalable server platform.


Item 6.  Exhibits.      Copies of the following documents are filed with this
Registration Statement, Form 10QSB, and Form 8K as exhibits:

8K filed 05/02/2001

Item No. 5      Other Events
                Jack Sha resigned as Secretary and Director.
                Ferdinand Marehard has become Secretary-Treasurer and a Director.

Index to Exhibits

 None.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on August 8, 2001.

Asdar Group a Nevada corporation

By:      /s/ Robert Waters
             -------------
             Robert Waters
             President