Form 10QSB
period 2001-09-30
ASDAR GROUP INC
filed 2001-11-14
CIK 746631

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from to

                     Commission File Number: 0-13597

                              ASDAR GROUP
         (Exact name of registrant as specified in its charter)

                                 NEVADA
     (State or other jurisdiction of incorporation or organization)

                               88-0195105
                  (I.R.S. Employer Identification No.)

            1239 West Georgia Street, Suite 3004
            Vancouver, British Columbia, Canada             V6E 4R8
    (Address of registrant's principal executive offices)  (Zip Code)

                              604.664.0499
        (Registrant's Telephone Number, Including Area Code)



APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2001 there were 11,996,165 shares of the issuer's $.001 par value common stock issued and outstanding.


ITEM 1. Financial Statements            Copies of the financial statements
specified in Regulation 228.310 (Item 310) are filed with this Registration Statement, Form 10-QSB.

Index to Financial Statements                                                            Page

1.      Title Page                                                                        F-1

2.      Balance Sheets as of September 30, 2001 and December 31, 2000.                    F-1

3.      Statements of Operations for three month periods ending September 30, 2001 and
September 30, 2000, nine month periods ended September 30, 2000 and September
30, 2001 and from inception to September 30, 2001.                                        F-2

4.      Statement of Cash Flows for nine month periods ended September 30, 2001 and
September 30, 2000 and from inception to September 30, 2001.                              F-3

5.      Notes to the financial statements.                                         F-4 to F-9


                            ASDAR GROUP
                   (A Development Stage Company)
                   INTERIM FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2001
                            (Unaudited)





                            ASDAR GROUP
                   (A Development Stage Company)

                          BALANCE SHEETS

                                                   September 30, 2001      December 31, 2000
                                                      (Unaudited)
ASSETS

CURRENT ASSETS
        Cash                                       $        104,151       $             6,056
        Taxes recoverable                                       711                       264
        Advances receivable                                       -                    55,000
        Prepaid and other                                    12,812                         -
        Due from related parties (Note 5)                   178,487                    13,267
        296,161 74,587

INTEREST IN OIL AND GAS PROPERTIES (Note 3)                 941,909                 1,646,633

                                                   $      1,238,070        $        1,721,220


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable and accrued liabilities   $         23,713        $           33,735
        Due to related parties                              112,904                    75,000

                                                            136,617                   108,735

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (Note 4)
        Common stock, $.001 par value,
         50,000,000 shares authorized
         2001 - 11,996,165 (2000 - 10,730,433)
         shares issued and outstanding                       11,996                    10,730
        Additional paid-in capital                       10,780,640                10,177,534
        Common stock subscriptions                          658,000                         -
        Deficit accumulated during the
         development stage                              (10,349,183)               (8,575,779)

                                                          1,101,453                 1,612,485

                                                   $      1,238,070         $       1,721,220

The accompanying notes are an integral part of these interim financial statements


                            ASDAR GROUP
                   (A Development Stage Company)

                 INTERIM STATEMENTS OF OPERATIONS

                            (Unaudited)


                                                                  three               three
                                                                  months              months
                                                                  ended               ended
                                                                  September 30,       September 30,
                                                                  2001                2000

EXPENSES
        Litigation settlement                                $          -          $         -
        Management and consulting fees                            132,956               11,121
        General and administrative                                107,285               83,545
        Professional fees                                          20,849                    -
        Software development costs                                      -               86,600
        Write-down of interest in oil and gas properties        1,046,633                    -
                                                              -----------            ---------
NET LOSS FOR THE PERIOD                                      $  1,307,723          $   181,266
                                                              ===========            =========



BASIC NET LOSS PER SHARE                                     $       0.11          $      0.04
                                                              ===========            =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     11,733,284            4,579,933
                                                              ===========            =========

The accompanying notes are an integral part of these interim financial statements


                            ASDAR GROUP
                   (A Development Stage Company)

             INTERIM STATEMENTS OF OPERATIONS (continued)

                            (Unaudited)


                                                               nine                nine               Cumulative
                                                               months              months             from January
                                                               ended               ended              1, 1996 to
                                                               September 30,       September 30,      September 30,
                                                               2001                2000               2001

EXPENSES
        Litigation settlement                                   $        -         $          -      $     2,291,070
        Management and consulting fees                             310,371                7,340              818,940
        General and administrative                                 284,800              318,644              559,946
        Professional fees                                          131,600                    -              434,661
        Software development costs                                       -              686,600              737,300
        Write-down of interest in oil and gas properties         1,046,633                    -            1,046,633
                                                                 ---------          -----------       --------------
NET LOSS FOR THE PERIOD                                         $1,773,404         $  1,012,584      $     5,888,550
                                                                 =========          ===========       ==============



BASIC NET LOSS PER SHARE                                        $      0.16        $       0.24
                                                                 =========          ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                       11,240,994           4,217,696
                                                                 =========          ===========

The accompanying notes are an integral part of these interim financial statements.


                            ASDAR GROUP
                   (A Development Stage Company)

                 INTERIM STATEMENTS OF CASH FLOWS

                            (Unaudited)


                                                                       nine                nine               Cumulative
                                                                       months              months             from January
                                                                       ended               ended              1, 1996 to
                                                                       September 30,       September 30,      September 30,
                                                                       2001                2000               2001
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                                    $   (1,307,723)       $  (1,012,584)      $  (5,888,550)
        Adjustments to reconcile net loss to net cash
         from operating activities:
        - fees and services paid for with common shares                   330,122              290,300             766,222
        - interest paid for with common shares                                  -                2,250               2,250
        - software development costs paid for with common shares                -              600,000             600,000
        - write-down of interest in oil and gas properties              1,046,633                    -           1,046,633
        - other non-cash expenses                                               -                    -           2,502,381
                                                                         (396,649)            (120,034)           (971,064)

        - net changes in working capital items                             46,719               19,871             263,224

CASH USED IN OPERATING ACTIVITIES                                        (349,930)            (100,163)           (707,840)


CASH FLOWS FROM INVESTING ACTIVITIES
        Oil and gas property acquisitions                                (312,659)                   -            (364,292)


CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds on sale of common stock                                   175,000                    -             175,000
        Net proceeds from common stock subscriptions                      658,000                    -             658,000
        Net advances (to) from related parties                           (127,316)             101,600            (131,717)
        Advances receivable                                                55,000                    -             475,000

CASH FLOWS FROM FINANCING ACTIVITIES                                      760,684              101,600           1,176,283

INCREASE IN CASH                                                           98,095                1,437             104,151

CASH, BEGINNING OF PERIOD                                                   6,056                  708                   -

CASH, END OF PERIOD                                                $      104,151        $       2,145       $     104,151



OTHER NON-CASH TRANSACTIONS:

During the current period the Company issued 50,000 common shares to a significant shareholder at $.585 per share for a finder's fee relating to the acquisition of the Harvester Property.

The accompanying notes are an integral part of these interim financial statements.

                            ASDAR GROUP
                  (A Development Stage Company)
               NOTES TO INTERIM FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2001
                           (Unaudited)


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

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has not generated any revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in developing its business. The Company to continue as a going concern and realize the carrying value of oil and gas properties is dependent upon the successful development and commercialisation of these properties, raising additional capital, and ultimately on generating future profitable operations.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Under the full cost method of accounting as set forth by the U.S. Securities and Exchange Commission, the costs capitalized in each cost center, net of future income taxes and provisions for site restoration costs, are limited to an amount equal to the present value of future net revenues from proven reserves discounted at 10%, plus the lower of cost or estimated fair market value of unproved properties.

The Company's oil and gas properties are currently classified as unproven, and accordingly, a reserve-based estimate of future cash flows is note applicable at this time. The carrying values of unproven interests are assessed annually or as economic events dictate, for potential impairment.

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

Income taxes

The Company follows the liability method of accounting for income taxes.
Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2001 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

Net Loss per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is only of basic loss per share as the potentially dilutive factors are anti-dilutive to basic loss per share.

Recent Accounting Pronouncements

On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998. The Company has determined that the implementation of this standard does not have a material impact on its financial statements.

NOTE 3 - INTEREST IN OIL AND GAS PROPERTIES

Harvester Property, California, USA:

On February 26, 2001, the Company acquired a 50% working interest in the Harvester Prospect, located in the San Joaquin Basin in Kings County, California from International Brooks Petroleum Ltd. To date the Company has paid a total of $344,909 on a well re-entry program. All future costs will be split 50/50 between the Company and International Brooks Petroleum Ltd. The re-entry drilling program was completed in July, 2001 to a total depth of 14,242 feet. Subsequent logging of the well identified two primary and five secondary completion targets. The Company received a cash call for $269,647 as its share of completion costs for the well and this amount was advanced on October 10, 2001.

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

The LAK Ranch Oil Project consists of a steam assisted gravity drainage ("SAGD") production well and surface facilities which has been developed by Derek Resources Corporation ("Derek") pursuant to an option agreement dated September 27, 1997 between a predecessor optionor and Derek. The option agreement provided, amongst other terms, that Derek could acquire a 75% interest in the project by developing a SAGD well pair and surface facility and fund the initial start up operations for six months at a budgeted cost of $3,500,000. As at September 30, 2001, the project was substantially complete, however Derek has incurred substantial cost overruns of approximately $4,200,000. Derek asserted a contractual right to collect 25% of this cost overrun from the Company which the Company disputed. As a result, Derek commenced foreclosure proceedings on the Company's 25% interest in the property which the Company disputed. The matter was subject to various legal proceedings that were to be heard before the Wyoming court on October 31, 2001. However, on October 19, 2001 a litigation settlement was reached between the Company and Derek. Refer to Note 6.

As a result of the settlement the Company received a 0.7% gross overriding royalty interest in the property in exchange for its 25% interest and certain other considerations. At September 30, 2001 the Company has written down the carrying value of its interest in the LAK Ranch Project to the estimated net realizable value resulting in a loss of $1,046,633.

NOTE 4 - CAPITAL STOCK

The Company's capitalization is 50,000,000 common shares with a par value of $0.001 per share.

During the quarter ended September 30, 2001 the Company issued a total of 434,458 shares at a price of $.375 per share to certain directors and officers in payment for management and consulting fees totalling $162,922.

During the quarter ended September 30, 2001 the Company received $3,000 towards the issuance of 6,000 units at a price of $0.50 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase an additional share at a price of $0.60 per share for eighteen months. These shares have not yet been issued.

During the quarter ended September 30, 2001 the Company received $25,000 towards the issuance of 1,000,000 units at a price of $0.30 per unit for gross proceeds of $300,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase and additional share at a price of $0.35 per share for one year. The balance of $275,000 was received on October 12, 2001 and the 1,000,000 shares were issued.

During the quarter ended June 30, 2001 the Company issued a total of 50,000 shares to a significant shareholder in payment for a finders fee in connection with the acquisition of the Harvester Property. These shares were valued at $0.585 per share or $29,250.

During the quarter ended June 30, 2001 the Company received $175,000 towards the issuance of 350,000 units at a price of $.50 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase an additional share at a price of $0.60 per share for eighteen months. These shares were issued on July 12, 2001.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2001 the Company incurred management fees of $42,000 to directors.

During the quarter ended September 30, 2001 the Company incurred consulting fees of $7,800 to private companies controlled by a significant shareholder.

At September 30, 2001 an amount of $178,487 is owing from 2U Online.com, Inc. and its subsidiary, a public company with a director in common, and an amount of $112,904 is owing to directors and a company controlled by a significant shareholder.

Refer to Notes 3 and 4.

NOTE 6 - LITIGATION SETTLEMENT

On October 19, 2001, the Company entered into an agreement with Derek Resources Corporation to settle the existing litigation commenced in Wyoming with respect to the LAK Ranch Property. The basis upon which each Company have agreed to settle the litigation include the following:

The Company and Derek will agree to discontinue their respective court actions commenced in the State of Wyoming with respect to the LAK Ranch Property.

The Company will release the lis pendens filed against the Property and will quit claim to Derek all of its right, title and interest in the Lak Ranch Property.

Derek will grant to Asdar a 0.70% (.7 of 1%) proportionate, reducible, Gross Overriding Royalty over all of Derek's interest in the Property. The Royalty is to be retroactive to the commencement of production from the Property.

If Derek sells any or all interest in the LAK Ranch Property, it will pay to Asdar, subject to adjustments, 7.5% of the net sales proceeds on the first $7,500,000 and 1% on any balance over and above $7,500,000, subject to a $50,000 payment to Derek for reimbursement of legal costs.

NOTE 7 - FINANCINGS

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

In addition, the Prospectus will qualify for sale an offering of 1,000,000 common shares subscribed for at $0.70 per share and 1,000,000 common shares underlying warrants at $0.75 per share. These shares may be offered for sale by selling security holders directly to the public.

In addition, the Prospectus relates to an offering of 350,000 common shares subscribed for at $0.50 per share and 1,000,000 common shares underlying warrants at $0.60 per share. These shares may be offered for sale by selling security holders directly to the public.

The Form SB-2 is still subject to completion.

NOTE 8 - SUBSEQUENT EVENT

In November, 2001, outstanding debt in the amount of $158,500 was settled through the issuance of 528,333 shares of the Company's $.001 par value common stock. The debt was comprised of a $100,000 loan made to the Company and $58,000 owing for services performed and expenses incurred on behalf of the Company.


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

Our Business. The company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The company underwent a name change to Asdar Group on December 10, 1997. The company was dormant from 1991 to 1996 and currently has no revenue generating operations. In accordance with SFAS #7, the company is considered a development stage company since January 1, 1996. At September 30, 2001 the Company had a working capital of $159,544 and has been dependent on directors and certain shareholders for financing.

Liquidity and Capital Resources.        For the period ended September 30,
2001, we had total assets of $2,171,799, including cash resources of $104,151, taxes recoverable of $711, $12,812 in prepaid expenses and $178,487 due from related parties. We also had $941,909 invested in oil and gas properties, which is represented $341,909 for the Harvester Property and $600,000 for the LAK Ranch Property. The LAK Ranch Property was the subject of legal proceedings as at September 30, 2001. However, on October 19, 2001, Asdar Group and Derek Resources Corporation settled their litigation on the LAK Ranch Property. For further information, see Part II - Other Information,
Item I, Legal Proceedings & Settlement. The cash and equivalents constitute our present sources of liquidity.

At September 30, 2001, we had current liabilities of $136,617 which was represented by $23,713 in accounts payable and accrued liabilities and $112,904 due to related parties. At September 30, 2001, we had total current assets of $296,161. At September 30, 2001, current assets exceeded current liabilities by $159,544.

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

Results of Operations. The Company has not yet realized any significant revenue from operations to date. Loss from operations increased from US$181,266 in the third quarter of 2000 to US$1,307,723 in the third quarter of 2001. This increase in the loss was largely due to a write-down of LAK Ranch property to reflect a more accurate net realizable value of the 0.07% Gross Overriding Royalty acquired in the settlement with Derek Resources Corporation, as opposed to the 25% working interest previously held. The cash and equivalents constitute the Company's present internal sources of liquidity. Because the Company is not generating any significant revenues, the Company's only external source of liquidity is the sale of its capital stock.

Our Plan of Operation for the Next Twelve Months.   The Company will continue
to arrange equity financings over the next twelve months to satisfy its working capital requirements.

We will require additional cash to implement our business strategies, and for payment of increased operating expenses. We anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern. Such additional capital may be raised through additional public or private financings, as well as borrowing and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of securities could result in dilution to our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next twelve months, we may be required to curtail our operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets. For further information, see Part II - Other Information, Item I, Changes in Securities.

We do not anticipate any significant research and development within the next twelve months, nor do we anticipate that we will lease or purchase any
significant equipment within the next twelve months.   We do not anticipate a
significant change in the number of our employees within the next twelve months.

ITEM 3. Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

Property and
Cash Equivalents   September 30, 2000   December 31, 2000   September 30, 2001
----------------   ------------------   -----------------   ------------------
Total                    $2,145              $6,056              $104,151


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

The Tech Agreement calls for the Company to issue two million (2,000,000) shares of the company's $.001 par value common stock (issued) with Rule 144 Restrictions and to fund two hundred thousand ($200,000) dollars in Canadian Funds for ongoing development costs, and the Tech Agreement calls for Xntrik Enterprises Ltd. to design and develop the software and for Tek Master Ltd. to design an interface for an administrative toolkit to manage clients. This project has been put on hold and the Company does not intend to revive this software development.

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

For further details on the LAK Ranch Oil Project, refer to Part II, Item I, Legal Proceedings and Settlement.

Harvester Property

On February 26, 2001, the Company signed a "Working Interest Agreement" with International Brooks Petroleum Ltd. ("IBP") whereby Asdar acquired a 50% working interest in a property described as the E/2 of Section 24, All of
Section 25, and the NE/4 of Section 36 all located within Township 23 South, Range 21 East, mount Diablo Base And Meridian, Kings County, California (the "Property") containing 1,120 acres more or less. Asdar acquired this interest for a total payment to IBP of $312,659 USD, to be spent on a re-entry program on the Harvester #1-25 well. The well is located northeast of the East Lost Hills deep gas discovery. After the initial $300,000 is spent, future costs will be split 50/50 between the Company and IPB. A Finders Fee of 50,000 shares of the Company's common stock with rule 144 restrictions was issued to May Joan Liu on April 4, 2001 with respect to this acquisition.

On July 10, 2001, the Company's re-entry program on the Harvester #I-25 in Bakersfield, California commenced. As of August 1, 2001 the Operator had penetrated the well bore of the Harvester # I-25 well to a total depth of 14,242 feet. Logging of the Temblor, Vedder, Kreyenhagen and Vaqueros formations was performed by Halliburton Energy Services in Houston, Texas using Halliburton's RMT Elite through the pipe logging tool. The subsequent report indicated 486 feet of gross pay identified with 250 feet of net pay as shown below:

ZONE               DEPTH (ft)         GROSS PAY       NET PAY
--------           -------------      ---------       -------
Temblor            11,690-11,750          60            22
Temblor            12,080-12,148          68            37
Vedder             12,974-13,052          78            46
Vedder             13,148-13,206          58            48
Vedder             13,264-13,360          96            74
Vaqueros           13,745-13,794          49            15
Kreyenhagen        14,016-14,093          77             8


The Company conducted a review of the Analysis with its technical staff and determined the completion program for the well. The estimated completion costs for the well are $539,295.00. On October 10, 2001 the Company advanced its 50% share of these costs or $269,647.50 to the Operator and the next stage in the program began on October 15, 2001. This will involve perforation of the well casing and testing to determine the flow rates that can be achieved. The primary target for perforation and testing is the interval 13,264 -13,360 located in the Vedder formation. The target is contained in clean productive gas sand, which exhibits a porosity ranging between 18 and 22%. Anticipated high pressures in this first target will be accounted for in the design of the perforation and testing model. Anticipated production in this first target is gas with associated natural gas liquids. The secondary zone of interest is located in the interval 11,690 -11,750 in the Temblor formation. The target is contained in clean productive gas sand, which exhibits a porosity ranging between 18% and 23%. Anticipated production in this second target is gas with associated natural gas liquids. This second and subsequent targets will be completed after the results are obtained from the test of the first target.

PART II - OTHER INFORMATION

Item 1. Changes in Securities.

(a) On July 11, 2001 the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission. The preliminary prospectus which was filed as part of this Registration Statement relates to an offering of a maximum of 2,500,000 Units (1,500,000 Series A Units and 1,000,000 Series B Units) which are being sold on a "best efforts basis" in units (the "Units"), each Unit consisting of one common share, $0.001 par value per share (the "Shares") and one redeemable common share purchase warrant (the "Unit Warrants"). The Unit Warrants are detachable upon issuance and will trade separately after being detached.

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

In addition, the Prospecutus relates to an offering of 350,000 common shares subscribed for at $0.50 per share and 1,000,000 common shares underlying warrants at $0.60 per share. These shares may be offered for sale by Selling Securityholders directly to the public.

The Form SB-2 is currently subject to completion.

(b) On July 12, 2001 the Company received Subscription Agreements for $0.50 units in the names and amounts as follows:

      Cheung Shui Kwong                300,000 units          $   150,000 US
      Yu-Chi Lin                        10,000 units          $     5,000 US
      Foo Tsang Chan                    10,000 units          $     5,000 US
      King Guey Enterprises Ltd.        30,000 units          $    15,000 US
                                       350,000 units          $   175,000 US

The Company received the funds in full from the above mentioned Subscriptions and has issued the shares. Each unit is comprised of one share of the Company's $0.001 par value common stock and one share purchase warrant entitling the holder to purchase an additional share of the Company's $0.001 par value common stock at a purchase price of $0.60 per unit for a period of eighteen months.

(c)On July 12, 2001 the Company received one Subscription Agreement from George Bowler for the purchase of 6000 units @ $0.50 per unit for proceeds of $6000 US. The Company has received the funds from this Subscription and as yet has not issued the shares. Each unit is comprised of one share of the Company's $0.001 par value common stock and one share purchase warrant entitling the holder to purchase an additional share of the Company's $0.001 par value common stock at a purchase price of $0.60 per unit for a period of eighteen months.

(d)On August 15, 2001, the Company issued to the individuals and entities listed below shares for debt settlement, in the amount of $162,922. The accrued debt was comprised of $81,250 in salaries, $11,672 in payments made on behalf of the Company and $70,000 for outside professional & consulting services performed for the Company. The shares were issued at $0.375 per share, equivalent to a 25% discount to the 4-day average market price of $0.50 per share.

Robert Waters                              133,333 shares
Robert Klein                                53,333 shares
Joseph Beyrouti                             61,125 shares
Robert Nagy                                 53,333 shares
John MacAskill                              66,667 shares
Weissgeld Capital Group Ltd.       (1)      66,667 shares
----------------------------               --------------
Total                                      434,458 shares


(1)Weissgeld Capital Group Ltd. is a Company controlled by Robert Klein, a director of Asdar Group.

Item 2. Legal Proceedings & Settlement

The LAK Ranch Oil Project consists of a steam assisted gravity drainage ("SAGD") production well and surface facilities which has been developed by Derek Resources Corporation ("Derek") pursuant to an option agreement dated September 27, 1997 between a predecessor optionor and Derek. The option agreement provides, amongst other terms, that Derek could acquire a 75% interest in the project by developing a SAGD well pair and surface facility and fund the initial start up operations for six months at a budgeted cost of $3,500,000. As at September 30, 2001, the project was substantially complete, however Derek has incurred substantial cost overruns of approximately $4,200,000. Derek is asserting a contractual right to collect 25% of this cost overrun from the Company which the Company has disputed.

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

On May 4, 2001, Derek filed a motion in the District Court of the Sixth Judicial District for Wyoming requesting a partial summary judgment in its favor against the Company, whereby Derek is seeking court approval that it has acquired a 75% interest in the LAK Ranch Oil Project.

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

On July 25, 2001, Derek filed a motion to cancel the lis pendens notice of claim established in favor of the Company. A hearing was held on July 31, 2001 whereby the Company vigorously opposed this motion. On August 1, 2001 the court ruled in favor of the Company and denied Derek's motion.

On September 18, 2001, a mediation hearing was scheduled to take place in
Casper, Wyoming between the    two parties and a mutually acceptable mediator.
The hearing had to be cancelled as a result of flight interruptions in the aftermath of the World Trade Center disaster.

The Company has not included any amount due to Derek in accounts payable pending the outcome of the litigation. Derek claims that the amount due from Asdar for its proportionate share of costs is$1,044,800.

A date had been set for October 31, 2001 to hear all the various motions before the court, however on October 19, 2001, an agreement was reached with Derek to settle the existing litigation on the LAK Ranch Property. The basis upon which each Company have agreed to settle the litigation is as follows:

* Asdar and Derek will agree to discontinue their respective court actions commenced in the State of Wyoming with respect to the LAK Ranch Property.

* Asdar will release the lis pendins filed against the Property and will quit claim to Derek all of its right, title and interest in the Property.

* Derek will grant to Asdar a 0.70% (.7 of 1%) proportionate, reducible, Gross Overriding Royalty over all of Derek's interest in the Property. This equates to $0.1575 per barrel based on a price of $22.50 per barrel.

* Payment of the Royalty is to be retroactive to the commencement of production.

* If Derek sells any or all interest in the LAK Ranch Property, it will pay to Asdar, subject to adjustments, 7.5% of the net sales proceeds on the first US$7,500,000 and 1% on any balance over and above US$7,500,000.

Both Derek and Asdar have instructed their respective U.S. counsel to prepare the necessary documentation to effect the settlement terms.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

A. Security Ownership of Management

The following table sets forth information as of September 30, 2001, with respect to the ownership of the Company's Common Stock by each director and by all officers and directors as a group.

Name of                         Address of                         Amount of Shares      % of Outstanding
Beneficial Holder               Beneficial Holder                  Beneficially Owned    Common Stock

Robert Waters                   945 Marine Drive, Suite 911             133,333              1.11%
West Vancouver, BC V7T 1A8

Robert Klein                    4540 Woodgreen Place                     53,333              0.44%
West Vancouver, BC V7S 2S6

Weissgeld Capital               409 Granville Street, Suite 304
Group Ltd.(1)                   Vancouver, B.C. V6C 1T2                  66,667              0.55%

All directors and Officers as a group (2 people)                        253,333              2.11%

 (1) Weissgeld Capital Group Ltd. is controlled by Robert Klein.


B. Security Ownership of Certain Beneficial Holders of ten percent or more

Amount and Nature
Title of Class        Name of Beneficial Owner              of Beneficial Owner      Percent of Class

Common Stock          2U Online.com, Inc.                        5,000,000 (1)           41.68%
                      1288 Alberni Street, Suite 806
                      Vancouver, BC  V6E 4N5

Common Stock          Tek Master Ltd.                            2,000,000 (2)           17.83%
                      1239 West Georgia Street, Suite 3004
                      Vancouver BC  V6E 4R8

(1) The shares issued to 2U Online.com, Inc. was for the acquisition of the LAK Ranch Oil Project. 2U Online.com, Inc. is a public company whose shares are traded on NASDAQ OTC Pink Sheets.

(2) The shares issued to Tek Master Ltd. was for the development of the scalable server platform.

C.Subsequent Changes in Securities

On October 17, 2001 the Company received Subscription Agreements for $0.30 units in the names and amounts as follows:

  Compte De Sierge Accomodative Corporation       650,000 units   $ 195,000 US
  Stephen Liu                                     350,000 units   $ 105,000 US
                                                1,000,000 units   $ 300,000 US


The Company received a deposit of $25,000 US on September 30, 2001 towards the purchase of these units and the balance of funds, being $275,000 in October, 2001for the above mentioned Subscriptions and has issued the shares. Each unit is comprised of one share of the Company's $0.001 par value common stock and one share purchase warrant entitling the holder to purchase an additional share of the Company's $0.001 par value common stock at a purchase price of $0.35 per unit for a period of one year. A 10% finder's fee was paid in cash to May Joan Liu in connection with this private placement.

On November 8, 2001, the Company settled $158,500 of outstanding debt through the issuance of 528,333 shares of the Company's $.001 par value common stock. The debt was comprised of a $100,000 loan made to the Company and $58,500 owing for services performed and expenses incurred on behalf of the Company.

ITEM 6. EXHIBITS, AND REPORTS ON FORM 8-K

 None.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Registration Statement on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on November 12, 2001.

Asdar Group
a Nevada corporation

By:      /s/ Robert Waters
             ------------------
             Robert Waters

Its:         President