Form 10KSB
period 2001-12-31
ASDAR GROUP INC
filed 2002-04-16
CIK 746631

Draft April 11, 2002
                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2001

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

                             888-488-6882
         (Registrant's Telephone Number, Including Area Code)

        Securities registered under Section 12(b) of the Act:

                         Title of Each Class
                         to be so Registered:

                                 None

                    Name of Each Exchange on which
                   Each Class is to be Registered:

                                 None

        Securities registered under Section 12(g) of the Act:

                    Common Stock, Par Value $.001
                           (Title of Class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes X     No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $ 0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of December 31, 2001, there were 13,724,498 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):  Yes   No

                             ASDAR GROUP
                         A Nevada corporation

Index to Registration Statement on Form 10-KSB

ITEM NUMBER and CAPTION                                                   PAGE

PART I.

1.  Description of Business.............................................4 to 7

2.  Description of Property..................................................8

3.  Legal Proceedings........................................................8

4.  Submission of Matters to a Vote of Security Holders......................9

5.  Market Price for the Asdar Group's Common Equity and Related
    Stockholders Matters.....................................................9

6.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations...................................................10

7.  Financial Statements............................................F-1 - F-12

8.  Changes in and Disagreements with Accountants...........................11

9.  Directors, Executive Officers, Promoters and Control Persons............11

10. Executive Compensation - Remuneration of Directors and Officers.........12

11. Security Ownership of Certain Beneficial Owners and Management..........13

12. Certain Relationships and Related Transactions..........................13



EXHIBITS

    Index to Exhibits

    Exhibits                                                               E-1

SIGNATURES

THIS REPORT ON FORM 10-K IS FOR THE PERIOD ENDING DECEMBER 31, 2001. THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN APRIL 2002. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF DECEMBER 31, 2001. ASDAR GROUP HAS INCLUDED A SECTION BELOW ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO DECEMBER 31, 2001.

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Our Background. Asdar Group was formed under the laws of the State of Nevada on November 29, 1983 under the name Venture Group, Inc. On February 11, 1986, Asdar Group filed an amendment to the Articles of Incorporation changing the corporate name to Asdar Corporation. On December 11, 1987, another amendment to the Articles of Incorporation was filed changing the corporate name to Asdar Group. On February 18, 2001, Asdar Group filed a Certificate of Reinstatement with the Secretary of State of Nevada.

Asdar Group was originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Nevada. Asdar Group, under former management, from its inception in 1983 to 1986, was engaged primarily in the acquisition of controlling equity positions in companies experiencing financial or operating difficulties. During 1985 and 1986, Asdar Group sold its equity positions in these companies.

Asdar Group, under former management, in 1987, announced its Registration Distribution Program, which was designed to assist privately-owned companies in becoming publicly held. As a result of a regulatory review in 1988, certain changes were required to be made to the program which former management deemed to be impracticable and all efforts in this business were terminated in 1990.

Our Business. Asdar Group was inactive and a shell corporation from 1991 to December 1995, when the company began the process of identifying potential business interests, including, but not necessarily limited to, interests in the "Internet E-Commerce". In this regard, on March 8, 2000, Asdar Group signed a Technology Development Agreement with TekMaster Ltd., a British Columbia corporation, and with Xntrik Enterprises Ltd., a British Columbia corporation (the "Tech Agreement"), to fund development of a Scalable Server Platform. The Tech Agreement called for Asdar Group to issue two million (2,000,000) shares of the company's $.001 par value common stock with Rule 144 Restrictions and to fund two hundred thousand ($200,000) dollars in Canadian Funds for ongoing development costs. The Tech Agreement also called for Xntrik Enterprises Ltd. to design and develop the software and for Tek Master Ltd. to design an interface for an administrative toolkit to manage clients.

Asdar Group spent U.S. $106,585 to develop the scalable server platform. However, with the sharp decline in the Internet industry, Asdar Group decided to abandon the project. The costs associated with this project were expensed.

The Wyoming Property. During the time Asdar Group was reconsidering its Internet-related activities, it decided to pursue oil and gas interests. In that regard, on September 20, 2000, Asdar Group signed an Asset Purchase and Sale Agreement with 2U Online.com, Inc. ("2U"), a Delaware corporation, whereby Asdar Group acquired all of 2U's working interest to the oil and natural gas rights on a Wyoming Property located in the Powder River Basin of eastern Wyoming (the "LAK Ranch") for five million (5,000,000) shares of Asdar Group's $0.001 par value common stock. On October 13, 2000, the Assignment of Working Interest in Oil and Gas Lease was filed in the Offices of County Clerk for Weston County, Wyoming, whereby 2U's 25% working interest in the Wyoming Property was transferred and assigned to the Asdar Group and Asdar Group issued to 2U five million (5,000,000) shares of its $0.001 par value common stock with Rule 144 restrictions. The LAK Ranch Project was introduced to Asdar Group by May Joan Liu, now a consultant to Asdar Group, after Asdar Group's management expressed an interest in acquiring a viable oil and gas venture. May Joan Liu received a finders fee of 475,000 shares of Asdar Group's $0.001 par value common stock and Steve Nemergut, former President and a Director of Asdar Group, received a finders fee of 25,000 shares of Asdar Group's $0.001 par value common stock.

The LAK Ranch Oil Project is located four miles south of the town of Newcastle in Wyoming's prolific oil producing Powder River Basin. Previous exploration activities at the LAK Ranch have been headed up by Texaco, Conoco, Parent Oil, Mapco and Surtek (previously Exoil Services). The LAK Ranch has no proven oil reserves.

Pursuant to an agreement dated September 24, 1997, Derek Resources Corporation acquired an option to earn a 75% interest in the LAK Ranch oil property in Wyoming by incurring certain expenditures to develop a
(SAGD) pilot plant on the Property and by making certain option payments. In 1998, Derek completed preliminary site investigation, engineering and confirmation drilling on the Property. The data returned indicated that a SAGD project was viable for the property.

Derek commenced the drilling and installation of the first SAGD well pair on the LAK Ranch property June 22, 2000 and by August of 2000 the well pair had been successfully installed. During the remainder of 2000, Derek continued working on construction of the SAGD plant and in January 2001, announced that final installation and assembly procedures, including fabrication, welding, electrical and instrument component installation and equipment testing were nearing completion. Further, a 33,000 foot long four-inch natural gas pipeline was installed to the site and the completed sections successfully pressure tested. In March 2001, Derek announced that steam generation and injection to its SAGD well pair had commenced.

During December 2000 and January 2001, a dispute arose between the Asdar Group and Derek concerning Derek's expenditures and operations under a September 24, 1997, Option Agreement addressing development of a pilot SAGD oil recovery plant on the LAK Ranch site. The parties were unable to agree about Derek's decision to incur certain expenses for the LAK project in light of the terms of the Option Agreement. Derek also asserted certain demands for payment concerning its development of the LAK Ranch site project which Asdar Group felt were inconsistent with the terms of the Option Agreement. Derek ultimately asserted a purported right to foreclose a lien against Asdar Group's interest in the LAK property and Asdar Group disagreed and disputed the legality of Derek's lien assertions and activities. As a result, the Asdar Group filed a lawsuit against Derek in Wyoming District Court in Weston County, Wyoming requesting an accounting by Derek of its expenditures and seeking other relief.

On October 19, 2001, an agreement was reached with Derek to settle the existing litigation on the LAK Ranch Property. The settlement is as follows:

- Asdar and Derek will agree to discontinue their respective court actions commenced in the State of Wyoming with respect to the LAK Ranch Property.

- Asdar will release the lis pendens filed against the property and will quitclaim to Derek all of Asdar Group's right, title and interest in the property.

- Derek will grant to Asdar a 0.70% (.7 of 1%) proportionate, reducible, Gross Overriding Royalty over all of Derek's interest in the property. This equates to $0.1575 per barrel based on a price of $22.50 per barrel.

- Payment of the royalty is to be retroactive to the commencement of production.

- If Derek sells any or all of its interest in the LAK Ranch Property, it will pay to Asdar, subject to adjustments, 7.5% of the net sales proceeds on the first US$7,500,000 and 1% on any sums over US$7,500,000.

As a result of the settlement, Asdar Group has written down the carrying value of its interest in the LAK Ranch property to the estimated net realizable value (US$300,000), resulting in a loss of $1,346,633.

The California Property. On February 26, 2001, Asdar Group signed a Working Interest Agreement with International Brooks Petroleum Ltd. whereby Asdar Group acquired a 50% working interest in a property described as the E/2 of Section 24, all of Section 25, and the NE/4 of
Section 36 all located within Township 23 South, Range 21 East, mount Diablo Base And Meridian, Kings County, California containing 1,120 acres more or less. Asdar Group acquired this interest for a total payment to International Brooks Petroleum Ltd. of $312,659 USD, to be spent on a re-entry program on the Harvester #1-25 well. The well is located northeast of the East Lost Hills deep gas discovery. After the initial $300,000 is spent, future costs will be split 50/50 between Asdar Group and International Brooks Petroleum Ltd. A finders fee of 50,000 shares of Asdar Group's common stock with rule 144 restrictions was issued to May Joan Liu on April 4, 2001 with respect to this acquisition.

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

ZONE                      DEPTH (ft)       GROSS PAY     NET PAY
----------              -------------      ---------     -------
Temblor                 11,690-11,750          60          22
Temblor                 12,080-12,148          68          37
Vedder                  12,974-13,052          78          46
Vedder                  13,148-13,206          58          48
Vedder                  13,264-13,360          96          74
Vaqueros                13,745-13,794          49          15
Kreyenhagen             14,016-14,093          77           8

Asdar Group conducted a review of the analysis with its technical staff and determined the completion program for the well. The estimated completion costs for the well were $539,295.00. On October 10, 2001 Asdar Group advanced its 50% share of these costs or $269,647.50 to the operator and the next stage in the program began on October 15, 2001. This involved perforation of the well casing and testing to determine the flow rates that can be achieved. The primary target for perforation and testing was the interval 13,264 -13,360 located in the Vedder formation. The target is contained in clean productive gas sand, which exhibits a porosity ranging between 18 and 22%. This target was successfully perforated and the well was swabbed for four hours on November 27, 2001. Additional swabbing, using a more economical swabbing rig is required for the perforated interval and has been postponed until the second zone is perforated.

The secondary zone of interest is located in the interval 11,690 -11,750 in the Temblor formation. The target is contained in clean productive gas sand, which exhibits a porosity ranging between 18% and 23%. This target was successfully perforated and to December 18, 2001, 687 barrels of fluid were recovered. The well continued to flow on its own with gas cut fluids. The operator recommended that the well be shut in until the beginning of 2002.

During the shut down period, Asdar Group was invoiced for cost overruns on the project to December 31, 2001 in the amount of $50,995 and given a further cash call for $34,870 for more completion costs. Asdar Group requested a full accounting for the project to make a determination on the cause of cost overruns and on participating in further expenditures on the well. Asdar Group asked for certain documentation to confirm expenditures on the project to date. Although the operator has provided certain documentation with respect to expenditures, it is Asdar Group's position that the information provided is insufficient to make a proper determination. Until Asdar Group is provided with additional information requested from the operator, it does not consider itself to be in default of its obligations under the agreement. However, due to the present impairment, Asdar Group has written down its investment to date in the Harvester Property to a nominal value of $1, resulting in a loss of $662,550.

Employees. At December 31, 2001, Asdar Group had 2 full time employees other than its officers.

The Following are Material Subsequent Events (Occuring after December
31, 2001).

ACGT Corporation Agreement. By assignment and agreement dated January 11, 2002 and subsequent amendments, Asdar Group acquired the right to purchase 31.6% of Toronto-based Biotechnology Company, ACGT Corporation, with the ability to acquire a further interest as warranted by the developments of ACGT. Asdar Group has purchased the rights, title and interest in this transaction from third parties in exchange for the issuance of 8,000,000 restricted shares of Asdar Group. Asdar Group has committed to provide ACGT with US$5,000,000 over an 8 month period for corporate development and working capital within ACGT's three divisions

ACGT has been providing DNA Synthesis as well as DNA Sequencing Services in its DNA Technology Services Division since its inception in 1995, and has grown to become a leader in the DNA service industry in Canada. ACGT's DNA Services segment currently has revenues of approximately $750,000 and has experienced annual growth in excess of 30%. Rapid DNA technology development continues to drive strong demand for ACGT's DNA Services business.

In ACGT's DNA Diagnostic Products Division, ACGT is developing a multifunctional diagnostic instrument system known as MFD System Ware
(TM). This system utilizes ACGT's patented DNA/RNA analysis methods to detect disease-causing micro-organisms at a molecular level. MFD System Ware(TM) consists of proprietary equipment and supporting software, test columns and test kits. The system provides detection sensitivity, accuracy, cost-effective price and operational simplicity.

In ACGT's Gene Therapy Division, products include Gene Therapy
Methodology, Gene Therapy Kits (for each disease) as well as Gene
Therapy clinical treatment.

The first advance of funds to ACGT was made on February 18, 2002 (refundable deposit) and Asdar Group has attempted to complete its due diligence review of ACGT Corporation prior to the next payment date of March 8, 2002. Asdar Group did not receive the requested information from ACGT Corporation to complete its due diligence process by March 8, 2002 and, therefore, did not make another payment. At present, Asdar Group is in the process of re-negotiating the agreement with ACGT Corporation and ACGT has returned the deposit.

Name Change. Asdar Group has filed a Schedule 14C information statement and is in the process of filing other necessary documentation to change its name to "Precise Life Sciences Ltd." The new name is to reflect the new direction of Asdar Group into the biomedical field.

Directorship Changes.. On January 16, 2002, Ferdinand Marehard resigned as director, secretary and treasurer.

On January 16, 2002, Robert Klein, a director, was appointed secretary and treasurer.

On January 16, 2002, Dr. Hai Shiene Chen, founder of ACGT Corporation, was appointed a director.

On March 4, 2002, Robert Waters resigned as president of Asdar Group, remaining as a director.

On March 4, 2002, Conrado Beckerman was appointed director and president of Asdar Group.

On March 11, 2002, Dr. Hai Shiene Chen tendered his resignation as director and on March 26, 2002, Asdar Group accepted his resignation.

None of the resignations above were the results of any dispute with Asdar Group. The resignation of Dr. Hai Shiene Chen was necessary to avoid any conflicts of interest during the re-negotiation of the ACGT agreement.

ITEM 2.   DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Asdar Group held the following property in the following amounts:

Property                December 31, 2001       December 31, 2000
Cash and equivalents    US $28,266              US $6,056

Asdar Group defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. Asdar Group does not presently own any interests in real estate. Asdar Group does not presently own any inventory or equipment.

Facilities. Asdar Group does not own any real or personal property. Prior to August 1, 2000, Asdar Group's President provided office space. However, as of August 1, 2000, Asdar Group has leased 1250 sq. ft of.office space from Holm Investments Ltd. at $2,050.00 per month for a period of 3 years. Asdar Group also pays Holm Investments Ltd. $800.00 per month for office and secretarial services. Asdar Group's principal corporate offices are located at 1239 West Georgia Street, Suite 3004, Vancouver, BC V6E 4R8.

ITEM 3.   LEGAL PROCEEDINGS.

The Wyoming property consists of a steam assisted gravity drainage ("SAGD") production well and surface facilities which has been developed by Derek Resources Corporation ("Derek") pursuant to an option agreement dated September 27, 1997 between a predecessor optionor and Derek. The option agreement provides, amongst other terms, that Derek could acquire a 75% interest in the project by developing a SAGD well pair and surface facility and fund the initial start up operations for six months at a budgeted cost of $3,500,000. As at September 30, 2001, the project was substantially complete, however Derek has incurred substantial cost overruns of approximately $4,200,000. Derek is asserting a contractual right to collect 25% of this cost overrun from Asdar which Asdar disputed.

On March 12, 2001, Derek filed a Notice of Intention to Foreclose in the District Court, Weston County, State of Wyoming for the alleged failure of Asdar to pay its share of costs of developing the LAK Ranch Oil Project of approximately $700,000. Asdar has denied any liability for these costs which represent huge cost overruns by Derek in developing the SAGD pilot plant for which a proper accounting has not been provided by Derek to date. Asdar filed a Complaint and Request for Injunctive Relief in the District Court, Weston County, State of Wyoming on March 20, 2001 to protect its interest in the LAK Ranch Oil Project and prohibit Derek from illegally foreclosing on Asdar's interest pending a final determination by the Court of the parties' respective rights and obligations under the Sept 27, 1997 option agreement.

On April 11, 2001 Asdar's application for a Preliminary Injunction was denied by the Sixth Judicial District Court of the State of Wyoming.

On April 13, 2001, Derek foreclosed on Asdar's 25% interest by bidding an amount of $852,571 to purchase all of Asdar's rights. Asdar had ninety days from April 13, 2001 to reinstate its interests in the LAK Ranch Oil Project by payment of the purchase amount, plus accrued interest.

On May 4, 2001, Derek filed a motion in the District Court of the Sixth Judicial District for Wyoming requesting a partial summary judgment in its favor, whereby Derek was seeking court approval that it has acquired a 75% interest in the LAK Ranch Oil Project.

On May 11, 2001, Derek filed a motion seeking to place the 25% interest in the LAK Ranch Oil Project it claimed to have already foreclosed against Asdar into receivership.

On July 10, 2001, Asdar announced its position that Derek's purported lien on Asdar's interest in the LAK Ranch property is wrongful and illegal and of no effect. The ninety-day redemption period has been allowed to lapse.

On July 25, 2001, Derek filed a motion to cancel the lis pendens notice of claim established in favor of Asdar. A hearing was held on July 31, 2001 whereby Asdar vigorously opposed the motion. On August 1, 2001 the court ruled in favor of Asdar and denied Derek's motion.

On October 19, 2001, an agreement was reached to settle the existing litigation on the LAK Ranch Property.

For details please see Item 1 under the heading "Wyoming Property".

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

See "Subsequent Events" section above for a discussion on the name change.

PART II

ITEM 5.   MARKET PRICE FOR THE ASDAR GROUP'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS.

As at December 31, 2001 there were approximately 2,000 holders of the outstanding shares of the Asdar Group's $0.001 par value common stock. Asdar Group participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the trading symbol "XBET". According to quotes provided by cbsmarketwatch.com, the Asdar Group's common stock has closed at:

Quarter                   High          Low
-------------------     -------       -------
2000 First Quarter      $6.0000       $1.1250
2000 Second Quarter     $5.5000       $0.6875
2000 Third Quarter      $1.1700       $0.5100
2000 Fourth Quarter     $1.3750       $0.8800
2001 First Quarter      $1.1600       $0.5500
2001 Second Quarter     $0.6500       $0.4700
2001 Third Quarter      $0.5700       $0.4000
2001 Fourth Quarter     $0.5200       $0.3200

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

Common Stock. Asdar Group is authorized to issue 50,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of Asdar Group constitute equity interests in Asdar Group entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. As of December 31, 2001, 13,724,498 shares of the Asdar Group's common stock were issued and outstanding.

The holders of Asdar Group's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of Asdar Group or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors.

The holders of Asdar Group's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to Asdar Group's common stock. All of the outstanding shares of Asdar Group's common stock are duly authorized, validly issued, fully paid and non-assessable.

Dividends. The holders of the Asdar Group's common stock are entitled to receive dividends when, as and if declared by Asdar Group's Board of Directors from funds legally available therefore; provided, however, that cash dividends are at the sole discretion of Asdar Group's Board of Directors. In the event of liquidation, dissolution or winding up of Asdar Group, the shareholders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of Asdar Group and after provision has been made for each class of stock, if any, having preference in relation to Asdar Group's common stock.

Asdar Group has never declared or paid any dividends on its common stock. Asdar Group does not intend to declare or pay any dividends in the foreseeable future.

Sales of Securities. On January 30, 2001, Asdar Group received subscriptions for 1,000,000 units at $0.70 per unit of its $0.001 par value common stock in the names and amounts as listed below:

Palisades Financial Ltd.                 250,000 units      $ 175,000
May Joan Liu                             250,000 units      $ 175,000
Y.E.N.N. Asset Management                250,000 units      $ 175,000
J & S Overseas Holdings Ltd.             215,000 units      $ 150,500
Joseph Beyrouti                           35,000 units      $  24,500
Totals                                 1,000,000 units      $ 700,000

Asdar Group has received the funds for the above-mentioned subscription agreements but as of December 31, 2001 had not yet issued the shares. A finder's fee of 10% totaling $70,000 was paid out to Domain Land Holdings Ltd.in connection with this financing. Each unit is comprised of one share of Asdar Group's $0.001 par value common stock and one share purchase warrant entitling the holder to purchase an additional share of Asdar Group's par value common stock at a price of $0.75 per share for a period of two years.

S-8 Filed March 21, 2001. On March 21, 2001, a total of 431,274 shares of Asdar Group's $0.001 par value common stock were issued at $0.55 per share for an accrued debt of $237,200. The accrued debt was comprised of $100,000 in management salaries, $88,200 in consulting fees and a $40,000 loan made on behalf of Asdar Group by one of its Directors.

Harvester Property. On April 4, 2001, Asdar Group issued 50,000 shares of its $0.001 par value common stock with Rule 144 restrictions to May Joan Liu as a finder's fee in connection with the acquistion of the Harvester Property, Kings County, California.These shares were valued at $ 29,250 ($0.59 per share).

Shares Issued for Cash. On July 12, 2001, Asdar Group received subscriptions for 350,000 units at $0.50 per unit of its $0.001 par value common stock, subject to Rule 506 restrictions, in the names and amounts as follows:

Cheung Shui Kwong                300,000 units      $ 150,000 US
Yu-Chi Lin                        10,000 units      $   5,000 US
Foo Tsang Chan                    10,000 units      $   5,000 US
King Guey Enterprises Ltd.        30,000 units      $  15,000 US
Total                            350,000 units      $ 175,000 US

Asdar Group received the funds in full from the above mentioned Subscriptions and has issued the shares. Each unit is comprised of one share of Asdar Group's $0.001 par value common stock and one share purchase warrant entitling the holder to purchase an additional share of Asdar Group's $0.001 par value common stock at a purchase price of $0.60 per share for a period of eighteen months.

Shares Issued for Cash. On July 12, 2001, Asdar Group received one subscription agreement for 6,000 units at $0.50 per unit of its $0.001 par value common stock, subject to Rule 144 restrictions, to Mr. G. Bowler. Asdar Group received $3,000 from the subscription and as at December 31, 2001 had not yet issued the shares. Each unit is comprised of one share of Asdar Group's $0.001 par value common stock and one share purchase warrant entitling the holder to purchase an additional share of Asdar Group's $0.001 par value common stock at a purchase price of $0.60 per share for a period of eighteen months.

S-8 Filed August 17, 2001. On August 17, 2001, a total of 434,458 shares of Asdar Group's $0.001 par value common stock were issued at $0.375 per share for an accrued debt of $162,922. The accrued debt was comprised of $81,250 in management salaries, $70,000 in consulting fees and 11,672 in payment made on behalf of Asdar Group by one of its Employees.

Shares Issued for Cash. On October 17, 2001, Asdar Group received subscriptions for 1,000,000 units at $0.30 per unit of its $0.001 par value common stock, subject to Rule 144 restrictions, in the names and amounts as follows:

Compte de Sierge Accomodative Corp.      650,000 units   $ 195,000 US
Stephen Liu                              350,000 units   $ 105,000 US
Total                                  1,000,000 units   $ 300,000 US

Asdar Group received the funds in full from the above mentioned Subscriptions and has issued the shares. Each unit is comprised of one share of Asdar Group's $0.001 par value common stock and one share purchase warrant entitling the holder to purchase an additional share of Asdar Group's $0.001 par value common stock at a purchase price of $0.35 per share for a period of one year.

S-8 Filed November 15, 2001. On November 15, 2001, a total of 528,333 shares of Asdar Group's $0.001 par value common stock were issued at $0.30 per share for an accrued debt of $158,500. The accrued debt was comprised of $45,000 in management salaries, $10,500 in consulting fees, $3,000 in payment made on behalf of Asdar Group by one of its employees a $100,000 loan made on behalf of Asdar Group by a significant shareholder.

Services Contract. On November 29, 2001, Asdar Group issued 200,000 shares of its $0.001 par value common stock with Rule 144 restrictions to Palisades Financial Ltd. as part of a three (3) year investment banking services agreement. (See Exhibit 10.1 attached hereto). These shares were valued at $94,000 ($0.47 per share).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Liquidity and Capital Resources. We had cash of $28,266 as of December 31, 2001, compared to cash of $6,056 at December
31, 2000. Our total current assets were $189,908 as of December 31, 2001, compared to total current assets of $61,320 at December 31, 2000. We believe that our available cash is sufficient to pay our day-to-day expenditures. As of December 31, 2001, our total assets were $548,659, compared to total assets of $1,707,953 at December 31, 2000. The decrease in total assets was due to write-downs of our oil and gas interests in 2001.

Our total current liabilities were $116,186 as of December
31, 2001, is represented by accounts payable. Our total current liabilities were $95,468 as of December 31, 2000, of which $33,735 is represented by accounts payable, and $61,733 is represented by the amounts owing to related parties.

Results of Operations. Asdar Group has not yet realized any revenue from operations, nor does it expect to in the foreseeable future. Loss from operations increased from US$45,655 in 1998, to US$26,218 in 1999, to US$1,223,108 in 2000 and to US$2,939,883 at December 31,
2001. Our net loss increased from 2000 to 2001 primarily because of a write-down of our interest in our oil and gas properties and an increase in office and general expenses. The cash and equivalents constitute Asdar Group's present internal sources of liquidity. Because Asdar Group is not generating any significant revenues, Asdar Group's only external source of liquidity is the sale of its capital stock.

From inception to December 31, 2001, Asdar Group experienced a net loss of US$7,055,029 resulting primarily from the write-down of its interests in oil and gas properties and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $724,624; office and general expenses of $783,386; professional fees of $509,466; and software development costs of $737,300.

Our Plan of Operation for the Next Twelve Months. Since inception, we have experienced significant losses. In order to address the going concern problem discussed in Asdar Group's financial statements, Asdar Group will require additional cash. Asdar Group will also require additional cash to implement its business strategies, including cash for (i) payment of increased operating expenses and (ii) further implementation of those business strategies. No assurance can be given, however, that Asdar Group will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the cash requirements of Asdar Group to implement its business strategies. The inability of Asdar Group to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial conditions of Asdar Group and could severely threaten Asdar Group's ability to operate as a going concern. We do not have a commitment for funds.

Asdar Group anticipates that it will need to raise additional capital within the next 12 months in order to continue as a going concern. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of Asdar Group's stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. We do not have a commitment for funds. If adequate funds are not available within the next 12 months, Asdar Group may be required to curtail its operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Asdar Group to relinquish rights to certain of its assets that Asdar Group would not otherwise relinquish.

Asdar Group does not anticipate any material expenditures within the next 12 months that will affect its liquidity. Asdar Group does not anticipate any significant research and development within the next 12 months, nor does the Asdar Group anticipate that it will lease or purchase any significant equipment within the next 12 months. Asdar Group does not anticipate a significant change in the number of its employees within the next 12 months. Asdar Group is not aware of any material commitment or condition that may affect its liquidity within the next 12 months.

ITEM 7.   FINANCIAL STATEMENTS.




                             ASDAR GROUP

                    (A Development Stage Company)

                         FINANCIAL STATEMENTS

                      DECEMBER 31, 2001 AND 2000


CONTENTS                                                           PAGE

AUDITORS' REPORT....................................................F-1

BALANCE SHEETS......................................................F-2

STATEMENTS OF OPERATIONS............................................F-3

STATEMENT OF STOCKHOLDERS' EQUITY.............................F-4 - F-7

STATEMENTS OF CASH FLOWS............................................F-5

NOTES TO FINANCIAL STATEMENTS................................F-6 - F-15

AUDITORS' REPORT

To the Stockholders and Board of Directors of Asdar Group

We have audited the balance sheets of Asdar Group (a development stage company) as at December 31, 2001 and 2000 and the statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended in accordance with United States generally accepted accounting principles.


"LaBonte & Co."

CHARTERED ACCOUNTANTS
Vancouver, B.C.

February 13, 2002 (except as to Note 9 which is dated March 8, 2002)

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES
REPORTING DIFFERENCES

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated February 13, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

"LaBonte & Co."

CHARTERED ACCOUNTANTS

Vancouver, B.C.
February 13, 2002 (except as to Note 9 which is dated March 8, 2002)

                             ASDAR GROUP

                    (A Development Stage Company)

                            BALANCE SHEETS

                                                           December 31,        December 31,
                                                               2001                2000
                                 ASSETS

CURRENT ASSETS
        Cash                                         $         28,266        $        6,056
        Taxes recoverable                                       2,707                   264
        Accounts receivable                                       163                55,000
     Due from related parties (Note 6)                        127,440                     -
     Current portion of service contract (Note 4)              31,333                     -
                                                           ----------            ----------
                                                              189,909                61,320

SERVICE CONTRACT (Note 4 )                                     58,750                     -
OIL AND GAS PROPERTIES (Note 3)                               300,001             1,646,633
                                                           ----------            ----------
                                                     $        548,660        $    1,707,953
                                                           ==========            ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable and accrued liabilities     $        116,186        $       33,735
        Due to related parties (Note 6)                             -                61,733
                                                           ----------            ----------
                                                              116,186                95,468
                                                           ----------            ----------
CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS' EQUITY (Note 5)
     Common stock, $.001 par value, 50,000,000
         shares authorized 13,724,498 (2000 -
         10,730,433) shares issued and outstanding             13,724                10,730
        Additional paid-in capital                         11,481,869            10,177,534
     Common stock subscriptions                               633,000                     -
        Deficit accumulated during the development
        stage                                             (11,696,119)           (8,575,779)
                                                           ----------            ----------
                                                              432,474             1,612,485
                                                           ----------            ----------
                                                     $        548,660        $    1,707,953
                                                           ==========            ==========

The accompanying notes are an integral part of these financial statements


                             ASDAR GROUP
                    (A Development Stage Company)

                       STATEMENTS OF OPERATIONS

                                                                                       Cumulative
                                                    Year ended      Year ended       from January 1,
                                                   December 31,    December 31,         1996 to
                                                      2001             2000           December 31,
                                                                                          2001
                                                   -----------     -----------        -----------
GENERAL AND ADMINISTRATIVE EXPENSES
        Litigation settlement                     $          -    $          -       $  2,291,070
        Management and consulting fees                 519,967         250,069            847,826
        Office and general                             339,088         211,618            794,944
        Professional fees                              206,405          24,121            509,466
        Interest expense                                45,697               -             45,697
        Software development costs                           -         737,300            737,300
        Write-down of  oil and gas properties        2,009,183               -          2,009,183
                                                   -----------     -----------        -----------
NET LOSS FOR THE PERIOD                           $  3,120,340    $  1,223,108       $  7,235,486
                                                   ===========     ===========        ===========



BASIC NET LOSS PER SHARE                          $       0.27    $       0.23
                                                   ===========     ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          11,590,300       5,362,288
                                                   ===========     ===========

The accompanying notes are an integral part of these financial statements


                             ASDAR GROUP
                    (A Development Stage Company)

                  STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FROM JANUARY 1, 1996
                   (INCEPTION) TO DECEMBER 31, 2001





                                                                                                  Additional
                                                              Number of                           Paid In           Treasury
                                                              shares              Amount          Capital           Stock
                                                             ----------         ----------        -----------       ---------

Balance, January 1, 1996                                        499,499        $       499      $   4,361,401      $ (199,167)

Shares issued to settle litigation retroactively restated        50,000                 50          2,469,832               -

Net loss for the year ended December 31, 1996                         -                  -                  -               -
                                                             ----------         ----------        -----------       ---------
Balance, December 31, 1996                                      549,499                549          6,831,233        (199,167)

Shares issued to settle note payable and accrued interest       500,000                500            476,500               -

Shares issued for services at $.75 per share                     55,000                 55             41,195               -

Shares issued for services at $.25 per share                    415,000                415            105,085               -

Net loss for the year ended December 31, 1997                         -                  -                  -               -
                                                             ----------         ----------        -----------       ---------
Balance, December 31, 1997                                    1,519,499              1,519          7,454,013        (199,167)

Shares issued for services at $.12 per share                    200,000                200             23,800               -

Shares issued for services at $.05 per share                     15,000                 15                735               -

Net loss for the year ended December 31, 1998                         -                  -                  -               -
                                                             ----------         ----------        -----------       ---------
Balance, December 31, 1998                                    1,734,499              1,734          7,478,548        (199,167)

Shares issued for services at $.228                             160,000                160             36,340               -

Net loss for the year ended December 31, 1999                         -                  -                  -               -
                                                             ----------         ----------        -----------       ---------
Balance, December 31, 1999                                    1,894,499              1,894          7,514,888       (199,167)

Correction of treasury stock                                          -                  -           (199,167)       199,167

Shares issued for software development at $.30 per share      2,000,000              2,000            598,000              -

Shares issued for services and interest at $.10 per share       132,500                133             13,117              -

Shares issued for services and advances at $.42 per share       730,000                730            305,870              -

Shares issued for interest in oil and gas property at
 $.29 per share                                               5,500,000              5,500          1,589,500              -

Shares issued for services at $.75 per share                    474,402                474            355,326              -

Share reconciliation                                               (968)                (1)                 -              -

Net loss for the year ended December 31, 2000                         -                  -                  -              -
                                                             ----------         ----------        -----------       ---------
Balance, December 31, 2000                                   10,730,433       $     10,730      $  10,177,534     $        -
                                                             ----------         ----------        -----------       ---------

The accompanying notes are an integral part of these financial statements


                             ASDAR GROUP
                    (A Development Stage Company)

                  STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FROM JANUARY 1, 1996
                   (INCEPTION) TO DECEMBER 31, 2001
                             (continued)


                                                               Deficit
                                                               accumulated
                                                               during the
                                                               development
                                                               stage                Total
                                                               -----------        ----------

Balance, January 1, 1996                                     $  (4,460,633)     $   (297,900)

Shares issued to settle litigation retroactively restated                -         2,469,882

Net loss for the year ended December 31, 1996                   (2,726,232)       (2,726,232)
                                                               -----------        ----------
Balance, December 31, 1996                                      (7,186,865)         (554,250)

Shares issued to settle note payable and accrued interest                -           477,000

Shares issued for services at $.75 per share                             -            41,250

Shares issued for services at $.25 per share                             -           105,500

Net loss for the year ended December 31, 1997                      (93,933)          (93,933)
                                                               -----------        ----------
Balance, December 31, 1997                                      (7,280,798)          (24,433)

Shares issued for services at $.12 per share                             -            24,000

Shares issued for services at $.05 per share                             -               750

Net loss for the year ended December 31, 1998                      (45,655)          (45,655)
                                                               -----------        ----------
Balance, December 31, 1998                                      (7,326,453)          (45,338)

Shares issued for services at $.228                                      -            36,500

Net loss for the year ended December 31, 1999                      (26,218)          (26,218)
                                                               -----------        ----------
Balance, December 31, 1999                                      (7,352,671)          (35,056)

Correction of treasury stock                                             -                 -

Shares issued for software development at $.30 per share                 -           600,000

Shares issued for services and interest at $.10 per share                -            13,250

Shares issued for services and advances at $.42 per share                -           306,600

Shares issued for interest in oil and gas property at
 $.29 per share                                                          -         1,595,000

Shares issued for services at $.75 per share                             -           355,800

Share reconciliation                                                     -                (1)

Net loss for the year ended December 31, 2000                   (1,223,108)       (1,223,108)
                                                               -----------        ----------
Balance, December 31, 2000                                   $  (8,575,779)        1,612,485
                                                               -----------        ----------

The accompanying notes are an integral part of these financial statements


                             ASDAR GROUP
                    (A Development Stage Company)

                  STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FROM JANUARY 1, 1996
                   (INCEPTION) TO DECEMBER 31, 2001
                             (continued)




                                                                                        Additional
                                                    Number of                           Paid In           Treasury
                                                    shares              Amount          Capital           Stock
                                                   ----------         ----------        -----------       ---------

Balance forward, December 31, 2000                 10,730,433        $    10,730       $   10,177,534  $          -

Shares issued for Harvester finder's fee at
$.585 per share                                        50,000                 50               29,200             -

Shares issued for debt at $.72 per share              431,274                431              310,086             -

Shares issued for cash at $.50 per share              350,000                350              174,650             -

Shares issued for debt at $.50 per share              434,458                435              216,794             -

Common stock subscriptions, 1,000,000 at
$.70 net of finder's fee of $70,000                         -                  -                    -       630,000

Common stock subscriptions (6,000 at $.50)                  -                  -                    -         3,000

Shares issued for cash at $.30 per share,
net of finder's fee of $30,000                      1,000,000              1,000              269,000             -

Shares issued for debt at $.40 per share              528,333                528              210,805             -

Shares issued for services at $.47 per share          200,000                200               93,800             -

Net loss for the year ended December 31, 2001               -                  -                    -             -
                                                  -----------         ----------          -----------    ----------
Balance, December 31, 2001                         13,724,498        $    13,724       $   11,481,869  $    633,000
                                                  ===========         ==========          ===========    ==========


                             ASDAR GROUP
                    (A Development Stage Company)

                  STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FROM JANUARY 1, 1996
                   (INCEPTION) TO DECEMBER 31, 2001
                             (continued)


                                                    Deficit
                                                    accumulated
                                                    during the
                                                    development
                                                    stage                Total
                                                    -----------        ----------

Balance forward, December 31, 2000                $  (8,575,779)     $  1,612,485

Shares issued for Harvester finder's fee at
$.585 per share                                               -            29,250

Shares issued for debt at $.72 per share                      -           310,517

Shares issued for cash at $.50 per share                      -           175,000

Shares issued for debt at $.50 per share                      -           217,229

Common stock subscriptions, 1,000,000 at
$.70 net of finder's fee of $70,000                           -           630,000

Common stock subscriptions (6,000 at $.50)                    -             3,000

Shares issued for cash at $.30 per share,
net of finder's fee of $30,000                                -           270,000

Shares issued for debt at $.40 per share                      -           211,333

Shares issued for services at $.47 per share                  -            94,000

Net loss for the year ended December 31, 2001        (3,120,340)       (3,120,340)
                                                   ------------       -----------
Balance, December 31, 2001                        $ (11,696,119)     $    432,474
                                                   ============       ===========


The accompanying notes are an integral part of these financial statements

                             ASDAR GROUP
                    (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS

                                                                                                         Cumulative
                                                                       Year ended      Year ended      from January 1,
                                                                      December 31,    December 31,        1996 to
                                                                         2001             2000          December 31,
                                                                                                            2001
                                                                      -----------     -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss for the period                                       $ (3,120,340)   $ (1,223,108)      $ (7,235,486)
       Adjustments to reconcile net loss to net cash from
        operating activities:
        - services paid for with common shares                            522,299         436,100            958,399
        - interest paid for with common shares                             45,697           2,250             47,947
        - software development costs paid for with common shares                -         600,000            600,000
        - write-down of interest in oil and gas properties              2,009,183               -          2,009,183
        - other non-cash expenses                                          55,000               -          2,557,382
                                                                      -----------     -----------        -----------
                                                                         (488,161)       (184,758)        (1,062,575)
        - net changes in working capital items                             79,845          37,706             32,915
                                                                      -----------     -----------        -----------
CASH USED IN OPERATING ACTIVITIES                                        (408,316)       (147,052)        (1,029,660)
                                                                      -----------     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Interest in oil and gas property.                                 (633,301)        (51,633)          (684,934)
                                                                      -----------     -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds on sale of common stock                                   445,000               -            445,000
   Net proceeds from common stock subscriptions                           633,000               -            633,000
       Net advances (to) from related parties                             (14,173)        259,033            244,860
       Advances receivable                                                      -         (55,000)           420,000
                                                                      -----------     -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                    1,063,827         204,033          1,742,860

INCREASE IN CASH                                                           22,210           5,348             28,265

CASH, BEGINNING OF PERIOD                                                   6,056             708                  -
                                                                      -----------     -----------        -----------
CASH, END OF PERIOD                                                  $     28,266    $      6,056       $     28,266
                                                                      ===========     ===========        ===========

Other non-cash transactions:

During the year, the Company issued 50,000 common shares to a significant shareholder at $.585 per share for a finder's fee relating to the acquisition of the Harvester Property.

During the year, the Company issued 72,727 shares at $.72 per share in settlement of cash advances of $40,000 and interest of $12,364, and 333,333 shares at $.40 per share in settlement of cash advances of $100,000 and interest of $33,333.

During the year the Company issued 988,005 common shares in settlement of outstanding debts totalling $553,382.

During the year, the Company issued 200,000 shares at $.47 per share in exchange for a three-year investment banking services contract.

The accompanying notes are an integral part of these financial statements.

                             ASDAR GROUP
                    (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2001 AND 2000


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The company underwent a name change to Asdar Group on December 10, 1997. The company was dormant from 1991 to 1996 and currently has no revenue generating operations. In accordance with SFAS #7, the company is considered a development stage company since January 1, 1996. To December 31, 2001, the Company had accumulated losses of $11,696,119 and continues to be dependent on directors and certain shareholders for financing.

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has not generated any revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in developing its business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The recoverability of the carrying value of assets and ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.


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

A ceiling test will be applied to capitalized costs to ensure that such costs do not exceed estimated future net revenues from production of proven reserves at year end market prices less future production, administrative, financing, site restoration, and income tax costs plus the lower of cost or estimated market value of unproved properties. The Company has not established proven recoverable reserves on properties held, and the Company has provided an impairment provision for costs incurred to date on unproven properties. Refer to Note 3.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

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

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standard No.123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial
Accounting Standards Board Interpretation No.44, Accounting for
Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

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

NOTE 3 - OIL AND GAS PROPERTIES

Harvester Property, California, USA:

On February 26, 2001, the Company acquired a 50% working interest in the Harvester Prospect, located in the San Joaquin Basin in Kings County, California from International Brooks Petroleum Ltd. To date the Company has paid a total of $611,556 on the Harvester #1-25 well re-entry program including an acquisition finder's fee of 50,000 shares valued at $29,250. All future costs will be split 50/50 between the Company and International Brooks Petroleum Ltd. The re-entry drilling program was completed in July, 2001 to a total depth of 14,242 feet. Subsequent logging of the well identified two primary and five secondary completion targets. The Company received a cash call for $269,647 as its share of completion costs for the well and this amount was advanced on October 10, 2001. The Vedder zone was initially perforated between 13,264 - 13,360 feet and requires additional swabbing at a later date prior to confirming flow rates and composition of fluids. The Temblor zone was perforated between 11,706
- 11,740 feet. After perforation the well flowed on its own with gas cut fluid. Flow testing of this well is scheduled to recommence in the first quarter of 2002.

During the shut down period, the Company was invoiced for cost overruns on the project to December 31, 2001 in the amount of $50,994 and given a further cash call for $34,870 for more completion costs. The Company requested a full accounting for the project to make a determination on the cause of cost overruns and on participating in further expenditures on the well. The Company asked for certain documentation to confirm expenditures on the project to date. Although the Operator has provided certain documentation with respect to expenditures, it is the Company's position that the information provided is insufficient to make a proper determination.
International Brooks Petroleum has taken the position that the Company is in default and alleges that the Company's interest has been forfeited. Until the Company is provided with additional information requested from the Operator, it does not consider itself to be in default of its obligations under the agreement. However, based on the results of the re-entry program to date, the Company has written down its investment in the Harvester Property to a nominal value of $1, resulting in a loss of $ 662,550.

LAK Ranch Oil Project, Wyoming, USA:

On September 20, 2000, the company signed an agreement with 2UOnline.com, Inc. ("2U"), a Delaware public corporation under common management, to acquire 2U's 25% interest in the oil and natural gas rights on 6,360 acres located in the Powder River Basin of eastern Wyoming (the "LAK Ranch") in consideration for the issuance of 5,000,000 restricted common shares and a finder's fee of 500,000 restricted common shares.

The LAK Ranch Oil Project consists of a steam assisted gravity drainage ("SAGD") production well and surface facilities which has been developed by Derek Resources Corporation ("Derek") pursuant to an option agreement dated September 27, 1997 between a predecessor optionor and Derek. The option agreement provided, amongst other terms, that Derek could acquire a 75% interest in the project by developing a SAGD well pair and surface facility and fund the initial start up operations for six months at a budgeted cost of $3,500,000. The project is substantially complete, however Derek has incurred substantial cost overruns of approximately $4,200,000. Derek asserted a contractual right to collect 25% of this cost overrun from the Company which the Company disputed. As a result, Derek commenced foreclosure proceedings on the Company's 25% interest in the property which the Company also disputed. The matter was subject to various legal proceedings that were to be heard before the Wyoming court on October 31, 2001. However, on October 19, 2001 a litigation settlement was reached between the Company and Derek. Refer to Note 8.

As a result of the settlement the Company received a 0.7% gross overriding royalty interest in the property in exchange for its 25% interest and no further financial obligations with respect to costs incurred by Derek. At December 31, 2001 the Company has written down the carrying value of its interest in the LAK Ranch Project to the estimated net realizable value of $300,000 resulting in a loss of $1,346,633.

NOTE 4 - SERVICE CONTRACTS

On November 15, 2001, the Company entered into an agreement with Palisades Financial Ltd., a private company in which a significant shareholder is an officer, with a three-year term, whereby Palisades will provide investment-banking services to the Company (valued at $94,000) in exchange for 200,000 restricted shares of the Company's common stock. At December 31, 2001 the prepaid portion of the service contracts totaled $90,083.

NOTE 5 - CAPITAL STOCK

The Company's capitalization is 50,000,000 common shares with a par value of $0.001 per share.

During the year ended December 31, 2001 the Company issued a total of 1,394,065 shares to settle outstanding debts totalling $558,622.
These debts included amounts owing to officers, employees and private companies controlled by a significant shareholder for management fees, consulting fees and loans provided during the year. The 1,394,065 shares were issued at approximately a 25% discount to the market price. The Company registered these shares for trading on Form S-8 Registration Statements and accordingly these shares have been recorded at the market price resulting in additional compensation expenses of $123,202 and additional interest and administration expenses of $57,255.

During the year ended December 31, 2001 the Company issued 200,000 shares for an investment banking contract, 50,000 shares for a finder's fee on the Harvester Project and 1,350,000 shares for cash. An additional 1,006,000 shares were subscribed and paid for and were issued subsequent to year-end.

At December 31, 2001, the Company had outstanding share purchase warrants as follows:

1,000,000 warrants to purchase an additional share of par value common stock at $0.75 per share until January 30, 2003.

356,000 warrants to purchase an additional share of par value common stock at $0.60 per share until January 12, 2003.

1,000,000 warrants to purchase an additional share of par value common stock at $0.35 per share until October 17, 2002.

The Company has not granted any stock options to date.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001 the Company issued 50,000 common shares to a significant shareholder as a finder's fee on the Harvester Project and 789,152 common shares to directors, a company controlled by a director, a former director, a significant shareholder and a company controlled by a significant shareholder in payment of cash advances, salaries and expenses incurred on behalf of the Company totalling $338,200.

During the year ended December 31, 2001 the Company paid a finder's fee of $30,000 to a significant shareholder in connection with the private placement of 1,000,000 shares at a price of $.30 per share.
A relative of this significant shareholder purchased 350,000 shares of this private placement.

During the year ended December 31, 2001 the Company incurred management salaries in the amount of $180,710 (2000 - $132,993) to directors and officers of the Company. At December 31, 2001, $14, 000 is owing to these parties.

During the year ended December 31, 2001 the Company incurred consulting fees to a significant shareholder and companies controlled by a director and significant shareholder in the amount of $ 109,650 (2000 - nil).

During the year ended December 31, 2001 the Company received cash advances of $180,000 from certain directors and a significant shareholder (2000 - $272,300). At December 31, 2001 $40,000 is owing to these parties.

At December 31, 2001 an amount of $181,440 (2000 - $13,267) is owing from two companies with a director in common.

Refer to Notes 4 and 5.

NOTE 7 - INCOME TAXES

There were no temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $7,481,000 at December 31, 2001. These carryforwards will expire, if not utilized, beginning in 2002. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

NOTE 8 - LITIGATION SETTLEMENT

On October 19, 2001, the Company entered into an agreement with Derek Resources Corporation to settle the existing litigation commenced in Wyoming with respect to the LAK Ranch Property. The basis upon which each Company have agreed to settle the litigation include the following:

The Company and Derek agreed to discontinue their respective court actions commenced in the State of Wyoming with respect to the LAK
Ranch Property.

The Company released the lis pendens filed against the Property and provided a quit claim to Derek all of its right, title and interest in the Lak Ranch Property.

Derek granted to Asdar a 0.70% (.7 of 1%) proportionate, reducible, Gross Overriding Royalty over all of Derek's interest in the Property. The Royalty is to be retroactive to the commencement of production from the Property.

If Derek sells any or all interest in the LAK Ranch Property, it will pay to Asdar, subject to adjustments, 7.5% of the net sales proceeds on the first $7,500,000 and 1% on any balance over and above
$7,500,000, subject to a $50,000 payment to Derek for reimbursement of legal costs.

NOTE 9 - SUBSEQUENT EVENTS

On January 11, 2002, the Company acquired the right to purchase 31.6% of Toronto-based Biotechnology Company, ACGT Corporation, with the ability to acquire a further interest as warranted by the developments of ACGT. The Company has purchased the rights, title and interest in this transaction from third parties in exchange for the issuance of 8 Million restricted shares of Asdar Group. The Company has committed to provide ACGT with US$5,000,000 over the next 8 months for corporate development and working capital within ACGT's three divisions. The first advance of funds to ACGT of $20,000 was made on February 18, 2002 (refundable deposit) and the Company will be completing it due diligence review of ACGT prior to the next payment date of March 8, 2002. The Company did not receive the requested information from ACGT, did not complete its due diligence process by March 8, 2002 and did not make another payment. At present, the Company is in the process of re-negotiating the agreement with ACGT and its deposit has been returned.

During February 2002 the Company issue 916,108 shares of common stock at a price of $.25 per share representing a 25% discount to the market price in settlement of outstanding consulting fees, salaries and loans provided by certain officers and employees. The Company registered these shares for trading by way of an S-8 Registration Statement filed on February 20, 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with Asdar Group's auditors since formation of the company that require disclosure pursuant to Item 304 of Regulation S-B

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


Officers and Directors of the Company.

                                                           DATE OF APPOINTMENT
NAME                  AGE     POSITION                     TO BOARD OF DIRECTORS
-------------------   ----    -------------------------    ---------------------
Robert Waters         51      President and Director       September 25, 2000

Ferdinand Marehard    73      Secretary, Treasurer and     March 30, 2001
                              a Director

Robert Klein          53      Director                     September 25, 2000

The chart above specifies Asdar Group's officers and directors as of December 31, 2001. However, subsequent to December 31, 2001, there was a change in our officers and directors. See section entitled
"Subsequent Events" above for a discussion on such changes.

All directors of the Company hold office until the next annual meeting of until their successors have been elected and qualified. All officers serve at the discretion of the Board of Directors.

Robert Klein is a member of our Board of Directors. Mr. Klein graduated in 1971 from the University of Waterloo with a degree in Applied Math. Mr. Klein belongs to the Fellow of Canadian Securities Institute. From October 6, 1972 to May 30, 1982, Mr. Klein was a Vice President of Corporate Finance at Bond Street International Securities. From June 1, 1982 to January 31, 1988, he was on the Board of Directors of Yorkton Securities. From February 1, 1988 to January 31, 1989, he was on the Board of Directors of First Vancouver Securities. From February 1, 1989 to January 31, 1992, Mr. Klein was a salesman for Georgia Pacific Securities. From February 1, 1992 to the present, Mr. Klein has worked as a self-employed consultant. Mr. Klein is an officer and/or director of 2UOnline.com, a reporting company.

Robert Waters is our President at December 31, 2001 and a member of our Board of Directors. In 1978, Mr. Waters graduated from the University of British Columbia in Vancouver with a degree in Political Science. In 1982, Mr. Waters graduated from York University in Toronto, Canada with a Masters in Business Administration. He also achieved a two-year course in Finance and Investment at Vancouver City College. From July 1982 to December 1982, Mr. Waters was a personal financial planner for Executive Financial Services, a financial planning firm. From January 1983 to September 1983, he was a manager at Nyco Group of Companies. From January 1984 to March 1984, he was a consultant with George S. May International, a management consulting firm. From April 1984 to September 1984, Mr. Waters was a Vice President at Globe Business Consultants, a management consulting firm. From November 1984 to March 1988, Mr. Waters was a stock broker for Levesque Securities National Bank Financial, a brokerage firm. From March 1985 to October 1988, he was an instructor at The Canadian Securities Institute, a firm which provided licensing for stock brokers. From May 1985 to February 1987, Mr. Waters was an instructor on taxation and personal financial planning at Langara College. From March 1988 to November 1988, he was a stockbroker for Davidson Partners, a brokerage firm. From December 1988 to November 1989, he was a stockbroker for Pacific International Securities, a brokerage firm. From December 1989, to September 1998, Mr. Waters was a stock broker for Georgia Pacific Securities, a brokerage firm. From September 1998 to July 1999, he provided consulting services to Business Development, a business consulting firm. From September 1999 to September 2000, he provided Las Vegas From home.com services related to public and broker relations and financial analysis. From March 2000 to the present, Mr. Waters has been the President of Global Performance Capital, an investor relations firm. From September 2000 to the present, Mr. Waters has been the President of Asdar Group. Mr. Waters is an officer and/or director of 2UOnline.com, a reporting company.

Ferdinand Marehard is our Secretary, Treasurer and a member of our Board of Directors. Mr. Marehard was the president of West-Mar Resources Ltd. ("West-Mar") from 1984 through 1994, during which time he managed West-Mar's participation in various foreign and domestic gas and oil leases. In 1985, Mr. Marehard managed West-Mar's participation in the development of six gas wells in Indiana, and also participated in negotiations for the acquisition of a 1,200,000 acre oil concession in Liberia, West Africa. In 1986 he acquired, on behalf of West-Mar, a 5% working interest on 40,000 acres in Adams County, Indiana. From 1990 through 1994 he participated in drilling and developing a horizontal well and in waterflood oil production in Texas. He also acquired, on behalf of West-Mar, 17,000 acres of gas and oil leases in the state of Washington. From 1975 through 1981 Mr. Marehard was the president of Hesca Resources Corp., Ltd.; from 1982 through 1984 he was the president of Demus Petro Corporation; and from 1979 through 1984 he was the president of Mar-Gold Resources, Ltd. These entities participated in the oil and gas industry and the mining industry. During this period, Mr. Marehard had a broad range of management duties for these companies, including oversight of drilling and production of oil wells in Kentucky, Texas and Utah. He also negotiated the acquisition of several properties in the Greenwood-Grandforks gold camp and negotiated financing for the various company operations. Mr. Marehard has experience in prospecting, including examination of property in the field. He has supervised placer gold leases in the Yukon and has identified and negotiated for silver, lead, zinc and copper bearing property on Vancouver Island, British Columbia. He has experience in mining and exploration for precious and base metals in British Columbia, the Yukon, the Northwest Territories and the United States. Mr. Marehard is an officer and/or director of 2UOnline.com, a reporting company.

There are no familial relationships between our officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have not filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

ITEM 10.  EXECUTIVE COMPENSATION - RENUMERATION OF DIRECTORS AND OFFICERS.

                          Capacities in which
Name of Individual or     Remuneration was                Aggregate Remuneration
Identity of Group         received                For 1999      For 2000      For 2001
----------------------    --------------------    ------------------------------------
Robert Waters             President, Director       $ 0.00      $ 30,000     $ 124,710
Robert Klein              Director                  $ 0.00      $ 12,000     $  54,400
Ferdinand Marehard        Director, Secretary &
                          Treasurer                 $ 0.00      $   0.00     $   1,000

As of September 2000, Mr. Robert Waters accrued a salary of $10,000 per month and Mr. Robert Klein accrued a salary of $4,000 per month.

Compensation of Directors. In 2001, Directors of Asdar Group received 480,303 shares of Asdar Group's $0.001 par value common stock as compensation for accrued salaries from the beginning of the year to the end of November 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT. The following table sets forth information as of December 31, 2001, with respect to the ownership of the Asdar Group's common stock by each person known by Asdar Group to be the beneficial owner of more than five percent (5%) of Asdar Group's common stock, by each director and officer and by all officers and directors as a group.

Name of                 Address of                           Amount of Shares       % of Outstanding
Beneficial Holder       Beneficial Holder                    Beneficially Owned     Common Stock
--------------------    --------------------------------     ------------------     ----------------


Tek Masters Ltd.        1288 Alberni Street, Suite 806           1,065,000               7.76%
                        Vancouver, BC V6E 4N5

2U Online.com Inc.      1288 Alberni Street, Suite 806(1)        4,935,000               35.96%
                        Vancouver, BC V6E 4N5

Robert Waters           945 Marine Drive, Suite 911                100,000(2)             0.73%
President and Director  West Vancouver, BC V7T 1A8

Robert Klein            4540 Woodgreen Place                        50,000(2)             0.36%
Director                West Vancouver, BC V7S 2S6

All directors and Officers as a group                              150,000                1.10%


(1) 2UOnline.com and Asdar Group have common officers and directors.

(2) These shares were issued through S8 Registration Statement filed November 7, 2001.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control.Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

10.1    Investment Banking Services Contract



SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

Date: April 15, 2002                            ASDAR GROUP

By: /S/ Robert Waters
---------------------------
Robert Waters

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

By: /S/ Robert Waters                    Date:   April 15, 2002
-------------------------------------    ----------------------
Robert Waters, Director and President

By: /S/ Robert Klein                     Date:   April 15, 2002
-------------------------------------    ----------------------
Robert Klein, Director