Form 10KSB/A
period 2001-12-31
ASDAR GROUP INC
filed 2002-04-17
CIK 746631

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            FORM 10-KSB/A

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

By: /S/ Conrado Beckerman                Date:   April 15, 2002
-------------------------------------    ----------------------
        Conrado Beckerman
        Director and President

By: /S/ Robert Waters                    Date:   April 15, 2002
-------------------------------------    ----------------------
        Robert Waters
        Director