Form 10QSB
period 2002-03-31
PRECISE LIFE SCIENCES LTD
filed 2002-05-20
CIK 746631

===============================================================================

              QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                    TO THE 1934 ACT REPORTING REQUIREMENTS

                                  FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                  (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2002

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________.

===============================================================================

                        Commission File Number: 0-13597


                          PRECISE LIFE SCIENCES LTD.
            (Exact name of registrant as specified in its charter)

                      NEVADA                         88-0195105
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)         Identification No.)

                1239 West Georgia Street, Suite 3004,
                Vancouver, British Columbia, Canada            V6E 4R8
      (Address of registrant's principal executive offices)   (Zip Code)

                                 604.664.0499
             (Registrant's Telephone Number, Including Area Code)

===============================================================================

                     APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

        As of March 31, 2002 there were 19,593,106 shares of the issuer's $.001 par value common stock issued and outstanding.


ITEM 1. FINANCIAL STATEMENTS


                           PRECISE LIFE SCIENCES LTD.
                            (formerly Asdar Group)

                         (A Development Stage Company)

                         INTERIM FINANCIAL STATEMENTS

                                MARCH 31, 2002

                                  (Unaudited)

    Contents                                  Page
    --------                                 ------
    BALANCE SHEETS.............................F-2

    INTERIM STATEMENTS OF OPERATIONS...........F-3

    INTERIM STATEMENTS OF CASH FLOWS...........F-4

    NOTES TO INTERIM FINANCIAL STATEMENTS......F-5,6

                          PRECISE LIFE SCIENCES LTD.
                            (formerly Asdar Group)

                         (A Development Stage Company)

                                BALANCE SHEETS


                                                                       March 31,         December 31,
                                                                         2002                2001
                                                                     (Unaudited)
ASSETS

CURRENT ASSETS
        Cash                                                      $       24,000       $       28,266
        Taxes recoverable                                                    827                2,707
        Advances receivable                                                    -                  163
        Due from related parties (Note 7)                                169,409              127,440
        Current portion of service contracts                              31,332               31,333
                                                                    ------------          -----------
                                                                         225,568              189,909

SERVICE CONTRACTS (Note 4)                                                50,918               58,750
OIL AND GAS PROPERTIES (Note 3)                                          292,751              300,001
                                                                    ------------          -----------
                                                                  $      569,237       $      548,660
                                                                    ============          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable and accrued liabilities                  $      119,091       $      116,186
        Due to related parties (Note 7)                                   12,965                    -
                                                                    ------------          -----------
                                                                         132,056              116,186
                                                                    ------------          -----------
CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS' EQUITY (Note 6)
        Common stock, $.001 par value, 50,000,000
        shares authorized
                19,593,106 shares issued and outstanding                  19,593               13,724
        Additional paid-in capital                                    13,727,976           11,481,869
     Common share subscriptions                                            3,000              633,000
        Deficit accumulated during the development stage            (13,313,388)         (11,696,119)
                                                                    ------------          -----------
                                                                         437,181              432,474
                                                                    ------------          -----------
                                                                  $      569,237       $      548,660
                                                                    ============          ===========

The accompanying notes are an integral part of these interim financial statements.


                          PREFCISE LIFE SCIENCES LTD.
                            (formerly Asdar Group)

                         (A Development Stage Company)

                       INTERIM STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                                              Cumulative
                                                        Three Months      Three Months        from January 1,
                                                        ended March       ended               1996 to March
                                                        31, 2002          March 31, 2001      31, 2002
                                                        ------------      --------------      ---------------



EXPENSES
        Litigation settlement                         $            -      $            -      $     2,291,070
        Management and consulting fees                        15,092             145,727              862,918
        Genral and administrative                            121,205              51,631              916,149
        Professional Fees                                     15,128              27,204              524,594
        Interest expense                                      26,844                   -               72,541
        Software development costs                                 -                   -              737,300
        Write-down of oil and gas properties                       -                   -            2,009,183
        Write-down of ACGT interest (Note 5)               1,439,000                   -            1,439,000
                                                          ----------         -----------         ------------
NET LOSS FOR THE PERIOD                               $    1,617,269      $      224,562      $     8,852,755
                                                          ==========         ===========         ============



BASIC NET LOSS PER SHARE                              $        0.095      $        0.021
                                                          ==========         ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                16,943,579          10,739,885
                                                          ==========         ===========

The accompanying notes are an integral part of these interim financial statements.


                          PRECISE LIFE SCIENCES LTD.
                            (formerly Asdar Group)

                         (A Development Stage Company)

                       INTERIM STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                              Cumulative
                                                        Three Months      Three Months        from January 1,
                                                        ended March       ended               1996 to March
                                                        31, 2002          March 31, 2001      31, 2002
                                                        ------------      --------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                         $ (1,617,629)     $   (224,562)       $ (8,853,115)
        Adjustments to reconcile net loss to net
         cash from operating activities:
        - services paid for with common shares               282,677           167,200           1,241,076
        - interest paid for with common shares                26,550                 -              74,497
        - software development costs paid for
          with common shares                                       -                 -             600,000
        - write down of interest in oil and
          gas properties                                           -                 -           2,009,183
        - write down of interest in ACGT
          Corporation                                      1,320,000                 -           1,320,000
        - other non-cash expenses                                  -                 -           2,557,382
                                                          ----------         ---------          ----------
                                                              11,598           (57,362)         (1,050,977)

        - net changes in working capital items               (44,868)          (87,247)            (19,203)
                                                          ----------         ---------          ----------
CASH USED IN OPERATING ACTIVITIES                            (33,270)         (144,609)         (1,070,180)
                                                          ----------         ---------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
        Oil and gas property acquisitions                      7,250          (311,189)           (677,684)
                                                          ----------         ---------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds on sale of common stock                      630,000                             1,075,000
        Net proceeds from common stock subscriptions        (630,000)          630,000               3,000
        Net advances from related parties                     29,004            60,000             273,864
        Advances receivable                                        -            (6,300)            420,000
                                                          ----------         ---------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES                          29,004           683,700           1,771,864
                                                          ----------         ---------          ----------
INCREASE (DECREASE) IN CASH                                   (4,266)          227,902              24,000

CASH, BEGINNING OF PERIOD                                     28,266             6,056                   -
                                                          ----------         ---------          ----------
CASH, END OF PERIOD                                     $     24,000        $  233,958         $    24,000
                                                          ----------         ---------          ----------

Other Non-Cash Transactions:

    During the current period, the Company issued 916,108 common shares in settlement of outstanding debts totalling $311,476.

    During the current period, the Company cancelled 47,500 common shares with restrictions previously issued for a finder's fee valued at $7,250 (25,000 shares) and settlement for a loan valued at $2,250 (22,500 shares).

    During the current period, the Company issued 4,000,000 common shares with restrictions for the acquisition of the rights to acquire an interest in ACGT Corporation valued at $1,320,000.

        The accompanying notes are an integral part of these interim financial statements.

                          PRECISE LIFE SCIENCES LTD.
                            (formerly Asdar Group)

                         (A Development Stage Company)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                MARCH 31, 2002
                                  (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

        The company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The company underwent a name change to Asdar Group on December 10, 1997 and another name change to Precise Life Sciences Ltd. on April 30, 2002. The company was dormant from 1991 to 1996 and currently has no revenue generating operations. In accordance with SFAS #7, the company is considered a development stage company since January 1, 1996.

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

        The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

        During the shut down period, the Company was invoiced for cost overruns on the project to December 31, 2001 in the amount of $50,994 and given a further cash call for $34,870 for more completion costs. The Company requested a full accounting for the project to make a determination on the cause of cost overruns and on participating in further expenditures on the well. The Company asked for certain documentation to confirm expenditures on the project to date. Although the Operator has provided certain documentation with respect to expenditures, it is the Company's position that the information provided is insufficient to make a proper determination. International Brooks Petroleum has taken the position that the Company is in default and alleges that the Company's interest has been forfeited. Until the Company is provided with additional information requested from the Operator, it does not consider itself to be in default of its obligations under the agreement. However, based on the results of the re-entry program to date, the Company has written down its investment in the Harvester Property to a nominal value of $1.

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

        As a result of the settlement the Company received a 0.7% gross overriding royalty interest in the property in exchange for its 25% interest and no further financial obligations with respect to costs incurred by Derek. At December 31, 2001 the Company has written down the carrying value of its interest in the LAK Ranch Project to the estimated net realizable value of $292,750.

NOTE 4 - SERVICE CONTRACTS

        On November 15, 2001, the Company entered into an agreement with Palisades Financial Ltd., a private company controlled by a significant shareholder, with a three-year term, whereby Palisades will provide investment- banking services to the Company (valued at $94,000) in exchange for 200,000 restricted shares of the Company's common stock. At March 31, 2002 the prepaid portion of the service contracts totaled $82,250.

NOTE 5 - INVESTMENT IN ACGT CORPORATION

        On January 11, 2002, the Company signed an agreement with Bisell Investments Inc., Y.E.N.N. Asset Management, certain officers, directors and employees of the Company and Travellers International Inc, whereby it acquired the right to purchase 31.6% of Toronto based biotechnology Company, ACGT Corporation, with the ability to acquire a further interest as warranted by the developments of ACGT Corporation. The Company has purchased the rights to this transaction in exchange for the issuance of eight (8) million shares restricted shares of the Company and the commitment of $5,000,000 in funding over an eight month period for corporate development and working capital within the three divisions of ACGT Corporation. The funding was to be advanced as follows: March 8, 2002 ($1,000,000), June 28, 2002 ($2,000,000)
and October 28, 2002 ($2,000,000). A due diligence review of ACGT was to be completed by March 8, 2002. On March 8, 2002, the Company had still not received all the requested information to complete the due diligence process. On March 11, 2002, without any prior written notice, the Company received a letter from ACGT stating that the agreement and all subsequent amendments were null and void due to non payment of the March 8, 2002 commitment. The Company advised with ACGT that the due diligence process was not complete and it must forward the requested information prior to the release of any further funds. The Company is attempting re-negotiations with ACGT Corporation and in the interim has received its February 18, 2002. The Company issued eight (8) million restricted common shares to various parties to acquire the rights. Of the eight (8) million restricted common shares, 4,375,000 were issued to arms length third parties, 2,500,000 were issued to a Company associated with a significant shareholder 400,000 were issued to directors and 200,000 were issued to employees of the Company. ( See Note 7). Subsequently, four (4) million of the eight (8) million restricted common shares were cancelled and returned to treasury. These four (4) million cancelled restricted common shares were previously issued to arms length third parties. Due to the inability to compete the term of the assignment,the Company has written off the acquisition costs totaling $1,439,000.

NOTE 6 - CAPITAL STOCK

The Company's capitalization is 50,000,000 common shares with a par value of $0.001 per share.

      During the quarter ended March 31, 2001 the Company issued a total of 1,000,000 shares previously subscribed for at $0.70 per share.

       At March 31, 2002, the Company had outstanding share purchase warrants as follows:

* 1,000,000 warrants to purchase an additional share of par value common stock at $0.75 per share until January 30, 2003.

* 356,000 warrants to purchase an additional share of par value common stock at $0.60 per share until January 12, 2003.

* 1,000,000 warrants to purchase an additional share of par value common stock at $0.35 per share until October 17, 2002.

The Company has not granted any stock options to date.

NOTE 7 - RELATED PARTY TRANSACTIONS

        During the quarter ended March 31, 2002 the Company issued 168,000 common shares to a director in payment for salaries expense incurred on behalf of the Company totalling $ 57,120. At March 31, 2002 the Company owes $14,000 in salaries to two directors.

        During the quarter ended March 31, 2002 the Company incurred consulting fees of $7,800 to private companies controlled by a significant shareholder.

        During the quarter ended March 31, 2002 the Company issued 2,500,000 restricted common shares valued at $825,000 to a Company associated with a significant shareholder, 525,000 resircted common shares valued at $173,250 toa Company controlled by a significant shareholder,400,000 restricted common shares valued at $132,000 to three directors and 200,000 restricted common shares valued at $66,000 to two employees as part of the acquisition of certain rights to a biomedical project.(See Note 5).

        At March 31, 2002 an amount of $169,409 is owing from two companies with a director in common and an amount of $1,035 is owing from a company controlled by a significant shareholder.

NOTE 8 - CONTINGENCY

        On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation to be rendered with respect to the acquisition of ACGT Corporation. The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. The Company intends to file legal process claiming ownership of the shares and breach of trust inter alia. If successful, the Company intends to cancel the shares and return them to treasury.

NOTE 9 - SUBSEQUENT EVENTS

        In April 2002, the Company issued 350,000 shares of common stock at a price of $.25 per share representing a 25% discount to the market price in settlement of outstanding consulting fees. The Company registered these shares for trading by way of an amended S-8 Registration Statement filed on April 24, 2002.

On April 30, 2002, the Company filed and amendment to its Amended and Re-stated Articles of Incorporation and changed its name to Percise Life Sciences Ltd.

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

OUR BUSINESS. The company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The company underwent a name change to Asdar Group on December 10, 1997 and another name change to Precise Life Sciences Ltd. on April 30, 2002. The company was inactive from 1991 to 1996 and currently has no revenue generating operations. In accordance with SFAS #7, the company is considered a development stage company since January 1, 1996. At March 31, 2002, we had cash of $24,000. We primarily rely on directors and certain shareholders for financing.

        Currently, we own certain interests in oil and gas properties. (See section entitled "Description of Property" for a more detailed discussion on the oil and gas properties). Recently, changed our name from ASDAR Group to Precise Life Sciences Ltd. The reason for the name change was to reflect the fact that we intend to pursue, as part of our business, development and commercialization of medical- related technologies (described more particularly below). We believe that acquiring interests in medical related technologies will increase the total value of the corporation. As of the date of this quarterly report on Form 10QSB, we had not identified any particular technologies. We are in the process of researching potential partnerships and acquisitions which may complement our new business direction. There is no guarantee that we will be able to successfully identify or acquire technology or enter into relationships which will produce revenue. To March 31, 2002, we have suffered an accumulated net loss of $8,852,755. There is no guarantee that we will not continue to suffer significant losses in the foreseeable future.

* On January 16, 2002, Ferdinand Marehard resigned as director, secretary and treasurer.

* On January 16, 2002, Robert Klein, a director, was appointed secretary and treasurer.

* On January 16, 2002, Dr. Hai Shiene Chen, founder of ACGT Corporation, was appointed a director.

* On March 4, 2002, Robert Waters resigned as president, remaining as a director.

* On March 4, 2002, Conrado Beckerman was appointed director and president.

* On March 11, 2002, Dr. Hai Shiene Chen tendered his resignation as director and on March 26, 2002, we accepted his resignation.

        None of the resignations above were the result of any dispute with us. The resignation of Dr. Hai Shiene Chen was necessary to avoid any conflicts of interest during the re-negotiation of the ACGT agreement.

LIQUIDITY AND CAPITAL RESOURCES. For the three-month period ended March 31, 2002, we had total assets of $569,237, including cash resources of $24,000, taxes recoverable of $827, $169,409 due from related parties and $31,332 as the current portion of service contracts. We also had $292,751 invested in oil and gas properties, which is represented by $292,750 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California. The long term portion of service contracts is $50,918. At December 31, 2001, we had total assets of $548,660. The slight increase in assets was primarily due to an increase in the amount due from related parties.

        At March 31, 2002, we had current liabilities of $132,056 which was represented by $119,091 in accounts payable and accrued liabilities and $12,965 due to related parties. At December 31, 2001 we had current liabilities of $116,186. The increase over those periods was primarily due to an increase in funds due to related parties. At March 31, 2002, we had total current assets of $225,568. At March 31, 2002, current assets exceeded current liabilities by $93,512. At December 31, 2001, our total current assets exceeded our total current liabilities by $73,723.

        We do not believe that our current cash resources will be able to maintain our current operations for an extended period of time. We will be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to our development schedule. No assurance can be given, however, that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our working capital requirements. If we are not able to arrange for additional funding or if our officers, directors and shareholders stop advancing funds to us, we may be forced to make other arrangements for financing such as loans or entering into strategic alliances. We have not identified any alternative sources of financing.

RESULTS OF OPERATIONS. We have not yet realized any revenue from operations to date. Loss from operations increased from $224,562 in the first quarter of 2001 to $1,617,269 in the first quarter of 2002. This increase in the loss was largely due to a write-down of the acquistion cost in ACGT Corporation of $1,439,000, a biotech company based in Toronto, Canada. We had initially intended to enter into a transaction with ACGT Corporation. We are attempting to resolve our outstanding issues with ACGT Corporation and are looking at specific aspects of ACGT Corporation's business that may be compatible with DNA diagnostics for animals (See discussion below in the section entitled "Our Plan of Operation for the Next Twelve Months").

        The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.   We will continue to
attempt to arrange for equity financings over the next twelve months to satisfy our working capital requirements. However, there is no guarantee that we will be able to arrange for such financings. Moreover, we have not identified any sources of financings.

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

        During the fiscal year 2002, we intend to focus on providing services related to animal biotechnology and husbandry by developing a system with worldwide applicability, whereby animal DNA profiles can be recorded efficiently and economically.

        Through the use of the latest recombinant DNA techniques, we plan to provide DNA identification for highly valued animals such as thoroughbred horses, purebred dogs and premium quality cattle. Our goal is to make "Precise Life Sciences" certification the recognized stamp of safety and quality. We believe that knowing the precise lineage of these animals can ensure quality, authenticity and public safety. Our proposed bar code identification system and DNA sequencing service will follow the calf all the way to the steak on a consumer's table. This bar code identification will accompany the meat and any analysis for pathogens, hormones, contaminants and the information will be contained in the record of the animal.

        We plan on establishing a medical and clinical advisory board, which will include experienced individuals in the field of animal biotechnology and husbandry. In addition, we will be reviewing the applicability of gene scans and mutation tests.

        We have not yet identified a company which will provide the DNA technology nor do we have the resources to internally develop such technology. Our goal is to identify a company which can provide the resources to develop such technology. However, our plans are extremely speculative and there is no guarantee that we will be able to arrange for the necessary funds to develop DNA technology.

ITEM 3. DESCRIPTION OF PROPERTY.

PROPERTY HELD BY THE COMPANY. As of the dates specified in the following table, we held the following property in the following amounts:

PROPERTY AND CASH
   EQUIVALENTS         MARCH 31, 2001     DECEMBER 31, 2001     MARCH 31, 2002
-----------------      --------------     -----------------     --------------
        Total             $233,958             $28,266              $24,000
-----------------      --------------     -----------------     --------------

        We define cash equivalents as all highly liquid investments with
maturity of 3 months or less when purchased.   We do not presently own any
interests in real estate or own any inventory or equipment.

                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

LAK RANCH OIL PROJECT.

        Rising Phoenix Development Group ("Rising Phoenix"), a former Canadian Exchange listed company, was the original holder of the 100% LAK Ranch Oil Project which is subject to the 19.25% royalty due to the original leaseholders. Derek Resources Corporation ("Derek"), a Canadian Venture Exchange listed company, had the right to earn a 75% working interest from Rising Phoenix through various cash payments and a commitment to a US$3.5 million development program proving the feasibility of oil recovery using SAGD as originally commissioned by Rising Phoenix and outlined in reports by Dr. John Donnelly.

        In September 2000, we acquired from 2U Online.com Inc., a related company, a 25% working interest in the LAK Ranch Oil project. 2U Online.com, Inc., acquired its interest from Rising Phoenix, thus becoming Derek's joint venture partner in this LAK Ranch Oil Project.

        The LAK Ranch Oil Project consists of a steam assisted gravity drainage ("SAGD") production well and surface facilities which has been developed by Derek Resources Corporation ("Derek") pursuant to an option agreement dated September 27, 1997 between a predecessor optionor and Derek. The option agreement provides, among other terms, that Derek could acquire a 75% interest in the project by developing a SAGD well pair and surface facility and fund the initial start up operations for six months at a budgeted cost of $3,500,000. As at September 30, 2001, the project was substantially complete, however Derek has incurred substantial cost overruns of approximately $4,200,000. Derek is asserting a contractual right to collect 25% of this cost overrun from us. We do not believe we are required to pay such fees.

        On March 12, 2001, Derek filed a Notice of Intention to Foreclose in the District Court, Weston County, State of Wyoming for our alleged to pay our share of costs of developing the LAK Ranch Oil Project of approximately $700,000. We have denied any liability for these costs which represent huge cost overruns by Derek in developing the SAGD pilot plant for which a proper accounting has not been provided by Derek to date. We filed a Complaint and Request for Injunctive Relief in the District Court, Weston County, State of Wyoming on March 20, 2001 to protect our interest in the LAK Ranch Oil Project and prohibit Derek from illegally foreclosing on our interest pending a final determination by the Court of the parties' respective rights and obligations under the Sept 27, 1997 option agreement.

        Subsequent to March 12, 2001, various other motions were filed before the Courts by us and Derek Resources Corporation.

        A date had been set for October 31, 2001 to hear all the various motions before the court, however on October 19, 2001, an agreement was reached with Derek to settle the existing litigation on the LAK Ranch Property. The basis upon which each company has agreed to settle the litigation is as follows:

        * We agreed with Derek to discontinue the respective court actions commenced in the State of Wyoming with respect to the LAK Ranch Property.

        * We agreed to release the lis pendins filed against the LAK Ranch Property and will quit claim to Derek all of our right, title and interest in the property.

        * Derek will grant to us a 0.70% (.7 of 1%) proportionate, reducible, Gross Overriding Royalty over all of Derek's interest in the property. This equates to $0.1575 per barrel based on a price of $22.50 per barrel.

        * Payment of the Royalty is to be retroactive to the commencement of production.

        * If Derek sells any or all interest in the LAK Ranch Property, it will pay to us, subject to adjustments, 7.5% of the net sales proceeds on the first US$7,500,000 and 1% on any balance over and above US$7,500,000.

As at March 31, 2002, we had written down the carrying value of its interest in the LAK Ranch Project to the estimated net realizable value of $292,750.

HARVESTER PROPERTY

        On February 26, 2001, we acquired a 50% working interest in the Harvester Prospect, located in the San Joaquin Basin in Kings County, California from International Brooks Petroleum Ltd. To date we have paid a total of $611,556 on the Harvester #1-25 well re-entry program including an acquisition finder's fee of 50,000 shares valued at $29,250. All future costs were to be split 50/50 between us and International Brooks Petroleum Ltd. The re-entry drilling program was completed in July, 2001 to a total depth of 14,242 feet. Subsequent logging of the well identified two primary and five secondary completion targets. We received a cash call for $269,647 as our share of completion costs for the well and this amount was advanced on October 10, 2001. The Vedder zone was initially perforated between 13,264 - 13,360 feet and requires additional swabbing at a later date prior to confirming flow rates and composition of fluids. The Temblor zone was perforated between 11,706 - 11,740 feet. After perforation the well flowed on its own with gas cut fluid. Flow testing of this well is scheduled to recommence in the first half of 2002.

        During the shut down period, we were invoiced for cost overruns on the project to December 31, 2001 in the amount of $50,994 and given a further cash call for $34,870 for more completion costs. We requested a full accounting for the project to make a determination on the cause of cost overruns and on participating in further expenditures on the well. We asked for certain documentation to confirm expenditures on the project to date. Although the operator has provided certain documentation with respect to expenditures, it is our position that the information provided is insufficient to make a proper determination. International Brooks Petroleum has taken the position that we are in default and alleges that our interest has been forfeited. Until we are provided with additional information requested from the operator, we do not consider the company to be in default of our obligations under the agreement. However, based on the results of the re-entry program to date, we have written down our investment in the Harvester Property to a nominal value of $1.

INVESTMENT IN ACGT CORPORATION

        On January 11, 2002, we signed an agreement with Bisell Investments Inc., Y.E.N.N. Asset Management, certain officers, directors and employees of the Company and Travellers Internationl Inc. whereby we acquired the right to purchase 31.6% of Toronto based biotechnology Company, ACGT Corporation, with the ability to acquire a further interest as warranted by the developments of ACGT Corporation. We purchased the rights to purchase the interest in ACGT in exchange for the issuance of eight (8) million restricted shares of our common and the commitment of $5,000,000 in funding over an eight month period for corporate development and working capital within the three divisions of ACGT Corporation. The funding was to be advanced as follows: March 8, 2002 ($1,000,000, was not paid), June 28, 2002 ($2,000,000) and October 28, 2002
($2,000,000). A due diligence review of ACGT Corporation was to be completed by March 8, 2002. On March 8, 2002, we still had not received all the requested information to complete the due diligence process. On March 11, 2002, without any prior written notice, we received a letter from ACGT Corporation stating that the agreement and all subsequent amendments were null and void due to non payment of the March 8, 2002 commitment. We advised with ACGT Corporation that the due diligence process was not complete and it must forward the requested information prior to the release of any further funds. We are attempting re- negotiate the transaction with ACGT Corporation and in the interim we have received our February 18, 2002 deposit. We issued eight
(8) million restricted common shares to various parties to acquire the rights. Of the eight (8) million restricted common shares, 4,375,000 were issued to arms length third parties, 2,500,000 were issued to a Company associated with a signifigant shareholder, 525,000 were issued to a Company controlled by a significant shareholder. 400,000 were issued to directors and 200,000 were issued to employees of the Company. Subsequently, four (4) million of the eight (8) million restricted common shares were cancelled and returned to treasury. These four (4) million cancelled restricted common shares were previously issued to arms length third parties. Due to the inability to complete the terms of the assignment agreement, the Company has written off the acquisition costs totaling $1,439,000.

        On February 21, 2002, we issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered and future services related to the acquisition of a biomedical project. The shares were to be held in in trust and not sold until all necessary financings were concluded to complete the acquisition. Empire Sterling Corporation brached the trust agreement and we placed a stop transfer on the shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, we commenced court proceedings to retrieve the shares. We requested an interim injunction against all parties and were successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. We intend to file legal process claiming ownership of the shares and breach of trust interalia. If successful, we intend to cancel the shares and return them to the Company's treasury.

ITEM 2. CHANGES IN SECURITIES.

(a) On January 12, 2002, we cancelled a total of 47,500 restricted common shares previously issued as a finders fee pursuant to the acquisition of the LAK Ranch Property (25,000 shares) and as settlement of an outstanding loan (22,500 shares). These shares were issued to parties that no longer are associated with the Company.

(b) On January 30, 2002, we issued 1,000,000 common shares in the names and amounts as follows:

              Y.E.N.N. Asset Management             250,000 shares
              May Joan Liu                          250,000 shares
              Palisades Financial Ltd.              250,000 shares
              J & S Overseas Holdings Ltd.          215,000 shares
              Joseph Beyrouti                        35,000 shares

                                                  1,000,000 shares

        We received funds in the amount of $700,000 in full from the above mentioned shareholders in January,2001 pursuant to a private placement and issued the shares in 2002.

(c) On February 19, 2002, we issued to the individuals and entities listed below shares for debt settlement, in the amount of $311,477. The accrued debt was comprised of $57,120 in salaries, $16,357 in payments made on behalf of the Company and $129,200 for outside professional & consulting services performed for the Company and $108,800 for loans made to the Company. The shares were issued at $0.25 per share, equivalent to a 25% discount to the 4-day average market price of $0.337 per share.

              Robert Waters                         168,000 shares
              Joseph Beyrouti                       208,128 shares
              Richard Holmes                        184,000 shares
              John MacAskill                          6,000 shares
              Empire Sterling Corporation (1)       350,000 shares

              Total                                 916,108 shares

        (1) Empire Sterling Corporation is not affiliated with Precise Life Sciences Ltd.

(d) On March 6, 2002, the Company issued 8,000,000 restricted common shares, subsequently reduced to 4,000,000 restricted common shares, in consideration for acquiring the rights to purchase an interest in ACGT Corporation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        On April 3, 2002, our Board of Directors unanimously approved, subject to shareholder approval, an amendment to our Amended and Restated Articles of Incorporation to change our corporate name to Precise Life Sciences Ltd. On April 4, 2002, 11 shareholders representing 8,396,139 shares of common stock or 53.84% approved the name change by action taken by written consent. The amendment to our Amended and Restated Articles of Incorporation became effective April 30, 2002 upon filing with the Nevada Secretary of State a Certificate of Amendment to our Amended and Restated Articles of Incorporation.

ITEM 5.  OTHER INFORMATION

A. SECURITY OWNERSHIP OF MANAGEMENT

        The following table sets forth information as of March 31, 2002 with respect to the ownership of our common stock by each director and by all officers and directors as a group.

Name of                       Address of                  Amount of Shares       % of Outstanding
Beneficial Holder             Beneficial Holder           Beneficially Owned     Common Stock
----------------------        -----------------------     ------------------     ------------
Robert Waters                 2025-1388 W. Georgia St           50,000               0.26%
Vancouver, BC V7T 1A8

Robert Klein                  4540 Woodgreen Place              50,000               0.26%
West Vancouver, BC V7S 2S6

Conrado Beckerman             P.O. Box 34432 StnD.             300,000               1.53%
                              Vancouver, B.C.
                              V6J 4W4

All directors and Officers as a group                          400,000               2.04%



B.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS OF TEN PERCENT OR MORE

Amount and Nature
Title of Class                Name of Beneficial Owner               of Beneficial Owner    Percent of Class
------------------            ------------------------               ------------------     ----------------
Common Stock                  2U Online.com, Inc.                         4,850,039 (1)          41.68%
                              1288 Alberni Street, Suite 806
                              Vancouver, BC  V6E 4N5

Common Stock                  Tek Master Ltd.                               665,000 (2)          17.83%
                              1239 West Georgia Street, Suite 3004
                              Vancouver BC  V6E 4R8

Common Stock                  Y.E.N.N. Assets Management                 2,630,1000 (3)          13.42%
                              Buckinham Square, West Bay Road
                              Seven Mile Beach
                              Cayman Island, B.W.I


        (1) The shares issued to 2U Online.com, Inc. were for the acquisition of the LAK Ranch Property. 2U Online.com, Inc. is a reporting company whose shares are traded on the Pink Sheets.

        (2) The shares issued to Tek Master Ltd. were for the development of the scalable server platform, an abandoned internet related project.

        (3) The shares issued to Y.E.N.N Asset Management (2,500,000 restricted common shares) were for the acquisition of an interest in ACGT Corporation.


C.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During the quarter ended March 31, 2002 the Company issued 168,000 common shares to a director in payment for salaries expense incurred on behalf of the Company totalling $ 57,120. At March 31, 2002 the Company owes $14,000 in salaries to two directors.

        During the quarter ended March 31, 2002 the Company incurred consulting fees of $7,800 to private companies controlled by a significant shareholder.

        During the quarter ended March 31, 2002 the Company issued
2,500,000 restricted common shares valued at $825,000 to a Company associated with a signigicant shareholder, 525,000 restricted common shares valued at $173,250 to a Company controlled by a significant shareholder, 400,000 restricted common shares valued at $132,000 to three directors and 200,000 restricted common shares valued at $66,000 to two employees as part of the acquisition of certain rights to a biomedical project.

        At March 31, 2002 an amount of $169,409 is owing from two companies with a director in common and an amount of $1,035 is owing from a company controlled by a significant shareholder.

D.      SUBSEQUENT CHANGES IN SECURITIES

        In April 2002, we issued 350,000 shares of common stock at a price of $.25 per share representing a 25% discount to the market price in settlement of outstanding consulting fees. We registered the shares by way of an amended S-8 Registration Statement filed on April 24, 2002.

ITEM 6.  EXHIBITS AND FORM 8-K'S.

INDEX TO EXHIBITS

The following documents are incorporated by reference in this Form 10-QSB:

A. Our Form 8-K filed February 1, 2002 announcing the execution of an engagement letter with Labonte & Co. to act as auditors, the appointment of Dr. Hai Shiene Chen as a Director, the appointment of Robert Klein as Secretary and Treasurer, the resignation of Ferdinand Marehard as Secretary, Treasurer and Director and the announcement of an agreement with ACGT Corporation, a Toronto based biotechnology Company.

B. Our Form 8-K filed April 5, 2002 announcing the appointment of Conrado Beckerman as President and Director, the resignation of Robert Waters as President, the renegotiations of our transaction with ACGT Corporation and the resignation of Dr. Hai Shien Chen as a Director.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Quarterly Report on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on May 20, 2002.

Precise Life Sciences Ltd.
a Nevada corporation

By:  /s/ Conrado Beckerman
         ------------------
         Conrado Beckerman

Its:     President