Form 10QSB
period 2002-06-30
PRECISE LIFE SCIENCES LTD
filed 2002-08-19
CIK 746631

===========================================================================


                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT
                     OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 JUNE 30, 2002


               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ___________ to ____________


                        Commission File Number: 0-13597


                        PRECISE LIFE SCIENCES LTD.
          (Exact name of registrant as specified in its charter)


                       NEVADA                        88-0195105
           (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)       Identification No.)




         1239  West Georgia Street, Suite 3004               V6E 4R8
          Vancouver, British Columbia, Canada
   (Address of registrant's principal executive offices)    (Zip Code)


                                  604.664.0499
              (Registrant's Telephone Number, Including Area Code)


===========================================================================


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2002 there were 24,140,319 shares of the issuer's $0.001 par value common stock issued and outstanding.



                                      INDEX


                                                                           Page
Part I.          FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS..........................................F-1 - F-3

        BALANCE SHEETS......................................................F-1

        INTERIM STATEMENTS OF OPERATIONS....................................F-2

        INTERIM STATEMENTS OF CASH FLOWS....................................F-3

NOTES TO INTERIM FINANCIAL STATEMENTS.................................F-4 - F-9

Item 2. Managements Discussion and Analysis of Financial Condition
        And Results of Operations.............................................2

ITEM 3. Description Of Property...............................................5

Part II.        OTHER INFORMATION

Item 1. Legal Proceedings.....................................................6

Item 2. Changes in Securities and Use of Proceeds.............................9

Item 3. Defaults Upon Senior Securities.......................................9

Item 4. Submission of Matters to a Vote of Security Holders...................9

Item 5. Other Information....................................................10

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K......11

SIGNATURES...................................................................12



                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

                           PRECISE LIFE SCIENCES LTD.
                             (formerly Asdar Group)

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   (Unaudited)





                           PRECISE LIFE SCIENCES LTD.
                             (formerly Asdar Group)

                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                      June 30,     December
                                                        2002       31, 2001
                                                    (Unaudited)
                                ASSETS

CURRENT ASSETS
 CASH                                              $       747  $    28,266
 Taxes recoverable                                       1,479        2,707
 Advances receivable                                         -          163
 Due from related parties (Note 7)                     167,016      127,440
 Current portion of service contracts                   31,333       31,333
                                                    ----------   ----------
                                                       200,575      189,909

SERVICE CONTRACTS (Note 4)                              43,085       58,750
OIL AND GAS PROPERTIES (Note 3)                        292,751      300,001
                                                    ----------   ----------

                                                   $   536,411  $   548,660
                                                    ==========   ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued liabilities            $ 130,597    $ 116,186

 Due to related parties (Note 7)                        37,950            -
                                                    ----------   ----------

                                                     $ 168,547    $ 116,186
                                                    ----------   ----------
CONTINGENCIES (Notes 1 and 6)

STOCKHOLDERS' EQUITY (Note 4)
  Common stock, $.001 par value,
  50,000,000 shares authorized
  24,140,319 (2001 - 11,211,707)
  shares issued and outstanding                         24,140       13,724
 Additional paid-in capital                         14,411,041   11,481,869

 Common stock subscriptions                              3,000      633,000
 Deficit accumulated during the development stage  (14,070,317) (11,696,119)
                                                    ----------   ----------

                                                       367,864      432,474
                                                    ----------   ----------

                                                   $   536,411  $   548,660
                                                    ==========   ==========

The accompanying notes are an integral part of these interim financial statements.

                           PRECISE LIFE SCIENCES LTD.
                             (formerly Asdar Group)

                          (A Development Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                                                            Cumulative
                                                   Three         Three            Six              Six            from
                                                  Months        Months         Months           Months       January 1,
                                                   ended         ended          ended            ended         1996 to
                                                June 30,      June 30,        June 30,         June 30,        June 30,
                                                    2002          2001           2002             2001            2002
                                              ----------    ----------     ----------       ----------      ----------

EXPENSES
 Litigation settlement                      $          -  $          -   $          -     $          -    $  2,291,070
 Management and consulting fees                  601,392        49,688        616,484          177,415       1,464,310
 General and administrative                      135,531       107,884        256,736          177,515       1,051,680
 Professional fees                                28,118        83,547         43,246          110,751         552,712
 Interest Expense                                 24,888             -         51,732                -          97,429
 Software development costs                            -             -              -                -         737,300
 Write-down of oil and gas properties                  -             -              -                -       2,009,183
 Write-off of ACGT interest (Note 5)             (33,000)                   1,406,000                -       1,406,000
                                              ----------    ----------     ----------       ----------      ----------
NET LOSS FOR THE PERIOD                     $    756,929  $    241,119   $  2,374,198     $    465,681    $  9,609,684
                                              ==========    ==========     ==========       ==========      ==========



BASIC NET LOSS PER SHARE                    $       0.03  $       0.02   $       0.12     $       0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    21,682,430    11,209,509     19,357,640       10,992,739
                                              ==========    ==========     ==========       ==========

     The accompanying notes are an integral part of these interim financial statements.


                           PRECISE LIFE SCIENCES LTD.
                             (formerly Asdar Group)

                          (A Development Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                               Cumulative
                                                                       Six             Six           from
                                                                    Months          Months      January 1,
                                                                     ended           ended        1996 to
                                                                   June 30,        June 30,       June 30,
                                                                      2002            2001           2002
                                                                ----------      ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                      $  (2,374,198)    $  (465,681)  $ (9,609,684)

Adjustments  to  reconcile  net  loss  to  net  cash   from
operating activities:
- fees and services paid for with common shares                    775,413         167,200      1,733,812
- interest paid for with common shares                              32,925               -         80,872
- software development costs paid for with common shares                 -               -        600,000
- write-down of interest in oil and gas properties                       -               -      2,009,183
- write down of interest in ACGT Corporation                     1,406,000               -      1,406,000
- other non-cash expenses                                                -               -      2,557,382
                                                                ----------      ----------     ----------

                                                                  (159,860)       (298,481)    (1,222,435)
- net changes in working capital items                              31,467          66,029         64,382
                                                                ----------      ----------     ----------

CASH USED IN OPERATING ACTIVITIES                                 (128,393)       (232,452)    (1,158,053)
                                                                ----------      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property acquisitions                                        -       (300,000)      (684,934)
                                                                ----------      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock                                     -               -        445,000
Net proceeds from common stock subscriptions                             -         805,000        633,000
Net advances (to) from related parties                             100,874        (88,180)        345,734
Advances receivable                                                      -          49,000        420,000
                                                                ----------      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES                               100,874         765,820      1,843,734
                                                                ----------      ----------     ----------

INCREASE (DECREASE) IN CASH                                        (27,519)        233,368            747

CASH, BEGINNING OF PERIOD                                           28,266           6,056              -
                                                                ----------      ----------     ----------
CASH, END OF PERIOD                                          $         747   $     239,424  $         747
                                                                ==========      ==========     ==========

Other non-cash transactions:

  During the current period, the Company issued 5,213,321 common shares in settlement of outstanding debts totalling $913,086.

  During the current period, the Company cancelled 47,500 common shares with restrictions previously issued for a finder's fee valued at $7,250 (25,000 shares) and settlement for a loan valued at $2,250 (22,500 shares).

  During the current period, the Company issued 4,000,000 common shares with restrictions for the acquisition of the rights to acquire an interest in ACGT Corporation valued at $1,320,000 and then cancelled 100,000 of these common shares valued at $33,000.

  During the current period, the Company issued 350,000 common shares for outstanding consulting fees totalling $119,000.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

NOTE 3 - OIL AND GAS PROPERTIES

Harvester Property, California, USA:

On February 26, 2001, the Company acquired a 50% working interest in the Harvester Prospect, located in the San Joaquin Basin in Kings County, California from International Brooks Petroleum Ltd. To date the Company has paid a total of $611,556 on the Harvester #1-25 well re-entry program including an acquisition finder's fee of 50,000 shares valued at $29,250. All future costs will be split 50/50 between the Company and International Brooks Petroleum Ltd. The re-entry drilling program was completed in July, 2001 to a total depth of 14,242 feet. Subsequent logging of the well identified two primary and five secondary completion targets. The Company received a cash call for $269,647 as its share of completion costs for the well and this amount was advanced on October 10, 2001. The Vedder zone was initially perforated between 13,264 - 13,360 feet and requires additional swabbing at a later date prior to confirming flow rates and composition of fluids. The Temblor zone was perforated between 11,706 - 11,740 feet. After perforation the well flowed on its own with gas cut fluid. Flow testing of this well recommenced in the first quarter of 2002 and the results were not readily determinable.

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

As a result of the settlement the Company received a 0.7% gross overriding royalty interest in the property in exchange for its 25% interest and no further financial obligations with respect to costs incurred by Derek. At June 30, 2002, the Company has written down the carrying value of its interest in the LAK Ranch Project to the estimated net realizable value of $292,750.

NOTE 4 - SERVICE CONTRACTS

On November 15, 2001, the Company entered into an agreement with Palisades Financial Ltd., a private company controlled by a significant shareholder, with a three-year term, whereby Palisades will provide investment-banking services to the Company (valued at $94,000) in exchange for 200,000 restricted shares of the Company's common stock. At June 30, 2002 the prepaid portion of the service contracts totaled $74,417.


NOTE 5 - INVESTMENT IN ACGT CORPORATION

On January 11, 2002, the Company signed an agreement with Bisell Investments Inc., Y.E.N.N. Asset Management, certain officers, directors and employees of the Company and Travellers International Inc, whereby it acquired the right to purchase 31.6% of Toronto based biotechnology Company, ACGT Corporation (ACGT), with the ability to acquire a further interest as warranted by the developments of ACGT Corporation. The Company has purchased the rights to this transaction in exchange for the issuance of 8,000,000 shares restricted shares of the Company and the commitment of $5,000,000 in funding over an eight month period for corporate development and working capital within the three divisions of ACGT Corporation. The funding was to be advanced as follows: March 8, 2002 ($1,000,000), June 28, 2002 ($2,000,000) and October 28, 2002 ($2,000,000). A refundable deposit of $20,000 was paid on February 18, 2002. A due diligence review of ACGT was to be completed by March 8, 2002. On March 8, 2002, the Company had still not received all the requested information to complete the due diligence process. On March 11, 2002 without any prior written notice, the Company received a letter from ACGT stating that the agreement and all subsequent amendments were null and void due to non-payment of the March 8, 2002 commitment. The Company advised ACGT that the due diligence process was not complete and it must forward the requested information prior to the release of any further funds. The Company is attempting re-negotiations with ACGT Corporation and in the interim has received back the February 18, 2002 deposit. The Company issued 8,000,000 restricted common shares to various parties to acquire the rights. Of the 8,000,000 restricted common shares, 4,375,000 were issued to arms length third parties, 2,500,000 were issued to a Company associated with a significant shareholder, 525,000 were issued to a Company controlled by a significant shareholder, 400,000 were issued to directors and 200,000 were issued to employees of the Company. (See Note 7). Thereafter, 4,100,000 of the 8,000,000 restricted common shares were cancelled and returned to treasury. These 4,100,000 cancelled restricted common shares were previously issued to arms length third parties. Due to the inability to complete the terms of the assignment agreement, the Company has written off the acquisition costs totalling $1,406,000.


NOTE 6 - CAPITAL STOCK

The Company's capitalization is 50,000,000 common shares with a par value of $0.001 per share.

At June 30, 2002, the Company had outstanding share purchase warrants as follows:

  - 1,000,000 warrants to purchase an additional share of par value common stock at $0.75 per share until January 30, 2003.

  - 356,000 warrants to purchase an additional share of par value common stock at $0.60 per share until January 12, 2003.

  - 1,000,000 warrants to purchase an additional share of par value common stock at $0.35 per share until October 17, 2002.

The Company has not granted any stock options to date.

NOTE 6 - CAPITAL STOCK - con't.


During the six months ended June 30, 2002, the Company issued the following shares:


                                                                                                         Deficit
                                                                                                       accumulated
                                                                            Additional                    during
                                                   Number                    Paid In     Treasury          the
                                                     of         Amount       Capital       Stock        development      Total
                                                   shares                                                 stage
                                                ----------    ---------   ------------   ----------   -------------   ----------

Balance, December 31, 2001                    $ 13,724,498    $  13,724   $ 11,481,869    $ 633,000  $ (11,696,119)   $  432,474


Shares cancelled for previous fees                 (47,500)         (47)        (9,453)           -              -        (9,500)

Shares  issued for cash  at  $0.70  per          1,000,000        1,000        629,000     (630,000)             -             -
share less finders fee

Shares  issued for debt at  $0.34  (See            916,108          916        310,562            -              -       311,478
note 7)

Shares issued for ACGT rights at  $0.33          4,000,000        4,000      1,316,000            -              -     1,320,000
(See Note 7)

Shares  issued  for services  at  $0.34            350,000          350        118,650            -              -       119,000
(See Note 7)

Shares  issued for debt at  $0.14  (See          4,297,213        4,297        597,313            -              -       601,610
Note 7)

Shares cancelled for previous services            (100,000)        (100)       (32,900)                                  (33,000)


Net  loss for the six months ended June                  -            -              -            -     (2,374,198)   (2,374,198)
30, 2002                                        ----------    ---------   ------------   ----------   -------------   ----------

Balance, June 30, 2002                          24,140,319       24,140     14,411,041        3,000    (14,070,317)      367,864
                                                ==========    =========   ============   ==========   =============   ==========



NOTE 7 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2002, the Company incurred salaries of $43,000 to two directors and a former director. In addition, the Company issued 168,000 common shares to a director in payment for salaries expense incurred on behalf of the Company totalling $ 57,120. (See Note 6)

During  the  six months ended June 30, 2002 the Company incurred consulting
fees   of   $15,600  to  private  companies  controlled  by  a  significant shareholder.

During the six months ended June 30, 2002 the Company issued 62,500 common shares for consulting services valued at $8,750 to a Company associated with a significant shareholder, 100,000 common shares for consulting services valued at $34,000 to a significant shareholder and 250,000 common shares for consulting services valued at $85,000 to a private Company controlled by a significant shareholder. In addition, the Company issued 375,000 common shares for consulting services valued at $52,500, 123,888 common shares for re-imbursement of expenses valued at $17,344, and 106,250 common shares for repayment of a loan in the amount of $14,875 to an employee of the Company. (See Note 6)

During the six months ended June 30, 2002 the Company issued 2,500,000 restricted common shares valued at $825,000 to a Company associated with a significant shareholder ,525,000 restricted common shares valued at $173,250 to a Company controlled by a significant shareholder, 400,000 restricted common shares valued at $132,000 to three directors and 200,000 restricted common shares valued at $66,000 to two employees as part of the acquisition of certain rights to a biomedical project. (See Note 5).

At June 30, 2002 an amount of $167,016 is owing from a public Company and its subsidiary, with a director in common, an amount of $33,950 is owing to a company controlled by a significant shareholder and $4,000 is owing to one director for accrued salary. These amounts are non interest bearing and have no specific terms of repayment


NOTE 8 - CONTINGENCY

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation. The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.

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

OUR BUSINESS. The company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The company underwent  a  name change to Asdar Group on December 10, 1997  and  another name change to Precise Life Sciences Ltd. on April 30, 2002. The company was inactive from 1991 to 1996 and currently has no revenue generating operations. In accordance with SFAS #7, the company is considered a development stage company since January 1, 1996. At June 30, 2002, we had cash of $747. We primarily rely on directors and certain shareholders for financing.

Currently, we own certain interests in oil and gas properties. (See section entitled "Description of Property" for a more detailed discussion on the oil and gas properties). Recently, we changed our name from ASDAR Group to Precise Life Sciences Ltd.. The reason for the name change was to reflect the fact that we intend to pursue, as part of our business, development and commercialization of medical-related technologies (described more particularly below). We believe that acquiring interests in medical related technologies will increase the total value of the corporation to our . As of the date of this quarterly report on Form 10QSB, we had not identified any particular technology. We are in the process of researching potential partnerships and acquisitions which may complement our new business direction. There is no guarantee that we will be able to successfully identify or acquire technology or enter into relationships which will produce revenue. To June 30, 2002, we have suffered an accumulated net loss of $14,070,317. There is no guarantee that we will not continue to suffer significant losses in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES. For the six-month period ended June 30, 2002, we had total assets of $536,411, including cash resources of $747, taxes recoverable of $1,479, $167,016 due from related parties and $31,333 as the current portion of service contracts. We also had $292,751 invested in oil and gas properties, which is represented by $292,750 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California. The long term portion of service contracts is $43,085. At December 31, 2001, we had total assets of $548,660. The slight increase in assets was primarily due to an increase in the amount due from related parties.

At June 30, 2002, we had current liabilities of $168,547 which was represented by $130,597 in accounts payable and accrued liabilities and $37,950 due to related parties. At December 31, 2001 we had current liabilities of $116,186. The increase over those periods was primarily due to an increase in funds due to related parties. At June 30, 2002, we had total current assets of $200,575. At June 30, 2002, current assets exceeded current liabilities by $32,028. At December 31, 2001, our total current assets exceeded our total current liabilities by $73,723.

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

RESULTS OF OPERATIONS. We have not yet realized any revenue from operations to date. Loss from operations increased from $241,119 in the second quarter of 2001 to $756,946 in the second quarter of 2002. This increase in the loss was largely due to additional outside consulting fees incurred by the Company in relation to developing a DNA based identification and tracking system for animals. (See discussion below in the section entitled "Our Plan of Operation for the Next Twelve Months").

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

We plan on establishing a medical and clinical advisory board, which will include experienced individuals in the field of animal biotechnology and husbandry (See Item 5 - Other Information - Subsequent Events). In addition, we will be reviewing the applicability of gene scans and mutation tests.

We have not yet identified a company which will provide the DNA technology nor do we have the resources to internally develop such technology. Our goal is to identify a company which can provide the resources to develop such technology. However, our plans are extremely speculative and there is no guarantee that we will be able to arrange for the necessary funds to develop DNA technology.

ITEM 3.   DESCRIPTION OF PROPERTY.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

Property and Cash
   Equivalents       June 30, 2001    December 31, 2001    June 30, 2002
-----------------    -------------    -----------------    -------------
Total                  $239,424            $28,266              $747


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

A date had been set for October 31, 2001 to hear all the various motions before the court, however on October 19, 2001, an agreement was reached with Derek to settle the existing litigation on the LAK Ranch Property. The basis upon which each company has agreed to settle the litigation is as follows:

-    We agreed with Derek to discontinue  the  respective   court   actions
     commenced in the State of  Wyoming  with  respect  to  the  LAK  Ranch
     Property.

- We agreed to release the lis pendins filed against the LAK Ranch Property and will quit claim to Derek all of our right, title and interest in the property.

- Derek will grant to us a 0.70% (.7 of 1%) proportionate, reducible, Gross Overriding Royalty over all of Derek's interest in the property. This equates to $0.1575 per barrel based on a price of $22.50 per barrel.

- Payment of the Royalty is to be retroactive to the commencement of production.

- If Derek sells any or all interest in the LAK Ranch Property, it will pay to us, subject to adjustments, 7.5% of the net sales proceeds on the first US$7,500,000 and 1% on any balance over and above US$7,500,000.

As at June 30, 2002, we had written down the carrying value of its interest in the LAK Ranch Project to the estimated net realizable value of $292,750.

HARVESTER PROPERTY

On February 26, 2001, we acquired a 50% working interest in the Harvester Prospect, located in the San Joaquin Basin in Kings County, California from International Brooks Petroleum Ltd. To date we have paid a total of $611,556 on the Harvester #1-25 well re-entry program including an acquisition finder's fee of 50,000 shares valued at $29,250. All future costs were to be split 50/50 between us and International Brooks Petroleum Ltd. The re-entry drilling program was completed in July, 2001 to a total depth of 14,242 feet. Subsequent logging of the well identified two primary and five secondary completion targets. We received a cash call for $269,647 as our share of completion costs for the well and this amount was advanced on October 10, 2001. The Vedder zone was initially perforated between 13,264 - 13,360 feet and requires additional swabbing at a later date prior to confirming flow rates and composition of fluids. The Temblor zone was perforated between 11,706 - 11,740 feet. After perforation the well flowed on its own with gas cut fluid. Flow testing of this well recommenced in the first half of 2002 and the results were not readily determinable.

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

INVESTMENT IN ACGT CORPORATION

On January 11, 2002, we signed an agreement with Bisell Investments Inc., Y.E.N.N. Asset Management, certain officers, directors and employees of the Company and Travellers Internationl Inc. whereby we acquired the right to purchase 31.6% of Toronto based biotechnology Company, ACGT Corporation, with the ability to acquire a further interest as warranted by the developments of ACGT Corporation. We purchased the rights to purchase the interest in ACGT in exchange for the issuance of eight (8) million restricted shares of our common and the commitment of $5,000,000 in funding over an eight month period for corporate development and working capital within the three divisions of ACGT Corporation. The funding was to be advanced as follows: March 8, 2002 ($1,000,000, was not paid), June 28, 2002 ($2,000,000) and October 28, 2002 ($2,000,000). A refundable deposit of $20,000 was paid on February 18, 2002.A due diligence review of ACGT Corporation was to be completed by March 8, 2002. On March 8, 2002, we still had not received all the requested information to complete the due diligence process. On March 11, 2002, without any prior written notice, we received a letter from ACGT Corporation stating that the agreement and all subsequent amendments were null and void due to non payment of the March 8, 2002 commitment. We advised with ACGT Corporation that the due diligence process was not complete and it must forward the requested information prior to the release of any further funds. We are attempting re-negotiate the transaction with ACGT Corporation and in the interim we have received our February 18, 2002 deposit. We issued eight (8) million restricted common shares to various parties to acquire the rights. Of the eight (8) million restricted common shares, 4,375,000 were issued to arms length third parties, 2,500,000 were issued to a Company associated with a significant shareholder,525,000 were issued to a Company controlled by a significant shareholder ., 400,000 were issued to directors and 200,000 were issued to employees of the Company. Subsequently, four (4) million of the eight (8) million restricted common shares were cancelled and returned to treasury. These four (4) million cancelled restricted common shares were previously issued to arms length third parties. Due to the inability to complete the terms of the assignment agreement, the Company has written off the acquisition costs totaling $1,406,000.

On February 21, 2002, we issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered and future services related to the acquisition of a biomedical project. The shares were to be held in trust and not sold until all necessary financings were concluded to complete the acquisition. Empire Sterling Corporation breached the trust agreement and we placed a stop transfer on the shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, we commenced court proceedings to retrieve the shares. We requested an interim injunction against all parties and were successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. We intend to file legal process claiming ownership of the shares and breach of trust interalia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.

On June 5, 2002, we cancelled an additional 100,000 restricted common shares previously issued to an individual in connection with the ACGT Corporation biomedical project.

ITEM 2. CHANGES IN SECURITIES.

  (a) On April 23, 2002, we issued by way of an amended S-8 Registration Statement, 350,000 common shares at a price of $0.25 per share representing a 25% discount to the market price in settlement of outstanding consulting fees as follows:

                    Palisades Financial Ltd. 250,000
                    May Joan Liu             100,000
                                             -------
                    Total shares             350,000
                                             =======



  (b) On May 21, 2002, we issued to the individuals and entities listed below shares for debt settlement, in the amount of $601,610. The accrued debt was comprised of $ 73,500 in salaries, $ 43,360 in payments made on behalf of the Company, $ 469,875 for outside professional and consulting services performed for the Company and $14,875 for loans made to the Company. The shares were issued at $0.08 per share, equivalent to a 40% discount to the 4-day average market price of $0.14125 per share.

               Holm Investments Ltd.                531,250
               Mo Ching Chan                        185,825
               Domain Land Holdings Ltd.            312,500
               E-Vista Commerce Ltd.                687,500
               Joseph Beyrouti                      605,138
               Inter Orient Investments Ltd.        587,500
               J & S Overseas Holdings Ltd.         531,250
               Y.E.N.N.Asset Management              62,500
               Compte de Sierge Accomodative Corp.  375,000
               Robert Jarva                          62,500
               Erzsebet Kiss                         62,500
               Crownhaven Ltd.                       62,500
               Etelka Mehes                          31,250
               Otione Nemedi                         31,250
               John MacAskill                        75,000
               Amazonas Systems Funding Inc.         93,750
                                                  ---------
               Total Shares                       4,297,313
                                                  =========

  (c) On June 5, 2002, we cancelled a total of 100,000 restricted common shares previously issued as settlement of outstanding services performed and to be performed for the Company. These shares were issued to an individual no longer associated with the Company.

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

ITEM 5.  OTHER INFORMATION

A. Security Ownership of Management

The following table sets forth information as of June 30, 2002 with respect to the ownership of our common stock by each director and by all officers and directors as a group.


Name of                Address of                        Amount of Shares      % of Outstanding
Beneficial Holder      Beneficial Holder                 Beneficially  Owned    Common Stock
------------------     ------------------------------    -------------------   ----------------

Robert Waters          2025-1388  W. Georgia St               50,000                 0.21%
                       Vancouver, BC V7T 1A8

Robert Klein           4540 Woodgreen Place                   50,000                 0.21%
                       West Vancouver, BC V7S 2S6

Conrado Beckerman      P.O. Box 34432 StnD.                  300,000                 1.24%
                       Vancouver, B.C.
                       V6J 4W4

All  directors  and  Officers  as  a  group                  400,000                 1.66%


B. Security Ownership of Certain Beneficial Holders of ten percent or more

                                                         Amount and Nature
Title  of  Class       Name of Beneficial Owner          of Beneficial Owner   Percent of Class
------------------     ------------------------------    -------------------   ----------------

Common Stock           2U Online.com, Inc.                 4,815,039 (1)            19.95%
                       1288 Alberni Street, Suite 806
                       Vancouver, BC  V6E 4N5



Common  Stock          Y.E.N.N. Asset Management           2,500,000 (2)            10.36%
                       Buckingham Square - Penthouse
                       Seven Mile Beach, West Bay Rd.
                       Cayman Islands, BWI


(1) The shares issued to 2U Online.com, Inc. were for the acquisition of the LAK Ranch Property. 2U Online.com, Inc. is a reporting company whose shares are traded on the Pink Sheets.

(2) The shares issued to Y.E.N.N. Asset Management (2,500,000 restricted common shares) were for the acquisition of an interest in ACGT Corporation.


C. Certain Relationships and Related Party Transactions

During the six months ended June 30, 2002, the Company incurred salaries of $43,000 to two directors and a former director. In addition, the Company issued 168,000 common shares to a director in payment for salaries expense incurred on behalf of the Company totalling $ 57,120.

During the six months ended June 30, 2002 the Company incurred consulting fees of $15,600 to private companies controlled by a significant shareholder.

During the six months ended June 30, 2002 the Company issued 62,500 common shares for consulting services valued at $8,750 to a Company associated with a significant shareholder, 100,000 common shares for consulting services valued at $34,000 to a significant shareholder and 250,000 common shares for consulting services valued at $85,000 to a private Company controlled by a significant shareholder. In addition, the Company issued 375,000 common shares for consulting services valued at $52,500, 123,888 common shares for re-imbursement of expenses valued at $17,344, and 106,250 common shares for repayment of a loan in the amount of $14,875 to an employee of the Company.

During the six months ended June 30, 2002 the Company issued 2,500,000 restricted common shares valued at $825,000 to a Company associated with a significant shareholder ,525,000 restricted common shares valued at $173,250 to a Company controlled by a significant shareholder, 400,000 restricted common shares valued at $132,000 to three directors and 200,000 restricted common shares valued at $66,000 to two employees as part of the acquisition of certain rights to a biomedical project.

At June 30, 2002 an amount of $167,016 is owing from a public Company and its subsidiary, with a director in common, an amount of $33,950 is owing to a company controlled by a significant shareholder and $4,000 is owing to one director for accrued salary. These amounts are non interest bearing and have no specific terms of repayment.


D.Subsequent Events

(a) Appointments to the Scientific Advisory Board.

On July 23, Dr. Harvey Hoyt was appointed Chairman of the Scientific Advisory Board. Joining Dr. Hoyt on the Board are Dr. Stephen Blezinger and Mr. Humberto Reyes.

HARVEY J. HOYT, M.D.

Dr. Hoyt has had increasing levels of responsibility in the Pharmaceutical Industry (therapeutics, in vitro diagnostics and biologics) in R & D, technical development, business development and general management at the COO and CEO levels, both in major and start-up companies. He has had P&L responsibilities, formulated strategic and operational business plans, developed organizations, partnered with industry and universities, licensed products in and out, raised investments for start-ups, and as CEO took a start-up public and has been involved in over $200 million private and public equity funding. Dr. Hoyt has played key roles in gaining FDA approval of eighty two (82) 510K and nineteen (19) new drug (NDA) and PMA applications. These products have annual sales in excess of seven (7) billion. He has been CEO of two public and four private companies, has led two IPO's and participated in numerous corporate deals.

STEVEN B. BLEZINGER, PHD, P.A.S.

Dr. Blezinger received a PhD in nutrition from Texas A&M University. He's an expert on bovine feeding, metabolism and beef quality assurance programs. Dr. Blezinger has been a consultant to the cattle industry both domestically and internationally. He is a contributing editor to Cattle Today (industry trade newspaper) and Santa Gertrudis USA (Santa Gertrudis Breeders International Association magazine) and Limousin World (Limousin Breeders Association Magazine), Limousin Voice (Canadian Limousin Association), Maine Monitor (Maine Anjou Breeders Association) as well as a number of other popular press periodicals. He has numerous professional publications and distinguished oral presentations.

HUMBERTO REYES, B.S., CEM

Mr. Reyes has more than 25 years of progressive management experience in a variety of industries including VP of Manufacturing, Dade Division at Baxter, VP/GM Chromatography Division, Varian and Associates and Senior VP at Microgenics Corporation, a biotechnology corporation and most recently, President & CEO Oxis Health Products Inc., a biotechnology company in Portland, Oregon. Mr. Reyes is also a former member and chair of the Board of Directors of Response Biomedical, a biotechnology company in Vancouver, Canada.

(b) Appointment of New Officer.

On July 23, Robert Waters, currently a director of the Registrant, was re-appointed President.

(c) Resignation of Officer and Director

On July 23, 2002, the Registrant accepted the resignation of Conrado Beckerman as President and Director of the Registrant. The resignation was not motivated by a disagreement with the Registrant on any matter relating to the Registrant's operations, policies or practices. Mr. Beckerman has elected to focus on his other business interests.

ITEM 6.  EXHIBITS AND FORM 8-K'S.

INDEX TO EXHIBITS

(i) Exhibits

Exhibit 99.01 - Certification of Periodic Report of Chief Executive
                Officer.

Exhibit 99.02 - Certification of Periodic Report of the Chief Financial
                Officer.

(ii) The following documents are incorporated by reference in this Form
     10-QSB:

  A. Our Form 8-K filed April 5, 2002 announcing the appointment of Conrado Beckerman as President and Director, the resignation of Robert Waters as President, the renegotiations of our transaction with ACGT Corporation and the resignation of Dr. Hai Shien Chen as a Director.

  B. Our Form 8-K filed May 3, 2002 announcing the change of name from Asdar Group to Precise Life Sciences Ltd. and the change of trading symbol and cusip number.

  C. Our Form 8-K filed July 25, 2002 announcing the appointments of Dr. Harvey Hoyt, Dr. Steve Blezinger and Mr. Humberto Reyes to the Scientific Advisory Board, the resignation of Conrado Beckerman as President and Director and the re-appointment of Robert Waters as President.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Quarterly Report on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on August 19, 2002.

Precise Life Sciences Ltd.
a Nevada corporation

By:  /s/ Robert Waters
         ---------------
         Robert Waters

Its:     President