Form 10QSB
period 2002-09-30
PRECISE LIFE SCIENCES LTD
filed 2002-11-15
CIK 746631

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF
                      1934 FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2002

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission File Number: 0-13597

                           PRECISE LIFE SCIENCES LTD.
             (Exact name of registrant as specified in its charter)

                       NEVADA                         88-0195105
           (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)       Identification No.)


         1239  West Georgia Street, Suite 3004, Vancouver,     V6E 4R8
                    British Columbia, Canada
     (Address of registrant's principal executive offices)    (Zip Code)


                                  604.664.0499
              (Registrant's Telephone Number, Including Area Code)

================================================================================

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2002 there were 26,666,319 shares of the issuer's $0.001 par value common stock issued and outstanding.

ITEM 1.   Financial Statements







                           PRECISE LIFE SCIENCES LTD.
                             (formerly Asdar Group)

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                                   (Unaudited)





BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS





                           PRECISE LIFE SCIENCES LTD.
                             (formerly Asdar Group)

                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                       September 30,   December 31,
                                                           2002            2001
                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
 Cash
                                                      $          -   $     28,266
 Taxes recoverable                                             623          2,707
 Advances receivable                                             -            163
 Due from related parties (Note 7)                         176,351        127,440
 Current portion of service contracts                       31,333         31,333
                                                           208,307        189,909

SERVICE CONTRACTS (Note 4)                                  35,251         58,750
OIL AND GAS PROPERTIES (Note 3)                            292,751        300,001
                                                         ---------      ---------

                                                      $    536,309   $    548,660
                                                         =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank Overdraft
                                                      $      1,134   $          -
 Accounts payable and accrued liabilities                   77,211        116,186

 Due to related parties (Note 7)                            97,721              -
                                                         ---------      ---------
                                                           176,066        116,186
                                                         ---------      ---------
CONTINGENCIES (Notes 1 and 6)

STOCKHOLDERS' EQUITY (Note 4)
  Common stock, $.001 par value, 50,000,000 shares          26,666         13,724
authorized
      26,666,319 (2001 - 13,724,498) shares issued
and outstanding
 Additional paid-in capital                             14,613,115     11,481,869
 Common stock subscriptions                                      -        633,000
 Deficit accumulated during the development stage      (14,279,538)   (11,696,119)
                                                        ----------     ----------
                                                           360,243        432,474
                                                         ---------      ---------
                                                      $    536,309   $    548,660
                                                         =========      =========

The accompanying notes are an integral part of these interim financial statements.


                           PRECISE LIFE SCIENCES LTD.
                             (formerly Asdar Group)

                          (A Development Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                                               Cumulative
                                        Three         Three          Nine           Nine          from
                                       Months         Months        Months         Months      January 1,
                                        ended          ended         ended          ended       1996 to
                                    September      September     September      September       September
                                     30, 2002       30, 2001      30, 2002       30, 2001       30, 2002
                                   ----------      ---------     ---------      ---------       ---------
EXPENSES
 Litigation settlement                      -              -             -              -       2,291,070
 Management and consulting fees       185,418        132,956       801,902        310,371       1,649,728
 General and administrative            67,258        107,285       323,994        284,800       1,118,938
 Professional fees                      7,179         20,849        50,425        131,600         678,891
 Interest Expense                         361              -        52,093              -          97,790
 Software development costs                 -              -             -              -         737,300
  Write-down (recovery)  of  oil      (50,995)     1,046,633       (50,995)     1,046,633       1,958,188
and gas properties
  Write-off (recovery)  of  ACGT            -              -     1,406,000              -       1,406,000
interest (Note 5)

NET LOSS FOR THE PERIOD           $   209,221    $ 1,307,723   $ 2,583,419    $ 1,773,404     $ 9,818,905

BASIC NET LOSS PER SHARE          $      0.01    $      0.11   $      0.12    $      0.16


WEIGHTED AVERAGE COMMON SHARES     22,326,068     11,733,284    21,870,974      11,240,994
 OUTSTANDING

The accompanying notes are an integral part of these interim financial statements.



                           PRECISE LIFE SCIENCES LTD.
                             (formerly Asdar Group)

                          (A Development Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               Nine Months    Nine Months     Cumulative from
                                           ended September          ended     January 1, 1996
                                                  30, 2002      September    to Sept. 30, 2002
                                                                 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                      $  (2,583,419)  $ (1,307,723)    $  (9,818,905)

Adjustments to reconcile net loss to  net
cash from operating activities:
- fees and services paid for with common           977,013        330,122         1,935,412
   shares
- interest paid for with common shares              32,925              -            80,872
- software development costs paid for                    -              -           600,000
   with common shares
- write-down of interest in oil and gas                  -      1,046,633         2,009,183
   properties
- write down of interest in ACGT                 1,406,000              -         1,406,000
   Corporation
- other non-cash expenses                                -              -         2,557,382
                                                 (167,481)      (396,649)        1,230,056)

- net changes in working capital items              70,705         46,719           103,620

CASH USED IN OPERATING ACTIVITIES                 (96,776)      (349,930)        1,126,436)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property acquisitions                        -      (312,659)         (684,934)

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank Overdraft                                    1,134              -             1,134
Net proceeds on sale of common stock                     -        175,000           445,000
Net proceeds from common stock                           -        658,000           633,000
subscriptions
Net advances (to) from related parties              67,376      (127,316)           312,236
Advances receivable                                      -         55,000           420,000

CASH FLOWS FROM FINANCING ACTIVITIES                68,510        760,684         1,811,370

INCREASE (DECREASE) IN CASH                       (28,266)         98,095                 -

CASH, BEGINNING OF PERIOD                           28,266          6,056                 -

CASH, END OF PERIOD                          $           -    $   104,151       $         -


Other non-cash transactions during the current period:

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

  The Company issued 2,120,000 common shares for outstanding salaries and consulting fees totalling $169,600 and 400,000 common shares for outstanding fees to the scientific advisory board members.

The accompanying notes are an integral part of these interim financial statements.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim
financial  information  and  with  the  instructions  to  Form  10-QSB   of
Regulation S-B. They do not include all information and footnotes  required by
generally  accepted  accounting  principles  for  complete   financial
statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been
made.   Operating results for the nine months ended September 30, 2002  are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

On September 23, 2002, the Company and International Brooks Petroleum Ltd. agreed to settle their differences as follows:

  1. International Brooks Petroleum Ltd. agrees to reserve and pay Precise Life Sciences Ltd., monthly, an amount equal to 2% of the gross proceeds received from the sale of any hydrocarbons obtained from the Property for the prior month . This Royalty Interest shall continue until the later of:

       a) International Brooks' rights in the Property, pursuant to the Lease dated May 1, 2000 and all amendments thereto, are terminated ; or

       b) any subsequent interest in the Property acquired by International Brooks or any associate or affiliate thereof is terminated. At such time, the Royalty Interest shall terminate and be of no further force or effect. At such time as hydrocarbons are obtained from the Property, International Brooks agrees to register the Royalty Interest with the appropriate regulatory authorities in favour of Precise Life.

  2. Precise Life, in consideration of the Royalty Interest to be reserved by International Brooks in favour of Precise Life, agrees to terminate any interest it had, has or may have in the Property pursuant to the Agreement.

  3. Each Company does remise, release and forever discharge each other and its respective successors or assigns, from all actions, causes of action, claims and demands which each

  Company had, now has or will have. This includes any arrears of exploration expenditures which have not been paid by Precise Life and any costs which may be incurred to plug and abandon the Harvester #1-25 well located on the Property.


NOTE 3 - OIL AND GAS PROPERTIES (con't)

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

As a result of the settlement the Company received a 0.7% gross overriding royalty interest in the property in exchange for its 25% interest and no further financial obligations with respect to costs incurred by Derek. At September 30, 2002 the Company has written down the carrying value of its interest in the LAK Ranch Project to the estimated net realizable value of $292,750.

NOTE 4 - SERVICE CONTRACTS

On November 15, 2001, the Company entered into an agreement with Palisades Financial Ltd., a private company controlled by a significant shareholder, with a three-year term, whereby Palisades will provide investment-banking services to the Company (valued at $94,000) in exchange for 200,000 restricted shares of the Company's common stock. At September 30, 2002 the prepaid portion of the service contracts totaled $66,584.

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


During the nine months ended September 30, 2002, the Company issued the following shares:


                                                                                                      Deficit
                                                                                                    accumulated
                                                                  Additional                          during
                                 Number of                         Paid In        Stock                 the
                                   shares           Amount         Capital        Subscriptions     development           Total
                                                                                                       stage
                                ----------       ---------       ------------     -----------      -------------    -------------

Balance,  December  31,         13,724,498       $  13,724       $ 11,481,869     $   633,000      $ (11,696,119)   $     432,474
2001


Shares  cancelled   for            (47,500)            (47)            (9,453)              -                  -           (9,500)
previous fees

Shares issued for  cash          1,000,000           1,000            629,000       (630,000)                  -                -
at  $0.70 a share  less
finders fee

Shares issued for  debt            916,108             916            310,562              -                   -          311,478
at $0.34 (See note 7)

Shares issued for  ACGT          4,000,000           4,000          1,316,000              -                   -        1,320,000
rights  at  $0.33  (See
Note 7)

Shares    issued    for            350,000             350            118,650              -                   -          119,000
services at $0.34  (See
Note 7)

Shares issued for  debt          4,297,213           4,297            597,313              -                   -          601,610
at $0.14 (See Note 7)

Shares  cancelled   for           (100,000)           (100)           (32,900)                                            (33,000)
previous services

Shares issued for  cash              6,000               6              2,994         (3,000)                  -                -
at $0.50 per share

Shares    issued    for          2,120,000           2,120            167,480              -                   -          169,600
services  at $0.08  per
share

Shares issued for  fees            400,000             400             31,600              -                   -           32,000
at $0.08 per share

Net  loss for the  nine                  -               -                  -              -          (2,583,419)      (2,583,419)
months ended Sept.  30,
2002

Balance, September  30,         26,666,319          26,666         14,613,115              -         (14,279,538)         360,243
2002



NOTE 7 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2002, the Company incurred salaries of $43,000 to two directors and a former director. In addition, the Company issued 168,000 common shares to a director in payment for salaries expense incurred on behalf of the Company totalling $ 57,120. (See Note 6)

During the nine months ended September 30, 2002 the Company incurred consulting fees of $23,400 to private companies controlled by a significant shareholder.

During the nine months ended September 30, 2002 the Company issued 62,500 common shares for consulting services valued at $8,750 to a Company associated with a significant shareholder, 100,000 common shares for consulting services valued at $34,000 to a significant shareholder and 250,000 common shares for consulting services valued at $85,000 to a private Company controlled by a significant shareholder. In addition, the Company issued 375,000 common shares for consulting services valued at $52,500, 123,888 common shares for re-imbursement of expenses valued at $17,344,and 106,250 common shares for repayment of a loan in the amountof $14,875 to an employee of the Company. (See
Note 6)

During the nine months ended September 30, 2002 the Company issued 2,500,000 restricted common shares valued at $825,000 to a Company associated with a significant shareholder 525,000 restricted common shares valued at $173,250 to a Company controlled by a significant shareholder, 400,000 restricted common shares valued at $132,000 to three directors and 200,000 restricted common shares valued at $66,000 to two employees as part of the acquisition of certain rights to a biomedical project. (See Note 5).

During the nine months ended September 30, 2002 the Company issued 750,000 shares for consulting services valued at $60,000 to two significant shareholders and 870,000 shares for salary, consulting and other expenses valued at $ 69,600 to two employees. (See Note 6)

At September 30, 2002 an amount of $176,351 is owing from a public Company and its subsidiary, with a director in common, an amount of $81,721 is owing to a significant shareholder and $16,000 is owing to one director for accrued salary. These amounts are non interest bearing and have no specific terms of repayment.

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

Our Business. The company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The company underwent a name change to Asdar Group on December 10, 1997 and another name change to Precise Life Sciences Ltd. on April 30, 2002. The company was inactive from 1991 to 1996 and currently has no revenue generating operations. In accordance with SFAS #7, the company is considered a development stage company since January 1, 1996. At September 30, 2002, we had a cash overdraft of $1,134. We primarily rely on directors and certain shareholders for financing.

Currently, we own certain interests in oil and gas properties. (See section entitled "Description of Property" for a more detailed discussion on the oil and gas properties). Recently, we changed our name from Asdar Group to Precise Life Sciences Ltd. to reflect the fact that we intend to pursue, as part of our business, development and commercialization of medical-related technologies (described more particularly below). We believe that acquiring interests in medical related technologies will increase the total value of the corporation to our . As of the date of this quarterly report on Form 10QSB, we had not identified any particular technology. We are in the process of researching potential partnerships and acquisitions which may complement our new business direction. There is no guarantee that we will be able to successfully identify or acquire technology or enter into relationships which will produce revenue. To September 30, 2002, we have suffered an accumulated net loss of $14,279,538. There is no guarantee that we will not continue to suffer significant losses in the foreseeable future.

Liquidity and Capital Resources.   For the nine-month period ended September 30,
2002, we had total assets of $536,309, including taxes recoverable of $623, $176,351 due from related parties and $31,333 as the current portion of $66,584 in prepaid service contracts. We also had $292,751 invested in oil and gas properties, which is represented by $292,750 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California. At December 31, 2001, we had total assets of $548,660. The slight decrease in assets was primarily due to an increase in the amount due to related parties.

At September 30, 2002, we had current liabilities of $176,066 which was represented by a bank overdraft of $1,134, accounts payable and accrued liabilities of $77,211 and $97,721 due to related parties. At December 31, 2001 we had current liabilities of $116,186. The increase over those periods was primarily due to an increase in funds due to related parties. At September 30, 2002, we had total current assets of $$208,307. At September 30, 2002, current assets exceeded current liabilities by $32,241. At December 31, 2001, our total current assets exceeded our total current liabilities by $73,723.

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

Results of Operations. We have not yet realized any revenue from operations to date. Loss from operations decreased from $1,307,723 in the third quarter of 2001 to $209,221 in the third quarter of 2002. This decrease in the loss was largely due to no impairment provisions to our oil and gas interests.

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

We plan on establishing a medical and clinical advisory board, which will include experienced individuals in the field of animal biotechnology and husbandry (See Item 5 - Other Information - New Appointments). In addition, we will be reviewing the applicability of gene scans and mutation tests.

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

ITEM 3.   Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

-------------------------------------------------------------------------------
Property and Cash
Equivalents         September 30, 2001   December 31, 2001   September 30, 2002
-------------------------------------------------------------------------------
Total                     $ 104,151           $  28,266         $   (1,134)
-------------------------------------------------------------------------------

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

As at September 30, 2002, we have recorded the carrying value of its interest in the LAK Ranch Project to the estimated net realizable value of $292,750.

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

On September 23, 2002, the Company and International Brooks Petroleum Ltd. agreed to settle their differences as follows:

  1. International Brooks Petroleum Ltd. agrees to reserve and pay Precise Life Sciences Ltd., monthly, an amount equal to 2% of the gross proceeds received from the sale of any hydrocarbons obtained from the Property for the prior month. This Royalty Interest shall continue until the later of:

       a) International Brooks' rights in the Property, pursuant to the Lease dated May 1, 2000 and all amendments thereto, are terminated ; or

       b) any subsequent interest in the Property acquired by International Brooks or any associate or affiliate thereof is terminated.

     At such time, the Royalty Interest shall terminate and be of no further force or effect. At such time as hydrocarbons are obtained from the Property, International Brooks agrees to register the Royalty Interest with the appropriate regulatory authorities in favor of Precise Life.

  2. Precise Life, in consideration of the Royalty Interest to be reserved by International Brooks in favor of Precise Life, agrees to terminate any interest it had, has or may have in the Property pursuant to the Agreement.

  3. Each Company does remise, release and forever discharge each other and its
     respective successors or      assigns, from all actions, causes of  action,
     claims and demands which each Company had, now has or will have. This includes any arrears of exploration expenditures which have not been paid by Precise Life and any costs which may be incurred to plug and abandon the Harvester #1-25 well located on the Property.

Investment in ACGT Corporation

On January 11, 2002, we signed an agreement with Bisell Investments Inc., Y.E.N.N. Asset Management, certain officers, directors and employees of the Company and Travellers Internationl Inc. whereby we acquired the right to purchase 31.6% of Toronto based biotechnology Company, ACGT Corporation, with the ability to acquire a further interest as warranted by the developments of ACGT Corporation. We purchased the rights to purchase the interest in ACGT in exchange for the issuance of eight (8) million restricted shares of our common and the commitment of $5,000,000 in funding over an eight month period for corporate development and working capital within the three divisions of ACGT Corporation. The funding was to be advanced as follows: March 8, 2002 ($1,000,000, was not paid), June 28, 2002 ($2,000,000) and October 28, 2002
($2,000,000). A refundable deposit of $20,000 was paid on February 18, 2002.A due diligence review of ACGT Corporation was to be completed by March 8, 2002. On March 8, 2002, we still had not received all the requested information to complete the due diligence process. On March 11, 2002, without any prior written notice, we received a letter from ACGT Corporation stating that the agreement and all subsequent amendments were null and void due to non payment of the March 8, 2002 commitment. We advised with ACGT Corporation that the due diligence process was not complete and it must forward the requested information prior to the release of any further funds. We are attempting re-negotiate the transaction with ACGT Corporation and in the interim we have received our February 18, 2002 deposit. We issued eight (8) million restricted common shares to various parties to acquire the rights. Of the eight (8) million restricted common shares, 4,375,000 were issued to arms length third parties, 2,500,000 were issued to a Company associated with a significant shareholder,525,000 were issued to a Company controlled by a significant shareholder , 400,000 were issued to directors and 200,000 were issued to employees of the Company. Subsequently, four (4) million of the eight (8) million restricted common shares were cancelled and returned to treasury. These four (4) million cancelled restricted common shares were previously issued to arms length third parties. Due to the inability to complete the terms of the assignment agreement, the Company has written off the acquisition costs totaling $1,406,000.

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

Item 2. Changes in Securities.

  (a) On September 5, 2002, we issued to the individuals and entities listed below shares for debt settlement, in the amount of $169,600. The accrued debt was comprised of $ 16,000 in salaries and $ 153,600 for outside professional and consulting services performed for the Company. The shares were issued at $0.05 per share, equivalent to a 40% discount to the 5-day average market price of $0.0786 per share.


                       May Joan Liu               250,000
                       Stephen Liu                500,000
                       Andy Chu                   500,000
                       Joseph Beyrouti            670,000
                       John MacAskill             200,000
                                                =========
                       Total Shares             2,120,000


  (b) On September 5, 2002, we issued a total of 400,000 restricted common shares to the Company's Scientific Advisory Board Members for services performed and to be performed for the Company. These shares were issued at a fair market value of $0.08 per share.

  (c) On September 5, 2002, we issued 6,000 common shares to a private placee. These shares were previously subscribed for at $0.50 per share on July 12, 2001.


Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to Vote of Security Holders

        None.

Item 5. Other Information

A. Security Ownership of Management

The following table sets forth information as of September 30, 2002 with respect to the ownership of our common stock by each director and by all officers and directors as a group.


Name of              Address of                      Amount of Shares        % of Outstanding
Beneficial Holder    Beneficial  Holder              Beneficially Owned      Common Stock
---------------------------------------------------------------------------------------------
Robert Waters        2025-1388 W. Georgia St               50,000                  0.19%
                     Vancouver, BC V7T 1A8

Robert Klein         4540 Woodgreen Place                  50,000                  0.19%
                     West Vancouver, BC V7S 2S6
                                                          =======                  =====
All   directors   and  Officers  as   a   group           100,000                  0.38%


B. Security Ownership of Certain Beneficial Holders of ten percent or more

Name of              Address of                      Amount of Shares        % of Outstanding
Beneficial Holder    Beneficial  Holder              Beneficially Owned      Common Stock
---------------------------------------------------------------------------------------------
Common Stock         2U Online.com, Inc.                4,755,039 (1)             17.83%
                     1288 Alberni Street, Suite 806
                     Vancouver, BC  V6E 4N5

</table


(1) The shares issued to 2U Online.com, Inc. were for the acquisition of the LAK Ranch Property. 2U Online.com, Inc. is a reporting company whose shares are traded on the OTC:BB

C. Certain Relationships and Related Party Transactions

During the nine months ended September 30, 2002, the Company incurred salaries of $43,000 to two directors and a former director. In addition, the Company issued 168,000 common shares to a director in payment for salaries expense incurred on behalf of the Company totaling $ 57,120.

During the nine months ended September 30, 2002 the Company incurred consulting fees of $23,400 to private companies controlled by a significant shareholder.

During the nine months ended September 30, 2002 the Company issued 62,500 common shares for consulting services valued at $8,750 to a Company associated with a significant shareholder, 100,000 common shares for consulting services valued at $34,000 to a significant shareholder and 250,000 common shares for consulting services valued at $85,000 to a private Company controlled by a significant shareholder. In addition, the Company issued 375,000 common shares for consulting services valued at $52,500, 123,888 common shares for re-imbursement of expenses valued at $17,344, and 106,250 common shares for repayment of a loan in the amount of $14,875 to an employee of the Company.

During the nine months ended September 30, 2002 the Company issued 2,500,000 restricted common shares valued at $825,000 to a Company associated with a significant shareholder 525,000 restricted common shares valued at $173,250 to a Company controlled by a significant shareholder, 400,000 restricted common shares valued at $132,000 to three directors and 200,000 restricted common shares valued at $66,000 to two employees as part of the acquisition of certain rights to a biomedical project.

During the nine months ended September 30, 2002 the Company issued 750,000 shares for consulting services valued at $60,000 to two significant shareholders and 870,000 shares for salary, consulting and other expenses valued at $ 69,600 to two employees.

At September 30, 2002 an amount of $176,351 is owing from a public Company and its subsidiary, with a director in common, an amount of $81,721 is owing to a significant shareholder and $16,000 is owing to one director for accrued salary.
These amounts are non interest bearing and have no specific terms of repayment.


D. New Appointments

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

        (b) Appointment of New Officer.

                On July 23, Robert Waters, currently a director of the Registrant, was re- appointed President.

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

       None.

(ii) The following documents are incorporated by reference in this Form 10-QSB:

  A.   Our Form 8-K filed July 25, 2002 announcing the appointments of Dr.
       Harvey Hoyt, Dr. Steve Blezinger and Mr. Humberto Reyes to the Scientific
       Advisory Board, the resignation of Conrado Beckerman as President and Director and the re- appointment of Robert Waters as President.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Quarterly Report on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British
Columbia, Canada, on November 13, 2002.

Precise Life Sciences Ltd.
a Nevada corporation

By:      /s/ Robert Waters
             Robert Waters

Its:     President


                                 CERTIFICATION


                        CERTIFICATION OF PERIODIC REPORT
I, Robert Waters, President and Chief Executive Officer of Precise Life Sciences
Ltd., a Nevada Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350, that:
(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of
Section 13(a) or
15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: November 13, 2002

/s/ Robert Waters
    ---------------
    Robert Waters
    President and Chief Executive Officer




                        CERTIFICATION OF PERIODIC REPORT


I, Robert Klein, Secretary, Treasurer, and the Chief Financial Officer of
Precise Life Sciences Ltd., a Nevada Corporation (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section 1350, that:
(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or
78o(d)); and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated: November 13, 2002


/s/ Robert Klein
    ---------------
    Robert Klein

Secretary, Treasurer and Chief Financial Officer

================================================================================