Form 10KSB
period 2002-12-31
ICEBERG BRANDS CORP
filed 2003-03-31
CIK 746631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from         to

                           ICEBERG BRANDS CORPORATION
             (Exact name of registrant as specified in its charter)

                Nevada                                88-0195105
    (State or other jurisdiction
  of incorporation or organization)      (I.R.S. Employer Identification No.)

                1288 Alberni Street, #806
           Vancouver, British Columbia, Canada                  V6E 4R8
      (Address of registrant's principal executive offices)     (Zip Code)

                                  604-664-0499
              (Registrant's Telephone Number, Including Area Code)

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

As of December 31, 2002, there were 12,856,631 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):  Yes   No(X)

                             ICEBERG BRANDS CORPORATION
                                A Nevada corporation

Index to Registration Statement on Form 10-KSB

ITEM NUMBER and CAPTION                                                   PAGE

PART I.

1.  Description of Business..................................................2

2.  Description of Property.................................................14

3.  Legal Proceedings.......................................................14

4.  Submission of Matters to a Vote of Security Holders.....................15

PARY II

5.  Market Price for the Asdar Group's Common Equity and Related
    Stockholders Matters................................................. ..16

6.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations...................................................19

7.  Financial Statements.......................................... .F-1 - F-23

8.  Changes in and Disagreements with Accountants...........................23

9.  Directors, Executive Officers, Promoters and Control Persons............24

10. Executive Compensation - Remuneration of Directors and Officers.........25

11. Security Ownership of Certain Beneficial Owners and Management..........26

12. Certain Relationships and Related Transactions..........................27

13. Index to Exhibits.......................................................29

14. Controls and Procedures.................................................29

    SIGNATURES..............................................................29

    CERTIFICATIONS..........................................................30

THIS REPORT ON FORM 10-KSB IS FOR THE YEAR ENDING DECEMBER 31, 2002. THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN MARCH 2003. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF DECEMBER 31, 2002. ICEBERG BRANDS CORPORATION HAS INCLUDED A SECTION BELOW ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO DECEMBER 31, 2002.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Our Background. Iceberg Brands Corporation was formed under the laws of the State of Nevada on November 29, 1983 under the name Venture Group, Inc. On February 11, 1986, an amendment to the Articles of Incorporation was filed changing the corporate name to Asdar Corporation. On December 11, 1987, another amendment to the Articles of Incorporation was filed changing the corporate name to Asdar Group. On February 18, 2001, Asdar Group filed a Certificate of Reinstatement with the Secretary of State of Nevada. On April 30, 2002, another amendment to the Articles of Incorporation was filed changing the corporate name to Precise Life Sciences Ltd. On February 18, 2003, another amendment to the Articles of Incorporation was filed changing the corporate name to Iceberg Brands Corporation.

Iceberg Brands Corporation was originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Nevada. Iceberg Brands Corporation, under former management, from its inception in 1983 to 1986, was engaged primarily in the acquisition of controlling equity positions in companies experiencing financial or operating difficulties. During 1985 and 1986, Iceberg Brands Corporation sold its equity positions in these companies.

Iceberg Brands Corporation, under former management, in 1987, announced its Registration Distribution Program, which was designed to assist privately-owned companies in becoming publicly held. As a result of a regulatory review in 1988, certain changes were required to be made to the program which former management deemed to be impracticable and all efforts in this business were terminated in 1990.

Our Business

Iceberg Brands Corporation was inactive and a shell corporation from 1991 to December 1995, when the company began the process of identifying potential business interests, including, but not necessarily limited to, interests in the "Internet E-Commerce". In this regard, on March 8, 2000, Iceberg Brands Corporation signed a Technology Development Agreement with TekMaster Ltd., a British Columbia corporation, and with Xntrik Enterprises Ltd., a British Columbia corporation (the "Tech Agreement"), to fund development of a Scalable Server Platform. The Tech Agreement called for Iceberg Brands Corporation to issue two million (2,000,000) shares of the company's $.001 par value common stock with Rule 144 Restrictions, valued at $600,000 and to fund two hundred thousand ($200,000) dollars in Canadian Funds for ongoing development costs. The Tech Agreement also called for Xntrik Enterprises Ltd. to design and develop the software and for Tek Master Ltd. to design an interface for an administrative toolkit to manage clients.

Iceberg Brands Corporation spent U.S. $737,300 to develop the scalable server platform. However, with the sharp decline in the Internet industry, Iceberg Brands Corporation decided to abandon the project. The costs associated with this project were expensed.

The Wyoming Property.

During the time Iceberg Brands Corporation was reconsidering its Internet-related activities, it decided to pursue oil and gas interests. In that regard, on September 20, 2000, Iceberg Brands Corporation signed an Asset Purchase and Sale Agreement with 2U Online.com, Inc. ("2U"), a Delaware corporation, whereby Iceberg Brands Corporation acquired all of 2U's working interest to the oil and natural gas rights on a Wyoming Property located in the Powder River Basin of eastern Wyoming (the "LAK Ranch") for five million (5,000,000) shares of Iceberg Brands Corporation's $0.001 par value common stock. On October 13, 2000, the Assignment of Working Interest in Oil and Gas Lease was filed in the Offices of County Clerk for Weston County, Wyoming, whereby 2U's 25% working interest in the Wyoming Property was transferred and assigned to the Iceberg Brands Corporation and Iceberg Brands Corporation issued to 2U five million (5,000,000) shares of its $0.001 par value common stock with Rule 144 restrictions. The LAK Ranch Project was introduced to Iceberg Brands Corporation by May Joan Liu, now a consultant to Iceberg Brands Corporation, after Iceberg Brands Corporation's management expressed an interest in acquiring a viable oil and gas venture. May Joan Liu received a finders fee of 475,000 shares of Iceberg Brands Corporation's $0.001 par value common stock and Steve Nemergut, former President and a Director of Iceberg Brands Corporation, received a finders fee of 25,000 shares of Iceberg Brands Corporation's $0.001 par value common stock.

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

During December 2000 and January 2001, a dispute arose between the Iceberg Brands Corporation and Derek concerning Derek's expenditures and operations under a September 24, 1997, Option Agreement addressing development of a pilot SAGD oil recovery plant on the LAK Ranch site. The parties were unable to agree about Derek's decision to incur certain expenses for the LAK project in light of the terms of the Option Agreement. Derek also asserted certain demands for payment concerning its development of the LAK Ranch site project which Iceberg Brands Corporation felt were inconsistent with the terms of the Option Agreement. Derek ultimately asserted a purported right to foreclose a lien against Iceberg Brands Corporation's interest in the LAK property and Iceberg Brands Corporation disagreed and disputed the legality of Derek's lien assertions and activities. As a result, the Iceberg Brands Corporation filed a lawsuit against Derek in Wyoming District Court in Weston County, Wyoming requesting an accounting by Derek of its expenditures and seeking other relie

On October 19, 2001, an agreement was reached with Derek to settle the existing litigation on the LAK Ranch Property. The settlement is as follows:

 - Precise and Derek will agree to discontinue their respective court actions commenced in the State of Wyoming with respect to the LAK Ranch Property.
 - Precise will release the lis pendens filed against the property and will quitclaim to Derek all of Iceberg Brands
    Corporation's right, title and interest in the property.
 - Derek will grant to Precise a 0.70% (.7 of 1%) proportionate, reducible, Gross Overriding Royalty over all of Derek's interest in the property. This equates to $0.1575 per barrel based on a price of $22.50 per barrel.
 - Payment of the royalty is to be retroactive to the commencement of production.
 - If Derek sells any or all of its interest in the LAK Ranch Property, it will pay to Asdar, subject to adjustments, 7.5% of the net sales proceeds on the first US$7,500,000 and 1% on any sums over US$7,500,000.

As a result of the settlement, Iceberg Brands Corporation has written down the carrying value of its interest in the LAK Ranch property to the nominal value of $1, resulting in a loss in 2002 of $241,754 (2001-$1,639,382).

The California Property.

On February 26, 2001, Iceberg Brands Corporation signed a Working Interest Agreement with International Brooks Petroleum Ltd. whereby Iceberg Brands Corporation acquired a 50% working interest in a property described as the E/2 of Section 24, all of Section 25, and the NE/4 of Section 36 all located within Township 23 South, Range 21 East, mount Diablo Base And Meridian, Kings County, California containing 1,120 acres more or less. Iceberg Brands Corporation acquired this interest for a total payment to International Brooks Petroleum Ltd. of $312,659 USD, to be spent on a re-entry program on the Harvester #1-25 well. The well is located northeast of the East Lost Hills deep gas discovery. After the initial $300,000 is spent, future costs will be split 50/50 between Iceberg Brands Corporation and International Brooks Petroleum Ltd. A finders fee of 50,000 shares of Iceberg Brands Corporation's common stock with Rule 144 restrictions, valued at $29,250, was issued to May Joan Liu on April 4, 2001 with respect to this acquisition.

On July 10, 2001, the Company's re-entry program on the Harvester #I-25 in Bakersfield, California commenced. As of August 1, 2001 the Operator had penetrated the well bore of the Harvester I-25 well to a total depth of 14,242 feet. Logging of the Temblor, Vedder, Kreyenhagen and Vaqueros formations was performed by Halliburton Energy Services in Houston, Texas using Halliburton's RMT Elite through the pipe logging tool. The subsequent report indicated 486 feet of gross pay identified with 250 feet of net pay as shown below: ZONE

ZONES               DEPTH (ft)              GROSS PAY                NET PAY
------------------------------------------------------------------------------
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

Iceberg Brands Corporation conducted a review of the analysis with its technical staff and determined the completion program for the well. The estimated completion costs for the well were $539,295.00. On October 10, 2001 Iceberg Brands Corporation advanced its 50% share of these costs or $269,647.50 to the operator and the next stage in the program began on October 15, 2001. This involved perforation of the well casing and testing to determine the flow rates that can be achieved. The primary target for perforation and testing was the interval 13,264 -13,360 located in the Vedder formation. The target is contained in clean productive gas sand, which exhibits a porosity ranging between 18 and 22%. This target was successfully perforated and the well was swabbed for four hours on November 27, 2001. Additional swabbing, using a more economical swabbing rig is required for the perforated interval and has been postponed until the second zone is perforated.

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

During the shut down period, Iceberg Brands Corporation was invoiced for cost overruns on the project to December 31, 2001 in the amount of $50,995 and given a further cash call for $34,870 for more completion costs. Iceberg Brands Corporation requested a full accounting for the project to make a determination on the cause of cost overruns and on participating in further expenditures on the well. Iceberg Brands Corporation asked for certain documentation to confirm expenditures on the project to date. Although the operator has provided certain documentation with respect to expenditures, it is Iceberg Brands Corporation's position that the information provided is insufficient to make a proper determination. International Brooks Petroleum Ltd. has taken the position that Iceberg Brands Corporation is in default and alleges that Iceberg Brands Corporation's interest has been forfeited. Until Iceberg Brands Corporation is provided with additional information requested from the operator, it does not consider itself to be in default of its obligations under the agreement. However, based on the results of the re-entry program to date, Iceberg Brands Corporation has written down its investment to date in the Harvester Property to a nominal value of $1, resulting in a loss of $662,550.

On September 23, 2002, the Company and International Brooks agreed to settle their differences as follows:

1. International Brooks Petroleum Ltd. agrees to reserve and pay Iceberg Brands Corporation, monthly, an amount equal to 2% of the gross proceeds received from the sale of any hydrocarbons obtained from the Property for the prior month. This Royalty Interest shall continue until the later of:

     a) International Brooks' rights in the Property, pursuant to the Lease dated May 1, 2000 and all amendments thereto, are terminated;

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

3. Each Company does remise, release and forever discharge each other and its respective successors or assigns, from all actions, causes of action, claims and demands which each Company had, now has or will have. This includes any arrears of exploration expenditures which have not been paid by Precise Life ($50,995) and any costs which may be incurred to plug and abandon the Harvester #1-25 well located on the Property.

The ACGT Corporation Agreement.

By assignment and agreement dated January 11, 2002 and subsequent amendments, Iceberg Brands Corporation acquired the right to purchase 31.6% of Toronto-based Biotechnology Company, ACGT Corporation, with the ability to acquire a further interest as warranted by the developments of ACGT. Iceberg Brands Corporation had purchased the rights, title and interest in this transaction from third parties in exchange for the issuance of 8,000,000 restricted shares of Iceberg Brands Corporation Iceberg Brands Corporation had committed to provide ACGT with US$5,000,000 over an 8 month period for corporate development and working capital within ACGT's three divisions.

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

In ACGT's DNA Diagnostic Products Division, ACGT is developing a multifunctional diagnostic instrument system known as MFD System Ware. This system utilizes ACGT's patented DNA/RNA analysis methods to detect disease-causing micro-organisms at a molecular level. MFD System Ware consists of proprietary equipment and supporting software, test columns and test kits. The system provides detection sensitivity, accuracy, cost-effective price and operational simplicity.

In ACGT's Gene Therapy Division, products include Gene Therapy Methodology, Gene Therapy Kits (for each disease) as well as Gene Therapy clinical treatment.

The first advance of funds to ACGT was made on February 18, 2002 (a $20,000 refundable deposit) and Iceberg Brands Corporation had attempted to complete its due diligence review of ACGT Corporation prior to the next payment date of March 8, 2002. Iceberg Brands Corporation did not receive the requested information from ACGT Corporation to complete its due diligence process by March 8, 2002 and, therefore, did not make another payment. The Company attempted re-negotiations with ACGT Corporation and in the interim had received back the February 18, 2002 deposit. The Company issued 8,000,000 pre-reverse split restricted common shares to various parties to acquire the rights. Of the 8,000,000 restricted common shares, 4,375,000 were issued to arms length third parties, 2,500,000 were issued to a Company associated with a significant shareholder, 525,000 were issued to a Company controlled by a significant shareholder, 400,000 were issued to directors and 200,000 were issued to employees of the Company Due to the inability to complete the terms of the assignment agreement, 4,100,000 of the 8,000,000 restricted common shares were surrendered to the Company, cancelled and returned to treasury. These 4,100,000 cancelled restricted common shares were previously issued to arms length third parties. The Company has terminated this acquisition and has written off the acquisition costs totaling $1,406,000.

Animal Biotechnology and Husbandry Project

The Company, unable to re-negotiate its agreement with ACGT Corporation, decided to pursue a project in animal biotechnology and husbandry, using the latest recombinant DNA techniques. The project is designed to provide recognizable safety and quality control standards for animals and livestock worldwide by implementing a DNA based identification and tracking system. Consumers and wholesalers of livestock and meat products will gain assurances that their product is disease free and cultured at certified farms that meet essential quality control and rigorous safety standards. Any livestock product will be traceable quickly and easily back to its farm of origin and slaughterhouse, in compliance with standards to come into effect over the next three years by the European Union (EU) and various South American Agricultural ministries.

To establish recognized assurance in the industry, Iceberg Brands Corporation
(PLS) is intending to provide test services to farms on contract and data services to exporters, wholesalers and retailers as an objective third party. The PLS traceability solution will consist of operating its own labs or associated labs to provide its own DNA verification, independent from wholesalers and farms that may not be impartial due to the negative economic consequences on their businesses.

In the expanding field of animal biotechnology and husbandry, PLS will establish a traceability and diagnostic system, whereby animal DNA profiles can be recorded efficiently and economically for healthier and safer standards worldwide. PLS will charge a fee to producers and distributors to test, store data and provide certification of animals.

The technology and system is intended to work as follows:

- The farmer takes a blood sample of the newborn calf and sends it to the PLS labs for DNA Sequencing.

- The analyzed PLS/DNA profile will be transmitted via e-mail to the farmer and stored in a central data registry for future identification purposes.

- The calf will receive certification and the farm will maintain its compliance with agricultural and export regulations provided that it meets set standards.

- A barcode containing its individual DNA information will be affixed to the calf

- This barcode identification will accompany the calf and any future analysis for pathogens, hormones, and contaminants and will be contained in the historic record of the animal and the meat.

- After the calf/cow is slaughtered, the PLS/DNA records will be permanently (or period set by regulators) maintained in the data bank and be available to consumers, wholesalers as required by regulation.

- Random manual spot checks for proper recording of DNA information to barcodes will be conducted by PLS staff to maintain system integrity.

In the future, PLS's system using DNA identification, stored in barcodes will allow the consumer to follow the calf all the way to the steak on the consumers table. Restaurants will have the origin and historical description of the beef they're offerings in their menus while grocery stores will have barcode readers (similar to the price readers at retail stores) giving the beef's historical information.

In May, 2002, the Company formed a Scientific Advisory Board comprised of three qualified individuals in the field of biotechnology. The Company issued 400,000 pre split common shares valued at $32,000 as compensation to its three members of the scientific advisory board. In December, 2002, the Company decided the project be abandoned in order for the Company to focus on its investment in Iceberg Acquisition Corporation.

The Iceberg Acquisition Corporation Agreement

On December 22, 2002, the Company signed an agreement with Iceberg Acquisition Corporation, whereby it will acquire 100% interest in Iceberg Acquisition Corporation upon the issue of ten million (10,000,000) restricted common shares of the Company to Iceberg Acquisition Corporation and upon compliance with the terms of a certain Letter of Intent dated December 21, 2002 (as amended February 17,2003) between Iceberg Acquisition Corporation, a Nevada Corporation and Iceberg Drive Inn, Inc., a Utah Corporation. The Company has been assigned 100% of the general terms and conditions agreed to by Iceberg Acquisition Corporation in the Letter of Intent dated December 21, 2002 (as amended February 17, 2003) with Iceberg Drive Inn, Inc. by payment of the initial $25,000 non-refundable deposit to the controlling shareholders of Iceberg Drive Inn, Inc. The general terms and conditions the Company must perform, satisfy and comply with in order for Iceberg Drive Inn, Inc. to tender all of their common voting shares to Iceberg Acquisition Corporation are as follows (See Exhibit 10.1 and 10.2):

1. A non-refundable payment of $25,000 to the controlling shareholders of Iceberg Drive Inn, Inc. upon execution of the Letter of Intent dated December
    31, 2002. (paid by  Company).

2. A payment of $95,000 to the controlling shareholders of Iceberg Drive Inn, Inc. on or before February 12, 2003. (paid by Iceberg Acquisition Corp.)

3. A payment of $105,000 to the controlling shareholders of Iceberg Drive Inn, Inc. upon delivery of audited financial statements of Iceberg Drive Inn, Inc. as at December 31, 2002, to the Company. This payment will effectively close the transaction.

4. A further payment of $1,050,000 to the controlling shareholders of Iceberg Drive Inn, Inc. payable in five equal quarterly payments of $210,000. The firstpayment will be paid on July 12, 2003 and follow every ninety (90) days thereafter until paid in full.

5. The issue of 500,000 common shares of the Company upon the closing date of the transaction.

6. The issue of $3,000,000 worth of convertible preferred shares of the Company upon the closing date of the transaction. Each share issued will yield a dividend of sixty cents per year. Dividend payments will be made quarterly. Preferred shares will be convertible into common shares at a ratio of one preferred share to five common shares at any time. The Company may repurchase preferred shares within thirty days written notice for the face value of $10 per share. Shareholders have the option to convert preferred shares to common shares at the ratio aforementioned within the thirty day period.

Iceberg Drive Inn quick service restaurants specialize in quality hand made ice treats, old-fashioned hamburgers, french fries and hand breaded onion rings. Each restaurant is designed to purvey a feeling of an old-fashioned neighborhood "burger joint" or malt shop. Iceberg's distinctive "over the rim" extra thick shakes, made in dozens of flavors, have made the brand famous and set it apart from competitors.

The original Iceberg Drive Inn opened in the summer of 1960 in Salt Lake City, Utah. The founders created the concept from a small 600 square foot farmhouse equipped with a chicken coop on the corner of what later became a busy city intersection. As Iceberg grew to 1,200 square feet, it quickly became the city's most popular ice cream destination with a reputation for providing innovative new shake flavors that could be found nowhere else. The complete range of Iceberg treats and food offerings were then created over time to satisfy the increasing customer following.

Though the Iceberg Drive Inn name connotes the image of a drive-in restaurant, complete with carhops and window trays, Iceberg does not offer car service, except through a drive up window. The distinctive spelling of the term "Drive Inn" (rather than "drive-in") goes back to the original opening of the Iceberg when the founder decided it appeared more friendly to invite people to visit an "inn" rather that simply "drive-in" for a treat.

In 1996 the original Iceberg Drive Inn was purchased by the KCJS group. Iceberg continued to be extremely popular under the leadership of the KCJS group. In fact, it became even more successful. The new ownership group was able to increase revenues from the small Iceberg location by close to 90% since they took over.

In early 2000, the limited franchising of the Iceberg Drive Inn concept began. Immediately, strong interest was shown by potential franchisees to expand the brand presence. To accommodate the proper franchising of the concept a new company, Iceberg Drive Inn, Inc. was formed. Iceberg Acquisition Corporation not only looks forward to continuing the same great service and products as its predecessors, but also plans to expand Iceberg locations, with their great-specialized thick ice-cream shakes, throughout the United States and Canada. Currently there are eleven franchised locations operating with an additional 13 locations planned by the end of 2003.

Employees.

At December 31, 2002, Iceberg Brands Corporation had 2 full time employees other than its officers.

The Following are Material Subsequent Events (Occurring after December 31,
2002).

Amendments to the Articles of Incorporation

On February 14, 2003, the Company held a Special Meeting whereby the Board of Directors, by unanimous consent and with majority shareholder approval, adopted, effective March 3, 2003, the following amendments to its Articles of
Incorporation:

1. Changed its name from Precise Life Sciences Ltd to Iceberg Brands
   Corporation.

2. Changed its Cusip number from 74018W 10 4 to 45105K 10 4 and its Symbol from PSLF to IBGB.

3. Increased the authorized common shares that the Company shall have authority to issue from fifty million shares (50,000,000) shares of capital stock with par value of $0.001 per share to two hundred million (200,000,000) shares of capital stock with par value of $0.001 per share.

4. Created a new class of convertible preferred Class A voting capital stock. The aggregate number of preferred Class A voting shares that the Company shall have authority to issue is five million (5,000,000) shares with a par value of $0.001 per share.

5. Created a new class of convertible preferred Class B non-voting capital stock. The aggregate number of preferred Class B non-voting shares that the Company shall have authority to issue is five million (5,000,000) shares with a par value of $0.001 per share.

Financing

In February, 2003, the Company, through Iceberg Acquisition Corporation, arranged a financing of 800,000 units at $0.125 per unit for proceeds of $100,000. Each unit consists of one common share plus a warrant entitling the holder to purchase an additional one-half share at a price of $2.00 per share for two years. The proceeds from this private placement were used to make the required payment to the shareholders of Iceberg Drive Inn, Inc. The Company will continue to raise private placement funds on a best efforts basis until June 30, 2003.

ITEM 2. DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Iceberg Brands Corporation held the following property in the following amounts:

Property                December 31, 2002       December 31, 2001
-----------------------------------------------------------------
Cash and equivalents    US $(1,934)             US $28,266

Iceberg Brands Corporation defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. Iceberg Brands Corporation does not presently own any interests in real estate. Iceberg Brands Corporation does not presently own any inventory or equipment.

Facilities. Iceberg Brands Corporation does not own any real or personal property. Prior to August 1, 2000, Iceberg Brands Corporation's President provided office space. However, as of August 1, 2000, Iceberg Brands Corporation has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,050.00 per month for a period of 3 years. Iceberg Brands Corporation also pays Holm Investments Ltd. $800.00 per month for office and secretarial services. Iceberg Brands Corporation's principal corporate offices are located at 1288 Alberni Street, Suite 806, Vancouver, BC V6E 4R8.


ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Name change.

 On april 4, 2002, the registrant filed a preliminary schedule 14c information statement to announce that a majority of the shares entitled to vote on such matters, approved the change of registrant's name from asdar group to "precise life sciences ltd.". On april 18, 2002, having not received any comments from the securities and exchange commission, filed a definitive schedule 14c information statement. Having mailed the schedule 14c to all of its shareholders entitled to vote on such matters and the requisite time having passed, on march 30, 2002, the company filed a certificate of amendment to its articles of incorporation with the secretary of state of nevada changing its name to precise life sciences ltd. (See exhibit 3.1).

   Change of symbol and cusip number.

 Commensurate with the name change, registrant also took the necessary steps to change its symbol and cusip number. Therefore, the company's cusip number has changed from 043650 308 to 74018w 10 4. Effective on the open of business on may 2, 2002, the registrant's symbol changed from xbet to "pslf".

   Reverse stock split.

The company's authorized capital stock consisted of 50,000,000 shares of common stock with $0.001 par value per share, of which 26,666,319 were issued and outstanding. On december 2, 2002, the board of directors declared a one for ten reverse stock split of all the company's outstanding common stock without any change in par value for the shares of common stock. The company's capitalization of 50,000,000 shares with a par value of $0.001 per share remains the same after the split as it was before the split. Shareholder approval required to effect the reverse stock split was obtained and on december 4, 2002 the company filed a certificate with the secretary of state of nevada authorizing the one for ten reverse stock split. (See exhibit 3.2)

  Change of symbol and cusip number.

Commensurate with reverse stock split, the company also took the necessary steps to change its symbol and cusip number. Therefore, the company's cusip number has changed from 74018w 10 4 to 74018w 20 3. Effective on the open of business on december 12, 2002, the company's symbol changed from pslf to "plfl".

See "subsequent events" section above for a discussion on further changes to the articles of incorporation.

PART II

ITEM 5. MARKET PRICE FOR THE ICEBERG BRANDS CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As at December 31, 2002 there were approximately 2,000 holders of the outstanding shares of the Iceberg Brands Corporation's $0.001 par value common stock. Iceberg Brands Corporation participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the most recent trading symbol "PLFL". According to quotes provided by cbsmarketwatch.com, the Iceberg Brands Corporation's common stock has closed at:

Quarter                 High      Low
---------------------------------------
2001 First Quarter      $1.16   $0.55
2001 Second Quarter     $0.65   $0.47
2001 Third Quarter      $0.57   $0.40
2001 Fourth Quarter     $0.52   $0.32
2002 First Quarter      $0.41   $0.28
2002 Second Quarter     $0.40   $0.06
2002 Third Quarter      $0.10   $0.07
2002 Fourth Quarter     $0.22*  $0.01

* This figure is post reverse split, effective December 12, 2002. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

Common Stock.

Iceberg Brands Corporation is authorized to issue 50,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of Iceberg Brands Corporation constitute equity interests in Iceberg Brands Corporation entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. As of December 31, 2002, 12,856,631 shares of the Iceberg Brands Corporation's common stock were issued and outstanding.

The holders of Iceberg Brands Corporation's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of Iceberg Brands Corporation or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors.

The holders of Iceberg Brands Corporation's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to Iceberg Brands Corporation's common stock. All of the outstanding shares of Iceberg Brands Corporation's common stock are duly authorized, validly issued, fully paid and non-assessable.

Dividends.

The holders of the Iceberg Brands Corporation's common stock are entitled to receive dividends when, as and if declared by Iceberg Brands Corporation's Board of Directors from funds legally available therefore; provided, however, that cash dividends are at the sole discretion of Iceberg Brands Corporation's Board of Directors. In the event of liquidation, dissolution or winding up of Iceberg Brands Corporation, the shareholders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of Iceberg Brands Corporation and after provision has been made for each class of stock, if any, having preference in relation to Iceberg Brands Corporation's common stock.

Iceberg Brands Corporation has never declared or paid any dividends on its common stock. Iceberg Brands Corporation does not intend to declare or pay any dividends in the foreseeable future.

Sales of Securities prior to December 12, 2002 (pre-reverse split basis).

Shares issued previously subscribed for.

On January 31,2002, a total of 1,000,000 shares of Iceberg Brands Corporation $0.001 par value common stock were issued to five placees for units previously subscribed and paid for. Each unit is comprised of one share of Iceberg Brands Corporation $0.001 par value common stock valued at $0.70 per share and one share purchase warrant entitling the holder to purchase an additional share of Iceberg Brands Corporation's par value common stock at a price of $0.75 per share until January 20, 2003 (expired without exercise).

S-8 filed February 20, 2002.

On February 20, 2002, a total of 1,266,108 shares of Iceberg Brands Corporation $0.001 par value common stock were issued at $0.25 per share (representing a 25% discount to the market price) to settle an accrued debt of $316,527. The accrued debt was comprised of $42,000 in management salaries, $194,527 in consulting fees and $80,000 in loans made on behalf of Iceberg Brands Corporation by an employee and a shareholder. These shares have been recorded at the market value of $0.34 per share resulting in a loss on settlement of debt of $113,951.

Investment in ACGT Corporation.

In March, 2002, a total of 3,900,000 shares of Iceberg Brands Corporation $0.001 par value common stock were issued with Rule 144 restrictions for the acquisition of certain rights to a biomedical project with ACGT Corporation. These shares were valued at $1,287,000 or $0.33 per share.

S-8 filed May 21, 2002.

On May 21, 2002, a total of 4,297,313 shares of Iceberg Brands Corporation $0.001 par value common stock were issued at $0.08 per share (representing a 40% discount to the market price) to settle an accrued debt of $343,777. The accrued debt was comprised of $42,000 in management salaries, $268,500 in consulting fees, $24,777 for reimbursement of related travel expenses and $8,500 in loans made on behalf of Iceberg Brands Corporation by an employee. These shares have been recorded at the market value of $0.14 per share resulting in a loss on settlement of debt of $257,833.

Shares issued previously subscribed for.

On September 5, 2002, a total of 6,000 shares of Iceberg Brands Corporation $0.001 par value common stock were issued to one placee for units previously subscribed and paid for. Each unit is comprised of one share of Iceberg Brands Corporation $0.001 par value common stock valued at $0.50 per share and one share purchase warrant entitling the holder to purchase an additional share of Iceberg Brands Corporation's par value common stock at a price of $0.60 per share until January 12, 2003 (expired without exercise).

S-8 filed September 5, 2002.

On September 5, 2002, a total of 2,120,000 shares of Iceberg Brands Corporation $0.001 par value common stock were issued at $0.05 per share (representing a 40% discount to the market price) to settle an accrued debt of $106,000. The accrued debt was comprised of $16,000 in salaries and $90,000 in consulting fees. These shares have been recorded at the market value of $0.08 per share resulting in a loss on settlement of debt of $63,600.

Scientific Advisory Board.

On September 5, 2002, Iceberg Brands Corporation issued 400,000 shares to Dr. Harvey Hoyt (200,000), Dr. Steve Blezinger (100,000) and Mr.Humberto Reyes (100,000), with Rule 144 restrictions as compensation for their services in connection with the animal biotechnology and husbandry project. These shares were valued at $32,000 ($0.08 per share).

Sales of Securities after December 12, 2002 (post-reverse split basis).

Prepaid Service Contracts.

On December 13, 2002, Iceberg Brands Corporation issued 6,500,000 shares of its $0.001 par value common stock with Rule 144 restrictions as follows (See exhibits 10.3 to 10.6):

-Asiatic Management Consultants Ltd.   2,500,000 shares for investment banking
 services with a 30 month term

-Advantage Nevada Corporation   2,250,000 shares for consulting services
 with a 30 month term.

-Ed Heisler   1,000,000 shares for consulting services with a 30 month term.

-HBK Investment Services Ltd.   750,000 shares for investor relations services
 with a 24 month term. These shares were valued at $780,000 ($0.12 per share).

S-8 filed December 16, 2002.

On December 16, 2002, a total of 3,690,000 shares of Iceberg Brands Corporation $0.001 par value common stock were issued at $0.06 per share (representing a 50% discount to the market price) to settle an accrued debt of $221,400. The accrued debt was comprised of $221,400 in consulting fees. These shares have been recorded at the market value of $0.12 per share resulting in a loss on settlement of debt of $221,400.

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

Liquidity and Capital Resources.

We had cash of $ nil as of December 31, 2002, compared to cash of $28,266 at December 31, 2001. Our total current assets were $545,137 as of December 31, 2002, compared to total current assets of $189,909 at December 31, 2001. We do not believe that our available cash is sufficient to pay our day-to-day expenditures, therefore, we rely on management to provide the necessary funds to pay these day-to-day expenditures. As of December 31, 2002, our total assets were $1,029,808, compared to total assets of 548,660 at December 31, 2001. The increase in total assets was due to the securing of certain services contracts in 2002.

Our total current liabilities were $223,699 as of December 31, 2002, represented by a bank overdraft of $1,934, $39,745 in accounts payable and 182,020 in amounts owing to related parties. Our total current liabilities were $116,186 as of December 31, 2001, represented by accounts payable.

Results of Operations.

Iceberg Brands Corporation has not yet realized any revenue from operations, nor does it expect to in the foreseeable future. Loss from operations increased from US$45,655 in 1998, to US$26,218 in 1999, to US$1,223,108 in 2000, to
US$3,120,340 in 2001 and to US $3,360,353 at December 31, 2002. Our net loss increased slightly from 2001 to 2002 primarily because of a further write-down of our oil & gas interests (2001 - $2,009,183). However, we did suffer a significant loss relating to our investment in ACGT Corporation in 2002 ($1,406,000) and an increase in general and administrative expenses ($601,242). The cash and equivalents constitute Iceberg Brands Corporation's present internal sources of liquidity. Because Iceberg Brands Corporation is not generating any significant revenues, Iceberg Brands Corporation's only external source of liquidity is the sale of its capital stock and/or loan(s) from officers and shareholders.

>From inception to December 31, 2002, Iceberg Brands Corporation experienced a net loss of US$10,595,839 resulting primarily from the write-down of $2,250,937 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $2,071,997; office and general expenses of $1,175,377; professional fees of $564,876; interest expense of $98,282 and software development costs of $737,300.

Our Plan of Operation for the Next Twelve Months.

Since inception, we have experienced significant losses. In order to address the going concern problem discussed in Iceberg Brands Corporation's financial statements, Iceberg Brands Corporation will require additional cash. Iceberg Brands Corporation will also require additional cash to implement its business strategies, including cash for (i) payment of increased operating expenses and
(ii) further implementation of those business strategies. No assurance can be given, however, that Iceberg Brands Corporation will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the cash requirements of Iceberg Brands Corporation to implement its business strategies. The inability of Iceberg Brands Corporation to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial conditions of Iceberg Brands Corporation and could severely threaten Iceberg Brands Corporation's ability to operate as a going concern. We do not have a commitment for funds.

Iceberg Brands Corporation anticipates that it will need to raise additional capital within the next 12 months in order to continue as a going concern. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of Iceberg Brands Corporation's stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. We do not have a commitment for funds. If adequate funds are not available within the next 12 months, Iceberg Brands Corporation may be required to curtail its operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Iceberg Brands Corporation to relinquish rights to certain of its assets that Iceberg Brands Corporation would not otherwise relinquish.

Iceberg Brands Corporation does not anticipate any material expenditures within the next 12 months that will affect its liquidity. Iceberg Brands Corporation does not anticipate any significant research and development within the next 12 months, nor does the Iceberg Brands Corporation anticipate that it will lease or purchase any significant equipment within the next 12 months. Iceberg Brands Corporation does not anticipate a significant change in the number of its employees within the next 12 months.

Iceberg Brands Corporation is aware of its current commitments with respect to its investment in Iceberg Acquisition Corporation that may affect its liquidity
within the next 12 months (See Item 1   Description of Business   The Iceberg
Acquisition Corporation agreement).

Audit Committee

As of the date of this Annual Report, Iceberg Brands Corporation has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of Iceberg Brands Corporation. When established, the audit committee's primary function will be to provide advice with respect to Iceberg Brands Corporation's financial matters and to assist the board of directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor Iceberg Brands Corporation's financial reporting process and internal control system; (ii) review and appraise the audit efforts of Iceberg Brands Corporation's independent accountants; (iii) evaluate Iceberg Brands Corporation's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide and open avenue of communication among the independent accountants, management and the board of directors.

The board of directors has considered whether the regulatory provision of non-audit service is compatible with maintaining the principal independent accountant's independence.

Audit Fees

As of the date of this Annual Report, Iceberg Brands Corporation has incurred $8,000 as fees billed by its principal independent accountants for professional services rendered in connection with Iceberg Brands Corporation's audited financial statements for the fiscal year ended December 31, 2002. For fiscal year ended December 31, 2002, Iceberg Brands Corporation incurred $7,062 as fees billed by its principal independent accountant for all other non-audit services (such as review of the Company's quarterly financial statements and other expert services).

ITEM 7. FINANCIAL STATEMENTS.

ITEM 7.   FINANCIAL STATEMENTS.





                      ICEBERG BRANDS CORPORATION
                (Formerly Precise Life Sciences Ltd.)

                         FINANCIAL STATEMENTS

                      DECEMBER 31, 2002 AND 2001


CONTENTS                                                           PAGE

AUDITORS' REPORT....................................................F-1

BALANCE SHEETS......................................................F-2

STATEMENTS OF OPERATIONS............................................F-3

STATEMENT OF STOCKHOLDERS' EQUITY.............................F-4 - F-8

STATEMENTS OF CASH FLOWS............................................F-9

NOTES TO FINANCIAL STATEMENTS................................F-10 - F-23
==============================================================================
LABONTE & CO.
C H A R T E R E D   A C C O U N T A N T S

610 - 938 Howe Street Vancouver, BC
Canada V6Z 1N9 Telephone
(604)682-2778 Facsimile
(604) 689-2778 Email
info@labonteco.com

AUDITORS' REPORT

To the Stockholders and Board of Directors of Iceberg Brands Corporation (formerly Precise Life Sciences Ltd.)

We have audited the balance sheets of Iceberg Brands Corporation (a development stage company) as at December 31, 2002 and 2001 and the statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended in accordance with United States generally accepted accounting principles.

LABONTE & CO
CHARTERED ACCOUNTANTS
/s/
Vancouver, B.C.
February 21, 2003


COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated February 21, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

LABONTE & CO
CHARTERED ACCOUNTANTS
/s/
Vancouver, B.C.
February 21, 2003

                      ICEBERG BRANDS CORPORATION
                (Formerly Precise Life Sciences Ltd.)
                    (A Development Stage Company)

                            BALANCE SHEETS

                                                           December 31,          December 31,
                                                               2002                   2001
                                 ASSETS

CURRENT ASSETS
        Cash                                          $              -        $       28,266
        Taxes recoverable                                          712                 2,707
        Accounts receivable                                          -                   163
     Due from related parties (Note 8)                         178,718               127,440
     Current portion of service contract (Note 4)              365,707                31,333
                                                            ----------             ----------
                                                               545,137               189,909

INVESTMENT IN ICEBERG ACQUISITION CORPORATION (Note 6)          25,000                     -
SERVICE CONTRACT (Note 4 )                                     459,669                58,750
OIL AND GAS PROPERTIES (Note 3)                                      2               300,001
                                                            ----------             ----------
                                                      $      1,029,808        $      548,660
                                                            ==========             ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Bank overdraft                                $          1,934        $            -
        Accounts payable and accrued liabilities                39,745               116,186
        Due to related parties (Note 8)                        182,020                     -
                                                            ----------             ----------
                                                               223,699               116,186
                                                            ----------             ----------


STOCKHOLDERS' EQUITY (Note 7)
     Common stock, $.001 par value, 50,000,000
         shares authorized 12,856,631 (2001 -
         1,372,450) shares issued and outstanding               36,856                 13,724
        Additional paid-in capital                          15,825,725             11,481,869
     Common stock subscriptions                                      -                633,000
        Deficit accumulated during the development
        stage                                             (15,056,472)            (11,696,119)
                                                           ----------              ----------
                                                              806,109                 432,474
                                                           ----------              ----------
                                                      $     1,029,808         $       548,660
                                                           ==========              ==========

The accompanying notes are an integral part of these financial statements


                        ICEBERG BRANDS CORPORATION
                   (Formerly Precise Life Sciences Ltd.)
                       (A Development Stage Company)


                                                                                        Cumulative
                                                      Year ended      Year ended       from January 1,
                                                     December 31,    December 31,         1996 to
                                                        2002             2001           December 31,
                                                                                           2002
                                                     -----------     -----------        -----------
GENERAL AND ADMINISTRATIVE EXPENSES
        Litigation settlement                       $          -    $          -       $  2,291,070
        Management and consulting fees                   623,607         519,967          1,471,433
        Loss on settlement of debt (Note 8)              656,784               -            656,784
        Office and general                               324,213         339,088          1,119,157
        Professional fees                                 55,410         206,405            564,876
        Interest expense                                  52,585          45,697             98,282
        Software development costs                             -               -            737,300
                                                     -----------     -----------        -----------
LOSS BEFORE THE FOLLOWING                             (1,712,599)     (1,111,157)        (6,938,902)

Write-down of interest in ACGT Corporation (Note 5)   (1,406,000)              -         (1,406,000)
Write-down of  oil and gas properties                   (241,754)     (2,009,183)        (2,250,937)
                                                     ------------    ------------       ------------


NET LOSS FOR THE YEAR                               $ (3,360,353)   $ (3,120,340)      $ (10,595,839)
                                                      ===========     ===========        ============



BASIC NET LOSS PER SHARE                            $      (1.24)    $     (2.69)
                                                      ===========     ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,702,674       1,159,030
                                                      ===========     ===========

The accompanying notes are an integral part of these financial statements


                        ICEBERG BRANDS CORPORATION
                   (Formerly Precise Life Sciences Ltd.)
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM JANUARY 1, 1996
           (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2002





                                                                                                  Additional
                                                              Number of                           Paid In           Treasury
                                                              shares              Amount          Capital           Stock
                                                             ----------         ----------        -----------       ---------

Balance, January 1, 1996                                        499,499        $       499      $   4,361,401      $ (199,167)

Shares issued to settle litigation retroactively restated        50,000                 50          2,469,832               -

Net loss for the year ended December 31, 1996                         -                  -                  -               -
                                                             ----------         ----------        -----------       ---------
Balance, December 31, 1996                                      549,499                549          6,831,233        (199,167)

Shares issued to settle note payable and accrued interest       500,000                500            476,500               -

Shares issued for services at $.75 per share-April 15, 1997      55,000                 55             41,195               -

Shares issued for services at $.25 per share-May 26, 1997       415,000                415            105,085               -

Net loss for the year ended December 31, 1997                         -                  -                  -               -
                                                             ----------         ----------        -----------       ---------
Balance, December 31, 1997                                    1,519,499              1,519          7,454,013        (199,167)

Shares issued for services at $.12 per share-Dec. 28, 1998      200,000                200             23,800               -

Shares issued for services at $.05 per share-Dec. 28, 1998       15,000                 15                735               -

Net loss for the year ended December 31, 1998                         -                  -                  -               -
                                                             ----------         ----------        -----------       ---------
Balance, December 31, 1998                                    1,734,499              1,734          7,478,548        (199,167)

Shares issued for services at $.228-Dec. 28, 1999               160,000                160             36,340               -

Net loss for the year ended December 31, 1999                         -                  -                  -               -
                                                             ----------         ----------        -----------       ---------
Balance, December 31, 1999                                    1,894,499              1,894          7,514,888       (199,167)

Correction of treasury stock                                          -                  -           (199,167)       199,167

Shares issued for software development at $.30 per
share-March 23, 2002                                          2,000,000              2,000            598,000              -

Shares issued for services and interest at $.10 per
share-Sept.22, 2000                                             132,500                133             13,117              -

Shares issued for services and advances at $.42 per
share-Sept. 24, 200                                             730,000                730            305,870              -

Shares issued for interest in oil and gas property at
 $.29 per share-Sept22, 2000                                  5,500,000              5,500          1,589,500              -

Shares issued for services at $.75 per share-Nov.6, 2000        474,402                474            355,326              -

Share reconciliation                                               (968)                (1)                 -              -

Net loss for the year ended December 31, 2000                         -                  -                  -              -
                                                             ----------         ----------        -----------       ---------
Balance, December 31, 2000                                   10,730,433       $     10,730      $  10,177,534     $        -
                                                             ----------         ----------        -----------       ---------

The accompanying notes are an integral part of these financial statements


                        ICEBERG BRANDS CORPORATION
                   (Formerly Precise Life Sciences Ltd.)
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM JANUARY 1, 1996
           (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2002
                                (continued)


                                                               Deficit
                                                               accumulated
                                                               during the
                                                               development
                                                               stage                Total
                                                               -----------        ----------

Balance, January 1, 1996                                     $  (4,460,633)     $   (297,900)

Shares issued to settle litigation retroactively restated                -         2,469,882

Net loss for the year ended December 31, 1996                   (2,726,232)       (2,726,232)
                                                               -----------        ----------
Balance, December 31, 1996                                      (7,186,865)         (554,250)

Shares issued to settle note payable and accrued interest                -           477,000

Shares issued for services at $.75 per share-April 15, 1997              -            41,250

Shares issued for services at $.25 per share-May 26, 1997                -           105,500

Net loss for the year ended December 31, 1997                      (93,933)          (93,933)
                                                               -----------        ----------
Balance, December 31, 1997                                      (7,280,798)          (24,433)

Shares issued for services at $.12 per share-Dec. 28, 1998               -            24,000

Shares issued for services at $.05 per share-Dec. 28, 1998               -               750

Net loss for the year ended December 31, 1998                      (45,655)          (45,655)
                                                               -----------        ----------
Balance, December 31, 1998                                      (7,326,453)          (45,338)

Shares issued for services at $.228-Dec. 28, 1999                        -            36,500

Net loss for the year ended December 31, 1999                      (26,218)          (26,218)
                                                               -----------        ----------
Balance, December 31, 1999                                      (7,352,671)          (35,056)

Correction of treasury stock                                             -                 -

Shares issued for software development at $.30 per
share-March 23, 2000                                                     -           600,000

Shares issued for services and interest at $.10 per
share-Sept. 22, 2000                                                     -            13,250

Shares issued for services and advances at $.42 per
share-Sept 24, 2000                                                      -           306,600

Shares issued for interest in oil and gas property at
 $.29 per share-Sept.22,2000                                             -         1,595,000

Shares issued for services at $.75 per share                             -           355,800

Share reconciliation                                                     -                (1)

Net loss for the year ended December 31, 2000                   (1,223,108)       (1,223,108)
                                                               -----------        ----------
Balance, December 31, 2000                                   $  (8,575,779)        1,612,485
                                                               -----------        ----------

The accompanying notes are an integral part of these financial statements


                        ICEBERG BRANDS CORPORATION
                   (Formerly Precise Life Sciences Ltd.)
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM JANUARY 1, 1996
           (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2002
                                (continued)




                                                                                        Additional
                                                    Number of                           Paid In             Stock
                                                    shares              Amount          Capital           Subscribed
                                                   ----------         ----------        -----------       ---------

Balance forward, December 31, 2000                 10,730,433        $    10,730       $   10,177,534  $          -

Common stock subscriptions, 1,000,000 at
$.70 net of finder's fee of $70,000- Jan. 30,
2001                                                        -                  -                    -       630,000

Shares issued for Harvester finder's fee at
$.585 per share-Feb. 27, 2001                          50,000                 50               29,200             -

Shares issued for debt at $.72 per
share-March 27, 2001                                  431,274                431              310,086             -

Shares issued for cash at $.50 per
share-July 13, 2001                                   350,000                350              174,650             -

Shares issued for debt at $.50 per
share-Aug. 15, 2001                                   434,458                435              216,794             -

Common stock subscriptions, 6,000 at $.50
per share-July 10, 2001                                     -                  -                    -         3,000

Shares issued for cash at $.30 per share,
net of finder's fee of $30,000-Oct. 12, 2001        1,000,000              1,000              269,000             -

Shares issued for debt at $.40 per
share-Nov. 5, 2001                                    528,333                528              210,805             -

Shares issued for services at $.47 per
share-Nov. 15, 2001                                   200,000                200               93,800             -

Net loss for the year ended December 31, 2001               -                  -                    -             -
                                                  -----------         ----------          -----------    ----------
Balance, December 31, 2001                         13,724,498        $    13,724       $   11,481,869  $    633,000

Shares returned to treasury and cancelled
Jan. 21, 2002                                         (47,500)               (47)              (9,453)            -

Shares issued for stock subscriptions
Jan. 31, 2002                                         100,000              1,000              629,000      (630,000)

Shares issued for services at $.34 per
share-Feb. 19, 2002                                   916,108                916              310,562             -

Shares issued for acquisition rights at
$.33 per share-March 6, 2002                        4,000,000              4,000            1,316,000             -

Shares issued for services at $.34 per
share-March 31, 2002                                  350,000                350              118,650             -

Shares issued for acquisition rights at
$.14 per share-May 21, 2002                         4,297,213              4,297              597,313             -

Shares returned to treasury and cancelled-,
June 5, 2002                                         (100,000)              (100)             (32,900)            -

Shares issued for cash at $.50 per
share-Sept. 5, 2002                                     6,000                  6                2,994        (3,000)

Shares issued for services at $.08 per
share-Sept. 5, 2002                                 2,120,000               2,120             167,480             -

Shares issued for services at $.08 per
share-Sept. 5, 2002                                   400,000                 400              31,600        32,000
                                                  -----------         -----------         -----------    ----------
Balance December 11, 2002                          26,666,319         $    26,666       $  14,613,115    $        -
                                                  -----------         -----------         -----------    ----------

                        ICEBERG BRANDS CORPORATION
                   (Formerly Precise Life Sciences Ltd.)
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM JANUARY 1, 1996
           (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2002
                             (continued)


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

Common stock subscriptions, 1,000,000 at
$.70 net of finder's fee of $70,000- Jan. 30,
2001

Shares issued for Harvester finder's fee at
$.585 per share-Feb. 27, 2001                                 -            29,250

Shares issued for debt at $.72 per
share-March 27, 2001                                          -           310,517

Shares issued for cash at $.50 per
share-July 13, 2001                                           -           175,000

Shares issued for debt at $.50 per
share-Aug. 15, 2001                                           -           217,229

Common stock subscriptions, 6,000 at $.50
per share-July 10, 2001                                       -             3,000

Shares issued for cash at $.30 per share,
net of finder's fee of $30,000-Oct. 12, 2001                  -           270,000

Shares issued for debt at $.40 per
share-Nov. 5, 2001                                            -           211,333

Shares issued for services at $.47 per
share-Nov. 15, 2001                                           -            94,000

Net loss for the year ended December 31, 2001        (3,120,340)       (3,120,340)
                                                   ------------       -----------
Balance, December 31, 2001                        $ (11,696,119)     $    432,474

Shares returned to treasury and cancelled
Jan. 21, 2002                                                 -            (9,500)

Shares issued for stock subscriptions
Jan. 31, 2002                                                 -                 -

Shares issued for services at $.34 per
share-Feb. 19, 2002                                           -           311,478

Shares issued for acquisition rights at
$.33 per share-March 6, 2002                                  -         1,320,000

Shares issued for services at $.34 per
share-March 31, 2002                                          -           601,610

Shares issued for acquisition rights at
$.14 per share-May 21, 2002                                   -           (33,000)

Shares returned to treasury and cancelled-,
June 5, 2002                                                  -                 -

Shares issued for cash at $.50 per
share-Sept. 5, 2002                                           -                 -

Shares issued for services at $.08 per
share-Sept. 5, 2002                                           -           169,600

Shares issued for services at $.08 per
share-Sept. 5, 2002                                           -            32,000
                                                   ------------       -----------
Balance, December 11, 2002                        $ (11,696,119)     $  2,943,662


The accompanying notes are an integral part of these financial statements

                        ICEBERG BRANDS CORPORATION
                   (Formerly Precise Life Sciences Ltd.)
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM JANUARY 1, 1996
           (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2002
                                (continued)




                                                                                        Additional
                                                    Number of                           Paid In             Stock
                                                    shares              Amount          Capital           Subscribed
                                                   ----------         ----------        -----------       ----------

Balance December 11, 2002                          26,666,319         $   26,666       $  14,613,115    $        -

Share consolidation, 1:10 on December 12, 2002    (23,999,688)                 -                   -             -
                                                  -------------       -----------       ------------      ----------
Balance forward,December 12,2002 after 1:10 split   2,666,631         $   26,666       $  14,613,115    $        -

Shares issued for prepaid service contract at
$.12 per share-Dec. 13, 2002                        6,500,000              6,500             773,500             -

Shares issued for services at $,12 per
share-Dec. 16, 2002                                 3,690,000              3,690             439,110             -

Net loss for the year ended December 31, 2002               -                  -                   -             -
                                                  ------------        ------------      -------------     ----------
Balance, December 31, 2002                         12,856,631         $   36,856       $  15,825,725    $        -
                                                  ============        ============      =============     ==========


                        ICEBERG BRANDS CORPORATION
                   (Formerly Precise Life Sciences Ltd.)
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM JANUARY 1, 1996
           (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2002
                             (continued)


                                                    Deficit
                                                    accumulated
                                                    during the
                                                    development
                                                    stage                Total
                                                    -----------        ----------

Balance December 11, 2002                         (11,696,119)        $ 2,943,662

Share consolidation, 1:10 on December 12, 2002              -                 -
                                                  -------------       -----------
Balance forward,December 12,2002 after 1:10 split (11,696,119)        $ 2,943,662

Shares issued for prepaid service contract at
$.12 per share-Dec. 13, 2002                                -              78,000

Shares issued for services at $,12 per
share-Dec. 16, 2002                                         -             442,800

Net loss for the year ended December 31, 2002      (3,607,604)         (3,067,604)
                                                  ------------        ------------
Balance, December 31, 2002                        (14,763,723)        $ 1,098,858
                                                  ============        ============

                       ICEBERG BRANDS CORPORATION
                   (Formerly Precise Life Sciences Ltd.)
                       (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS

                                                                                                         Cumulative
                                                                       Year ended      Year ended      from January 1,
                                                                      December 31,    December 31,        1996 to
                                                                         2002             2001          December 31,
                                                                                                            2002
                                                                      -----------     -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss for the year                                       $   (3,360,353) $   (3,120,340)       $ (10,595,839)
       Adjustments to reconcile net loss to net cash from
        operating activities:
        - services paid for with common shares                            320,229         522,299            1,278,628
        - interest paid for with common shares                             32,925          45,697               80,872
        - loss on settlement of debt                                      656,784               -              656,784
        - software development costs paid for with common shares                -               -              600,000
        - write-down of interest in oil and gas properties                241,754       2,009,183            2,250,937
        - write-down of interest in ACGT Corporation                    1,406,000               -            1,406,000
        - other non-cash expenses                                               -          55,000            2,557,382
                                                                       -----------     -----------          -----------
                                                                         (702,661)       (488,161)          (1,765,236)
        - net changes in working capital items                             79,845          79,845              599,634
                                                                       -----------     -----------          -----------
CASH USED IN OPERATING ACTIVITIES                                        (135,942)       (408,316)          (1,165,602)
                                                                       -----------     -----------          -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Investment in Iceberg Acquistion Corporation                           (25,000)              -              (25,000)
   Interest in oil and gas property.                                            -        (633,301)            (684,934)
                                                                      -----------      -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                           1,934               -                1,934
   Net proceeds on sale of common stock                                         -         445,000              445,000
   Net proceeds from common stock subscriptions                                 -         633,000              633,000
   Net advances (to) from related parties                                 130,742         (14,173)             375,602
   Advances receivable                                                          -               -              420,000
                                                                      -----------     -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                      132,676       1,063,827            1,875,536

(DECREASE) INCREASE IN CASH                                               (28,266)         22,210                    -

CASH, BEGINNING OF PERIOD                                                  28,266           6,056                    -
                                                                      -----------     -----------           -----------
CASH, END OF PERIOD                                                  $          -    $     28,266          $         -
                                                                      ===========     ===========           ===========


Other non-cash transactions during 2002:

The Company issued 7,683,321 pre-reverse split and 3,690,000 post-reverse split common shares in settlement of outstanding consulting fees and other expenses totalling $1,644,488.

The Company cancelled 47,500 pre-reverse split common shares with restrictions previously issued for a finder's fee valued at $7,250 (25,000 shares) and settlement for a loan valued at $2,250 (22,500 shares).

The Company issued 3,900,000 pre-reverse split common shares with restrictions for the acquisition of the rights to acquire an interest in ACGT Corporation.

The Company issued 400,000 pre-reverse split common shares for outstanding fees to the scientific advisory board members totalling $32,000.

The Company issued 6,500,000 post- reverse split common shares for prepaid consulting, investor relations and investment banking service contracts totalling $780,000.


   The accompanying notes are an integral part of these financial statements

                           ICEBERG BRANDS CORPORATION
                     (Formerly Precise Life Sciences Ltd.)
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS

                         DECEMBER 31, 2002 AND 2001

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The company underwent a name change to Asdar Group on December 10, 1997 and another name change to Precise Life Sciences Ltd. on April 30, 2002 and a further name change to Iceberg Brands Corporation on March 3, 2003. The company was dormant from 1991 to 1996 and currently has no revenue generating operations. In accordance with SFAS #7, the company is considered a development stage company since January 1, 1996.

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has not generated any revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in developing its business. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.

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

Depletion and depreciation of the capitalized costs will be computed using the unit-of- production method based on the estimated proven reserves of oil and gas determined by independent consultants.

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

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002.

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

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

Recent accounting pronouncements

 In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The adoption of SFAS 141 has not had a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The adoption of SFAS has not had a material impact on the Company's financial position or results of operations.

NOTE 3 - OIL AND GAS PROPERTIES

Harvester Property, California, USA:

On February 26, 2001, the Company acquired a 50% working interest in the Harvester Prospect, located in the San Joaquin Basin in Kings County, California from International Brooks Petroleum Ltd. To date the Company has paid a total of $611,556 on the Harvester #1-25 well re-entry program including an acquisition finder's fee of 50,000 pre-reverse split shares valued at $29,250. All future costs will be split 50/50 between the Company and International Brooks Petroleum Ltd. The re-entry drilling program was completed in July, 2001 to a total depth of 14,242 feet. Subsequent logging of the well identified two primary and five secondary completion targets. The Company received a cash call for $269,647 as its share of completion costs for the well and this amount was advanced on October 10, 2001. The Vedder zone was initially perforated between 13,264 - 13,360 feet and requires additional swabbing at a later date prior to confirming flow rates and composition of fluids. The Temblor zone was perforated between 11,706 - 11,740 feet. After perforation the well flowed on its own with gas cut fluid. Flow testing of this well recommenced in the first quarter of 2002 and the results were not readily determinable.

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

On September 23, 2002, the Company and International Brooks Petroleum Ltd. agreed to settle their differences as follows:

1. International Brooks Petroleum Ltd. agrees to reserve and pay the Company, monthly, an amount equal to 2% of the gross proceeds received from the sale of any hydrocarbons obtained from the Property for the prior month. This Royalty Interest shall continue until the later of:

    a) International Brooks' rights in the Property, pursuant to the Lease dated May 1, 2000 and all amendments thereto, are terminated; or

    b) any subsequent interest in the Property acquired by International Brooks or any associate or affiliate thereof is terminated. At such time, the Royalty Interest shall terminate and be of no further force or effect. At such time as hydrocarbons are obtained from the Property, International Brooks agrees to register the Royalty Interest with the appropriate regulatory authorities in favour of Precise Life. NOTE 3 - OIL AND GAS PROPERTIES (con't)

2. The Company, in consideration of the Royalty Interest to be reserved by International Brooks in favour of the Company, agrees to terminate any interest it had, has or may have in the Property pursuant to the Agreement.

3. Each party does remise, release and forever discharge each other and its respective successors or assigns, from all actions, causes of action, claims and demands which each Company had, now has or will have. This includes any arrears of exploration expenditures which have not been paid by the Company ($50,995) and any costs which may be incurred to plug and abandon the Harvester #1-25 well located on the Property.

LAK Ranch Oil Project, Wyoming, USA:

On September 20, 2000, the company signed an agreement with 2UOnline.com, Inc. ("2U"), a Delaware public corporation under common management, to acquire 2U's 25% interest in the oil and natural gas rights on 6,360 acres located in the Powder River Basin of eastern Wyoming (the "LAK Ranch") in consideration for the issuance of 5,000,000 pre-reverse split restricted common shares and a finder's fee of 500,000 restricted common shares.

The LAK Ranch Oil Project consists of a steam assisted gravity drainage ("SAGD") production well and surface facilities which has been developed by Derek Resources Corporation ("Derek") pursuant to an option agreement dated September 27, 1997 between a predecessor optionor and Derek. The option agreement provided, amongst other terms, that Derek could acquire a 75% interest in the project by developing a SAGD well pair and surface facility and fund the initial start up operations for six months at a budgeted cost of $3,500,000. The project is substantially complete, however Derek has incurred substantial cost overruns of approximately $4,200,000. Derek asserted a contractual right to collect 25% of this cost overrun from the Company, which the Company disputed. As a result, Derek commenced foreclosure proceedings on the Company's 25% interest in the property, which the Company also disputed. The matter was subject to various legal proceedings that were to be heard before the Wyoming court on October 31, 2001. However, on October 19, 2001, a litigation settlement was reached between the Company and Derek.

As a result of the settlement the Company received a 0.7% gross overriding royalty interest in the property in exchange for its 25% interest and no further financial obligations with respect to costs incurred by Derek. At December 31, 2001 the Company wrote down the carrying value of its interest in the LAK Ranch Project to the estimated net realizable value of $292,750. At December 21,2002 the Company wrote down the carrying value of its interest further, to a nominal value of $1 due to the uncertainty of realization

NOTE 4 - PREPAID SERVICE CONTRACTS

On November 15, 2001, the Company entered into an agreement with Palisades Financial Ltd., a private company controlled by a significant shareholder, with a three-year term, whereby Palisades will provide investment-banking services to the Company (valued at $94,000) in exchange for 200,000 restricted shares of the Company's common stock.

On December 13, 2002, the Company entered into an agreement with Advantage Nevada Corporation, a private company, with a two and one-half year term, whereby Advantage will provide consulting services to the Company (valued at $270,000) in exchange for 2,250,000 restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals within North America.

On December 13, 2002, the Company entered into an agreement with HBK Investments Services Ltd., a private company controlled by a significant shareholder, with a two year term, whereby HBK will provide investor relations services to the Company (valued at $90,000) in exchange for 750,000 restricted shares of the Company's common stock. The investor relations individual will provide such services as researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

On December 13, 2002, the Company entered into an agreement with Asiatic Management Consultants Ltd., a private company, with a two and one-half year term, whereby Asiatic will provide investment-banking services to the Company (valued at $300,000) in exchange for 2,500,000 restricted shares of the Company's common stock. The investment banker will provide access to investors and ongoing funding for the Company's investment in Iceberg Acquisition Corporation.

On December 13, 2002, the Company entered into an agreement with a shareholder, with a two and one-half year term, whereby the shareholder will provide consulting services to the Company (valued at $120,000) in exchange for 1,000,000 restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals outside of North America.

At December 31, 2002 the current portion of the prepaid service contracts totaled $365,707.

NOTE 5 - INVESTMENT IN ACGT CORPORATION

On January 11, 2002, the Company signed an agreement with Bisell Investments Inc., Y.E.N.N. Asset Management, certain officers, directors and employees of the Company and Travellers International Inc, whereby it acquired the right to purchase 31.6% of Toronto based biotechnology Company, ACGT Corporation (ACGT), with the ability to acquire a further interest as warranted by the developments of ACGT Corporation. The Company has purchased the rights to this transaction in exchange for the issuance of 8,000,000 shares restricted shares of the Company and the commitment of $5,000,000 in funding over an eight month period for corporate development and working capital within the three divisions of ACGT Corporation. The funding was to be advanced as follows: March 8, 2002 ($1,000,000), June 28, 2002 ($2,000,000) and October 28, 2002 ($2,000,000). A
refundable deposit of $20,000 was paid on February 18, 2002. A due diligence review of ACGT was to be completed by March 8, 2002. On March 8, 2002, the Company had still not received all the requested information to complete the due diligence process. On March 11, 2002 without any prior written notice, the Company received a letter from ACGT stating that the agreement and all subsequent amendments were null and void due to non-payment of the March 8, 2002 commitment. The Company advised ACGT that the due diligence process was not complete and it must forward the requested information prior to the release of any further funds. The Company is attempting re-negotiations with ACGT Corporation and in the interim has received back the February 18, 2002 deposit. The Company issued 8,000,000 pre-reverse split restricted common shares to various parties to acquire the rights. Of the 8,000,000 restricted common shares, 4,375,000 were issued to arms length third parties, 2,500,000 were issued to a Company associated with a significant shareholder, 525,000 were issued to a Company controlled by a significant shareholder, 400,000 were issued to directors and 200,000 were issued to employees of the Company. See Note 7. Due to the inability to complete the terms of the assignment agreement, 4,100,000 of the 8,000,000 restricted common shares were surrendered to the Company, cancelled and returned to treasury. These 4,100,000 cancelled restricted common shares were previously issued to arms length third parties. The Company has terminated this acquisition and has written off the acquisition costs totalling $1,406,000.

NOTE 6 - INVESTMENT IN ICEBERG ACQUISITION CORPORATION

On December 22, 2002, the Company signed an agreement with Iceberg Acquisition Corporation, whereby it agreed to acquire 100% interest in Iceberg Acquisition Corporation upon the issue of ten million post-reverse split restricted common shares of the Company to the shareholders of Iceberg Acquisition Corporation and upon compliance with the terms of a certain Letter of Intent dated December 21, 2002 (as amended February 17, 2003) between Iceberg Acquisition Corporation, a Nevada Corporation and Iceberg Drive Inn, Inc., a Utah Corporation. The Company has been assigned 100% of the general terms and conditions agreed to by Iceberg Acquisition Corporation in the Letter of Intent dated December 21, 2002 (as amended February 17, 2003) with Iceberg Drive Inn, Inc. by payment of the initial $25,000 non-refundable deposit to the controlling shareholders of Iceberg Drive Inn, Inc. The general terms and conditions the Company must perform, satisfy and comply with in order for Iceberg Drive Inn, Inc. to tender all of their common voting shares to Iceberg Acquisition Corporation are as follows:

1. A non-refundable payment of $25,000 to the controlling shareholders of Iceberg Drive Inn, Inc. upon execution of the Letter of Intent dated December 31, 2002. (paid by the Company).

2. A payment of $95,000 to the controlling shareholders of Iceberg Drive Inn, Inc. on or before February 12, 2003. (paid by Iceberg Acquisition
    Corp.)

3. A payment of $105,000 to the controlling shareholders of Iceberg Drive Inn, Inc. upon delivery of audited financial statements of Iceberg Drive Inn, Inc. as at December 31, 2002, to the Company. This payment will effectively close the transaction.

4. A further payment of $1,050,000 to the controlling shareholders of Iceberg Drive Inn, Inc. payable in five equal quarterly payments of $210,000. The first payment will be paid on July 12, 2003 and follow every ninety days thereafter until paid in full.

5. The issue of 500,000 common shares of the Company upon the closing date of the transaction.

6. The issue of $3,000,000 worth of convertible preferred shares of the Company (See Note 10) upon the closing date of the transaction. Each share issued will yield a dividend of sixty cents per year. Dividend payments will be made quarterly. Preferred shares will be convertible into common shares at a ratio of one preferred share to five common shares at any time. The Company may repurchase preferred shares within thirty days written notice for the face value of $10 per share. Shareholders have the option to convert preferred shares to common shares at the ratio aforementioned within the thirty day period.

Iceberg Drive Inn operates a quick service restaurant business with eleven stores operating in Utah, Arizona and Idaho. The restaurants specialize in quality hand made ice cream treats, old- fashioned hamburgers, French fries and hand breaded onion rings.

NOTE 7 - CAPITAL STOCK

The Company's capitalization is 50,000,000 common shares with a par value of $0.001 per share.

During the year ended December 31, 2002 the Company issued a total of 7,683,321 pre-reverse split common and 3,690,000 post-reverse split common shares to settle outstanding debts totalling $987,704. These debts included amounts owing to officers, employees and private companies controlled by a significant shareholder for management fees, consulting fees and loans provided during the year. The 7,683,321 pre-reverse split and 3,690,000 post-reverse split shares were issued at 25% to 50% discounts to the market price. The Company registered these shares for trading on a Form S-8 Registration Statement and accordingly these shares have been recorded at the market price at the time of issuance resulting in a loss on settlement of debt of $656,784. Refer to Note 8.

During the year ended December 31, 2002 the Company issued 3,900,000 pre-reverse split restricted common shares for the acquisition of certain rights to a biomedical project, 400,000 pre-reverse split restricted common shares for outstanding fees to the scientific advisory board and 6,500,000 post-reverse split restricted common shares for consulting, investor relations and investment banking contracts. An additional 1,006,000 pre-reverse split shares were issued for shares subscribed and paid for in 2001.

During the year ended December 31, 2002 the Company cancelled and returned to treasury 47,500 pre-reverse split common shares previously issued for a finder's fee (25,000 shares) and a loan settlement (22,500 shares).

At December 31, 2002, the Company had outstanding share purchase warrants as follows (See Note 11):

- 1,000,000 warrants to purchase an additional share of par value common stock at $0.75 per share until January 30, 2003.

- 356,000 warrants to purchase an additional share of par value common stock at $0.60 per share until January 12, 2003.

On December 2, 2002, the Company declared a one-for-ten stock split of all of the outstanding common stock, without any change in par value for the shares of common stock. Shareholder approval was obtained to effect the reverse stock split and it became effective on December 12, 2002. On that date, the authorized capital was 50,000,000 common shares with a par value of $0.001, with 2,666,319 shares issued and outstanding.

On December 20, 2002, the Company filed a Registration Statement on Form S-8 to cover 4,100,000 shares of common stock, par value $0.001 per share to be issued pursuant to the Company's 2002 Stock Incentive and Option Plan. As at December 31, 2002, none of the stock options granted had been exercised. (See Note 11)

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002, the Company incurred salaries of $99,000 (2001- $180,710) to two directors and a former director. The Company issued 168,000 pre-reverse split common shares to a director as partial payment for salary and expenses incurred on behalf of the Company totaling $42,000. At December 31, 2002, $28,000 is owing to a director.(See Note 7)

During the year ended December 31, 2002 the Company incurred consulting fees of $31,200 to a private company controlled by a significant shareholder.

During the year ended December 31, 2002 the Company issued 1,483,246 pre-reverse split common shares and 560,000 post-reverse split common shares for consulting services valued at $147,011, reimbursement of expenses valued at $12,027 and repayment of a loan valued at $8,500 to an employee of the Company. In addition, the Company issued 281,000 pre-reverse split and 550,000 post-reverse split common shares to another employee for consulting services valued at $50,500. (See Note 7)

During the year ended December 31, 2002 the Company issued 850,000 pre-reverse split common shares and 950,000 post-reverse split common shares for consulting services valued at $119,500 to two significant shareholders. (See Note 7)

During the year ended December 31,2002 the Company issued 1,743,750 pre-reverse split common shares for consulting services valued at $137,500 and reimbursement of expenses valued at $37,000 to private companies controlled by a significant shareholder. (See Note 6)

During the year ended December 31, 2002 the Company issued 1,218,750 pre-reverse split common shares for consulting services valued at $97,500 to private companies controlled by an employee. (See Note 7)

During the year ended December 31, 2002 the Company issued 2,500,000 post-reverse split restricted common shares for an investment banking services contract valued at $300,000 to a private company controlled by a significant shareholder. In addition, the Company issued 750,000 post-reverse split restricted common shares for an investor relations services contract valued at $90,000 to a private company controlled by an employee. (See Note 7)

During the year ended December 31, 2002 the Company issued 2,500,000 pre-reverse split restricted common shares valued at $825,000 to a Company associated with a significant shareholder, 525,000 pre-reverse split restricted common shares valued at $173,250 to a Company controlled by a significant shareholder, 400,000 pre-reverse split restricted common shares valued at $132,000 to one former and two current directors and 200,000 pre-reverse split restricted common shares valued at $66,000 to two employees as part of the acquisition of certain rights to acquire an interest in ACGT. (See Note 5)

At December 31, 2002 an amount of $178,718 is receivable from a public Company and its subsidiary, which have a director in common with the Company, a net amount of $6,915 is receivable from an employee, a net amount of $160,935 is owing to a significant shareholder and $28,000 is owing to one director for accrued management fees. These amounts are non-interest bearing and have no specific terms of repayment.

During 2002 the Company issued a total of 7,683,321 pre-reverse split shares and 3,690,000 post-reverse split to officers, directors, employees and certain significant shareholders and private companies controlled by them in settlement of outstanding management fees, consulting fees, loans and expenses totalling $987,704. The fair value of the shares issued exceeded the outstanding debts by an amount of $656,784 which has been recorded as a loss on settlement of debt.

Refer to Notes 3, 4, 5 and 6.

NOTE 9 - CONTINGENCY

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

NOTE 10 - SUBSEQUENT EVENTS

In February, 2003, the Company, through Iceberg Acquisition Corporation, arranged a financing of 800,000 units at $0.125 per unit for proceeds of $100,000. Each unit consists of one common share plus a warrant entitling the holder to purchase an additional one-half share at a price of $2.00 per share for two years. The proceeds from this private placement were used to make the required payment to the shareholders of Iceberg Drive Inn, Inc. (refer to Note
6). The common shares are subject to Rule 144 restrictions. In accordance with the offering the Company will continue to raise private placement funds on a best efforts basis until June 30, 2003.

On February 14, 2003, the Company held a Special Meeting whereby the Board of Directors, by unanimous consent and with majority shareholder approval, adopted, effective March 3, 2003, the following amendments to its Articles of
Incorporation:

   1. Changed its name from Precise Life Sciences Ltd to Iceberg Brands Corporation.

   2. Changed its Cusip number from 74018W 10 4 to 45105K 10 4 and its Symbol from PSLF to IBGB.

   3. Increased the authorized common shares that the Company shall have authority to issue from fifty million shares (50,000,000) shares of capital stock with par value of $0.001 per share to two hundred million (200,000,000) shares of capital stock with par value of $0.001 per share.

   4. Created a new class of convertible preferred Class A voting capital stock. The aggregate number of preferred Class A voting shares that the Company shall have authority to issue is five million (5,000,000) shares with a par value of $0.001 per share.

   5. Created a new class of convertible preferred Class B non-voting capital stock. The aggregate number of preferred Class B non-voting shares that the Company shall have authority to issue is five million (5,000,000) shares with a par value of $0.001 per share.

On December 20, 2002, the Company filed a Registration Statement on Form S-8 to cover 4,100,000 shares of common stock, par value $0.001 per share to be issued pursuant to the Company's 2002 Stock Incentive and Option Plan. Subsequent to year end, the Company granted options to acquire a total of 2,700,000 shares of common stock at a price of $.15 per share. These options were exercised in full and the Company issued 2,700,000 shares.

At December 31, 2002, the Company had 1,000,000 outstanding share purchase warrants to purchase an additional share of par value common stock at $0.75 per share (pre-reverse split) until January 30, 2003 and 356,000 outstanding share purchase warrants to purchase an additional share of par value common stock at $0.60 per share (pre-reverse split) until January 12, 2003. Subsequent to December 31, 2002, all these warrants expired without exercise.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with Iceberg Brands Corporation's auditors since formation of the company that require disclosure pursuant to Item 304 of Regulation S-B

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directorship Changes.

- On January 16, 2002, Ferdinand Marehard resigned as director, secretary and treasurer.

- On January 16, 2002, Robert Klein, a director, was appointed secretary and treasurer.

- On January 16, 2002, Dr. Hai Shiene Chen, founder of ACGT Corporation, was appointed a director.

- On March 4, 2002, Robert Waters resigned as president of Iceberg Brands Corporation, remaining as a director.

- On March 4, 2002, Conrado Beckerman was appointed director and president of Iceberg Brands Corporation.

-On March 11, 2002, Dr. Hai Shiene Chen tendered his resignation as director and on March 26, 2002, Iceberg Brands Corporation accepted his resignation.

-On June 27, 2002, Conrado Beckerman tendered his resignation as director and president and on July 23, 2002 Iceberg Brands Corporation accepted his resignation.

None of the resignations above were the results of any dispute with Iceberg Brands Corporation The resignation of Dr. Hai Shiene Chen was necessary to avoid any conflicts of interest during the re-negotiation of the ACGT agreement. The resignation of Conrado Beckerman was expected with the inability to re-negotiate the ACGT Agreement.

Officers and Directors of the Company.

NAME              AGE             POSITION             DATE OF APPOINTMENT
                                                       TO BOARD OF DIRECTORS
-----           ----            --------------        -----------------------
Robert Waters    52      President and Director          September 25, 2000


Robert Klein     54      Secretary, Treasurer and        September 25, 2000
                         Director

The chart above specifies Iceberg Brands Corporation's officers and directors as of December 31, 2002.

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

Robert Waters is our President at December 31, 2001 and a member of our Board of Directors. In 1978, Mr. Waters graduated from the University of British Columbia in Vancouver with a degree in Political Science. In 1982, Mr. Waters graduated from York University in Toronto, Canada with a Masters in Business Administration. He also achieved a two-year course in Finance and Investment at Vancouver City College. From July 1982 to December 1982, Mr. Waters was a personal financial planner for Executive Financial Services, a financial planning firm. From January 1983 to September 1983, he was a manager at Nyco Group of Companies. From January 1984 to March 1984, he was a consultant with George S. May International, a management consulting firm. From April 1984 to September 1984, Mr. Waters was a Vice President at Globe Business Consultants, a management consulting firm. From November 1984 to March 1988, Mr. Waters was a stock broker for Levesque Securities National Bank Financial, a brokerage firm. From March 1985 to October 1988, he was an instructor at The Canadian Securities Institute, a firm which provided licensing for stock brokers. From May 1985 to February 1987, Mr. Waters was an instructor on taxation and personal financial planning at Langara College. From March 1988 to November 1988, he was a stockbroker for Davidson Partners, a brokerage firm. From December 1988 to November 1989, he was a stockbroker for Pacific International Securities, a brokerage firm. From December 1989, to September 1998, Mr. Waters was a stock broker for Georgia Pacific Securities, a brokerage firm. From September 1998 to July 1999, he provided consulting services to Business Development, a business consulting firm. From September 1999 to September 2000, he provided Las Vegas > From home.com services related to public and broker relations and financial analysis. From March 2000 to the present, Mr. Waters has been the President of Global Performance Capital, an investor relations firm. From September 2000 to the present, Mr. Waters has been the President of Iceberg Brands Corporation. Mr. Waters is an officer and/or director of 2UOnline.com, a reporting company.

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

ITEM 10.        EXECUTIVE COMPENSATION RENUMERATION OF DIRECTORS AND OFFICERS.


Name of Individual      Capacities in which              Aggregate Remuneration
orIdentity of Group     Remuneration was received    For 2000    For 2001   For 2002
------------------------------------------------------------------------------------
Robert Waters           President, Director             $30,000   $124,710  $ 73,620
Robert Klein            Director, Secretary &Treasurer  $12,000   $ 54,400  $ 64,500
Conrado Beckerman       Former President & Director     $ -       $ -       $ 100,000


As of September 2000, Mr. Robert Waters accrued a salary of $10,000 per month (until May,2002) and Mr. Robert Klein accrued a salary of $4,000 per month. Mr.Conrado Beckerman received $1,000 as salary during his tenure as President and Director.

Compensation of Directors. For the year ended December 31, 2002, two current an one former director of Iceberg Brands Corporation received 168,000 shares of Iceberg Brands Corporation's $0.001 par value common stock as payment for outstanding fees and 400,000 shares with Rule 144 restrictions for their efforts with respect to the investment in ACGT Corporation.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of December 31, 2002, with respect to the ownership of the Iceberg Brands Corporation's common stock by each person known by Iceberg Brands Corporation to be the beneficial owner of more than five percent (5%) of Iceberg Brands Corporation's common stock, by each director and officer and by all officers and directors as a group.



Name of                 Address of                    Amount of Shares         % of Outstanding
Beneficial Holder       Beneficial Holder             Beneficially Owned       Common Stock
----------------------------------------------------------------------------------------------

Advantage Nevada       7263 E. San Alfredo Drive       2,250,000                   17.50%
Corporation            Scottsdale, Arizona  85258

Asiatic Management     c/o Charlton Investments        2,500,000                   19.44%
Consultants Ltd.       Flat B, 18F, Nikken Heights
                       Central Hong Kong

Ed Heisler             24352 N. 74th Place             1,100,000                    8.56%
                       Scottsdale, Arizona 85255

Cede & Co.             The Depository Trust Co         1,516,225 (1)               11.79%
                       PO Box 222 Bowling Green
                       New York, NY 10272

Golden Capital         168 - 177 W. Hastings St.       1,360,000 (1)               10.58%
                       Vancouver, B.C.
                       V6E 2K3

Robert Waters          #2025 -1358 W. Georgia Street      50,000                    0.39%
President and Director Vancouver, BC V7T 1A8

Robert Klein            4540 Woodgreen Place              50,000                    0.39%
Director                West Vancouver, BC V7S 2S6

All directors and Officers as a group                    100,000                    0.78%


(1) The beneficial owners of these shares are not known to Iceberg Brands Corporation

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

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended December 31, 2002, the Company incurred salaries of $99,000 (2001- $180,710) to two directors and a former director. The Company issued 168,000 pre-reverse split common shares to a director as partial payment for salary and expenses incurred on behalf of the Company totaling $42,000. At December 31, 2002, $28,000(2001-$14,000) is owing to a director.

During the year ended December 31, 2002 the Company incurred consulting fees of $31,200 to a private company controlled by a significant shareholder.

During the year ended December 31,2002 the Company issued 1,483,246 pre-reverse split common shares and 560,000 post split common shares for consulting services valued at $147,011, re-imbursement of expenses valued at $12,027 and repayment of a loan valued at $8,500 to an employee of the Company. In addition, the Company issued 281,000 pre split and 550,000 post split common shares to another employee for consulting services valued at $ 50,550.

During the year ended December 31, 2002 the Company issued 850,000 pre reverse split common shares and 950,000 post split common shares for consulting services valued at $119,500 to two significant shareholders.

During the year ended December 31,2002 the Company issued 1,743,750 pre reverse split common shares for consulting services valued at $137,500 and re-imbursement of expenses valued at $37,000 to private companies controlled by a significant shareholder.

During the year ended December 31, 2002 the Company issued 1,218,750 pre reverse split common shares for consulting services valued at $97,500 to private companies controlled by an employee.

During the year ended December 31, 2002 the Company issued 2,500,000 post reverse split restricted common shares for an investment banking services contract valued at $300,000 to a private company controlled by a significant shareholder. In addition, the Company issued 750,000 post reverse split restricted common shares for an investor relations services contract valued at $90,000 to a private company controlled by an employee.

During the year ended December 30, 2002 the Company issued 2,500,000 pre-reverse split restricted common shares valued at $825,000 to a Company associated with a significant shareholder, 525,000 pre reverse split restricted common shares valued at $173,250 to a Company controlled by a significant shareholder, 400,000 pre reverse split restricted common shares valued at $132,000 to one former and two current directors and 200,000 pre reverse split restricted common shares valued at $66,000 to two employees as part of the acquisition of certain rights to acquire an interest in ACGT.

At December 31, 2002 an amount of $178,718 is owing from a public Company and its subsidiary, which have a director in common with the Company, a net amount of $6,915 is owing from an employee, a net amount of $160,935 is owing to a significant shareholder and $28,000 is owing to one director for accrued salary. These amounts are non-interest bearing and have no specific terms of repayment.

During 2002 the Company issued a total of 7,683,321 pre-reverse split shares and 3,690,000 post-reverse split to officers, directors, employees and certain significant shareholders and private companies controlled by them in settlement of outstanding management fees, consulting fees, loans and expenses totaling $987,704. The fair value of the shares issued exceeded the outstanding debts by an amount of $656,784 which has been recorded as a loss on settlement of debt.

ITEM 13.        EXHIBITS

3.1     Certificate of Amendment to Articles of Incorporation

3.2     Certificate of Amendment to Articles of Incorporation

10.1    Asset Purchase Agreement between us and Iceberg Acquisition Corporation

10.2 Letter of final terms between Iceberg Drive Inn,Inc.,Iceberg Acquisition Corporation and Iceberg Brands Corporation.

10.3    Agreement between us and Asiatic Management Consultants Ltd.

10.4    Agreement between us and Advantage Nevada Corporation

10.5    Agreement between us and HBK Investment Services Ltd.

10.6    Agreement between us and Ed Heisler

99.1    Certification of Periodic Report of Chief Executive Officer

99.2    Certification of Periodic Report of Chief Financial Officer


ITEM 14 CONTROLS AND PROCEDURES

(a) Within 90 days prior to the filing date of this report, with the participation of the Company's management, the Company's President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission's rules and procedures.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

Date: March 31, 2003       ICEBERG BRANDS CORPORATION

By: /S/ Robert Waters
---------------------------
Robert Waters

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

By: /S/ Robert Waters         Date:   March 31, 2003
---------------------------
Robert Waters,
Director and President

 By: /S/ Robert Klien         Date:   March 31, 2003
----------------------------
Robert Klein, Director



CERTIFICATION

        I, Robert Waters, certify that:

1. I have reviewed this annual report on Form 10-KSB of ICEBERG BRANDS CORPORATION;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


  /s/ Robert Waters
      --------------
     Robert Waters
     President and Chief Executive Officer
===============================================================

 I,  Robert Klein, certify that:

1. I have reviewed this annual report on Form 10-KSB of ICEBERG BRANDS CORPORATION;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


  /s/ Robert Klein
---------------
   Robert Klein
   Secretary, Treasurer and Chief Financial Officer