Form 10QSB
period 2003-03-31
ICEBERG BRANDS CORP
filed 2003-05-21
CIK 746631

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

                           ICEBERG BRANDS CORPORATION.
             (Exact name of registrant as specified in its charter)

                       NEVADA                         88-0195105
           (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)       Identification No.)


         1288 Alberni  Street, Suite 806, Vancouver,     V6E 4R8
                    British Columbia, Canada
     (Address of registrant's principal executive offices)    (Zip Code)


                                  604.664.0499
              (Registrant's Telephone Number, Including Area Code)

================================================================================

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2003 there were 16,355,298 shares of the issuer's $0.001 par value common stock issued and outstanding.



INDEX
                                                                                   Page
Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.....................................................F1-F14

Item 2.   Management's Discussion and Analysis or Plan of Operation.................2-12

Item 3.   Controls And Procedures....................................................13

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................13

Item 2.   Changes in Securities and Use of Proceeds................................. 13

Item 3.   Defaults Upon Senior Securities............................................14

Item 4.   Submission of Matters to a Vote of Security Holders........................14

Item 5.   Other Information......................................................... 15

Item 6.   Exhibits and Reports on Form 8-K...........................................16

SIGNATURES...........................................................................17

CERTIFICATION........................................................................17

=============================================================
ITEM 1. FINANCIAL STATEMENTS





                           ICEBERG BRANDS CORPORATION
                     (Formerly Precise Life Sciences Ltd.)
                         (A Development Stage Company)

                                 BALANCE SHEETS

                                                           March,31              December 31,
                                                             2003                   2002
                                 ASSETS                   ----------             -----------

CURRENT ASSETS
     Taxes recoverable                                   $       766           $       712
     Due from 2U Online.com, Inc (Note 7)                    181,719               178,718
     Due from Iceberg Acquisition Corporation                  5,000                     -
     Current portion of prepaid service contract             365,707                31,333
                                                           ----------             ----------
                                                             533,192               545,137

INVESTMENT IN ICEBERG ACQUISITION CORPORATION (Note 5)       120,000                25,000
PREPAID SERVICE CONTRACT (Note 4 )                           371,586               459,669
OIL AND GAS PROPERTIES (Note 3)                                    2                     2
                                                           ----------             ----------
                                                         $ 1,044,780           $  1,029,808
                                                           ==========             ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Bank overdraft                                   $     2,341           $      1,934
        Accounts payable and accrued liabilities              35,942                 39,745
        Due to related parties (Note 7)                       63,551                182,020
                                                           ----------             ----------
                                                             101,834                223,699
                                                           ----------             ----------

COMMITMENTS AND CONTINGENCIES (NOTE 1,5 and 8)

STOCKHOLDERS' EQUITY (Note 6)
   Common stock, $.001 par value, 200,000,000
    shares authorized 16,355,298 (2001 -
    12,856,631) shares issued and outstanding                  40,354                  36,856
    Additional paid-in capital                             16,650,626              15,825,725
    Deficit accumulated during the development stage      (15,748,034)            (15,056,472)
                                                           ----------              ----------
                                                              942,946                 806,109
                                                           ----------              ----------
                                                      $     1,044,780          $    1,029,808
                                                           ==========               ==========

The accompanying notes are an integral part of these financial statements


                           ICEBERG BRANDS CORPORATION
                     (Formerly Precise Life Sciences Ltd.)
                         (A Development Stage Company)
                        INTERIM STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                            Cumulative
                                                 Three Months Ended   Three Months Ended   From January 1,
                                                   March 31,2003        March 31, 2002        1996 to
                                                                                           March 31,2003
                                                       -----------      ------------        -----------
GENERAL AND ADMINISTRATIVE EXPENSES
     Litigation settlement                          $          -      $          -        $  2,291,070
     Management and consulting fees                      231,438            15,092           1,702,871
     Consulting fees-Stock based compensation(Note2)     328,900                 -             328,900
     Loss on settlement of debt                                -                 -             656,784
     General and Administrative                          108,368           121,205           1,227,525
     Professional fees                                    22,856            15,128             587,732
     Interest expense                                          -            26,844              98,282
     Software development costs                                -                -              737,300
                                                       -----------      -----------        -----------
LOSS BEFORE THE FOLLOWING                               (691,562)         (178,269)         (7,630,464)

Write-down of interest in ACGT Corporation                     -        (1,439,000)         (1,406,000)
Write-down of  oil and gas properties                          -                 -          (2,250,937)
                                                     ------------      ------------       ------------


NET LOSS FOR THE PERIOD                             $   (691,562)   $   (1,617,269)      $ (11,287,401)
                                                      ===========       ===========        ============



BASIC NET LOSS PER SHARE                            $     (0.049)    $     (0.095)
                                                      ===========      ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             14,094,036       16,943,579
                                                      ===========      ===========

The accompanying notes are an integral part of these financial statements


                           ICEBERG BRANDS CORPORATION
                     (Formerly Precise Life Sciences Ltd.)
                         (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                              Cumulative
                                                                  Three Months ended   Three Months ended   from January 1,
                                                                      March 31,            March 31,           1996 to
                                                                         2003                2002             March 31,
                                                                                                                 2003
                                                                     -----------         -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss for the year                                       $   (691,562)     $   (1,617,629)       $ (11,287,401)
       Adjustments to reconcile net loss to net cash from
        operating activities:
        - services paid for with common shares                           295,520             282,677            1,574,148
        - stock-based compensation                                       328,900                   -              328,900
        - interest paid for with common shares                                 -              26,550               80,872
        - loss on settlement of debt                                           -                   -              656,784
        - software development costs paid for with common shares               -                   -              600,000
        - write-down of interest in oil and gas properties                     -                   -            2,250,937
        - write-down of interest in ACGT Corporation                           -           1,320,000            1,406,000
        - other non-cash expenses                                              -                   -            2,557,382
                                                                      -----------          -----------         -----------
                                                                         (67,142)             11,598           (1,832,378)
        - net changes in working capital items                          (223,729)            (44,868)             375,905
                                                                      -----------          -----------         -----------
CASH USED IN OPERATING ACTIVITIES                                       (290,871)            (33,270)          (1,832,378)
                                                                      -----------          -----------         -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Investment in Iceberg Acquistion Corporation                          (95,000)                  -             (120,000)
   Interest in oil and gas property.                                            -                  -             (684,934)
                                                                      -----------          -----------          -----------
CASH USED IN INVESTING ACTIVITIES                                        (95,000)                  -             (804,934)
                                                                      -----------          -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                           2,341                  -                4,275
   Net proceeds on sale of common stock                                   505,000                  -              950,000
   Net proceeds from common stock subscriptions                                 -                  -              633,000
   Net advances (to) from related parties                               (121,470)             29,004              254,132
   Advances receivable                                                          -                  -              420,000
                                                                      -----------        -----------           -----------
CASH PROVIDED FINANCING ACTIVITIES                                        385,871             29,004            2,261,407

(DECREASE) INCREASE IN CASH                                                     -            (4,266)                    -

CASH, BEGINNING OF PERIOD                                                       -             28,266                    -
                                                                      -----------        -----------           -----------
CASH, END OF PERIOD                                                  $          -       $     24,000          $         -
                                                                      ===========        ===========           ===========

Other non-cash transactions: During the current period, the Company cancelled
1,000 common shares with restrictions previously issued for services valued at $3,000 and 333 shares without restrictions previously issued for services valued at $2,500.

   The accompanying notes are an integral part of these financial statements



                           ICEBERG BRANDS CORPORATION
                     (formerly Precise Life Sciences Ltd.)
                         (A Development Stage Company)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                  (Unaudited)

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

Unaudited Interim Financial Statements The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107 Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments.

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

Stock-based compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002 and the required disclosures have been made below.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 6:


                                                  Three months ended   Three months ended
                                                   March 31, 2003        March 31, 2002
                                       --------------------------------------------------
Net income (loss) for the period        As reported  $ (691,562)       $  (1,617,269)
SFAS 123 compensation expense           Pro-forma      (251,100)              -
                                                      -------------    -------------
Net loss for the period                 Pro-forma    $ (942,662)       $  (1,617,269)
                                                      ============     ==============
Pro-forma basic net loss per share      Pro-forma    $   (0.067)       $  (0.095)
                                                      ============     =============

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


NOTE 3 - OIL AND GAS PROPERTIES

Harvester Property, California, USA:

The Company owns a 2% royalty interest carried at a nominal value of $1 due to the uncertainty of realization.

LAK Ranch Oil Project, Wyoming, USA:

The Company owns a 0.7% gross overriding royalty interest on 6,360 acres of oil and natural gas rights located in the Powder River Basin of eastern Wyoming carried at a nominal value of $1 due to the uncertainty of realization.

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

On December 13, 2002, the Company entered into an agreement with HBK Investments Services Ltd., a private company controlled by a shareholder, with a two year term, whereby HBK will provide investor relations services to the Company (valued at $90,000) in exchange for 750,000 restricted shares of the Company's common stock. The investor relations individual will provide such services as researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

On December 13, 2002, the Company entered into an agreement with Asiatic Management Consultants Ltd., a private company controlled by a significant shareholder, with a two and one-half year term, whereby Asiatic will provide investment-banking services to the Company (valued at $300,000) in exchange for 2,500,000 restricted shares of the Company's common stock. The investment banker will provide access to investors and ongoing funding for the Company's investment in Iceberg Acquisition Corporation.

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

At March 31, 2003 the current portion of the prepaid service contracts totaled $365,707.


NOTE 5 - INVESTMENT IN ICEBERG ACQUISITION CORPORATION

On December 22, 2002, the Company signed an agreement with Iceberg Acquisition Corporation, whereby it agreed to acquire 100% interest in Iceberg Acquisition Corporation upon the issue of 10,000,000 restricted shares of common stock of the Company to the shareholders of Iceberg Acquisition Corporation and upon compliance with the terms of a Letter of Intent dated December 21, 2002 (as amended February 17, 2003) between Iceberg Acquisition Corporation, a Nevada Corporation and Iceberg Drive Inn, Inc., a Utah Corporation. The Company has been assigned 100% of the general terms and conditions agreed to by Iceberg Acquisition Corporation in the Letter of Intent dated December 21, 2002 (as amended February 17, 2003) with Iceberg Drive Inn, Inc. by payment of the initial $25,000 non-refundable deposit to the controlling shareholders of Iceberg Drive Inn, Inc. The general terms and conditions the Company must perform, satisfy and comply with in order for Iceberg Drive Inn, Inc. to tender all of their common voting shares to Iceberg Acquisition Corporation are as follows:

1. A non-refundable payment of $25,000 to the controlling shareholders of Iceberg Drive Inn, Inc. upon execution of the Letter of Intent dated December 31, 2002 (paid).

2. A payment of $95,000 to the controlling shareholders of Iceberg Drive Inn, Inc. on or before February 12, 2003 (paid).

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

5. The issue of 500,000 common shares of the Company upon the closing date of the transaction to the shareholders of Iceberg Drive Inn, Inc.

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

Iceberg Drive Inn operates a quick service restaurant business with eleven stores operating in Utah, Arizona and Idaho. The restaurants specialize in quality hand made ice cream treats, old- fashioned hamburgers, French fries and hand breaded onion rings. As at March 31, 2003, the Company had not yet received the audited financial statements from Iceberg Drive Inn, Inc. Until these financial statements are received, the transaction cannot close.


NOTE 6 - CAPITAL STOCK

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

2. Created a new class of convertible preferred Class A voting capital stock. The aggregate number of preferred Class A voting shares that the Company shall have authority to issue is five million (5,000,000) shares with a par value of $0.001 per share.

3. Created a new class of convertible preferred Class B non-voting capital stock. The aggregate number of preferred Class B non-voting shares that the Company shall have authority to issue is five million (5,000,000) shares with a par value of $0.001 per share.

During the quarter ended March 31, 2003, previously issued share purchase warrants expired without exercise as follows:

- 1,000,000 warrants to purchase an additional share of par value common stock at $0.75 per share (pre-reverse split) until January 30, 2003.

- 356,000 warrants to purchase an additional share of par value common stock at $0.60 per share (pre-reverse split) until January 12, 2003.

During the quarter ended March 31, 2003, the Company had outstanding share purchase warrants as follows:

- 800,000 warrants entitling the holder to purchase an additional one-half share at a price of $2.00 per share until March 17, 2005.

During the quarter ended March 31, 2003, the Company issued the following shares of common stock:

The Company issued a total of 2,700,000 common shares pursuant to the exercise of stock options at a price of $0.15 per share for proceeds of $405,000 on the following dates: January 2, 2003 (300,000 shares), January 24, 2003 (100,000 shares), February 18, 2003 (100,000 shares), February 25, 2003 (250,000 shares),
March 3, 2003 (1,950,000 shares).

On March 6, 2003, the Company cancelled 1,000 common shares with restrictions previously issued for services valued at $3,000 and 333 shares without restrictions previously issued for services valued at $1,688.

On March 17, 2003, the Company issued 800,000 units at $0.125 per unit for proceeds of $100,000. Each unit consists of one common share plus a warrant entitling the holder to purchase an additional one-half share at a price of $2.00 per share for two years.

NOTE 6 - CAPITAL STOCK

Stock options

On December 20, 2002, the Company filed a Registration Statement on Form S-8 to cover 4,100,000 shares of common stock to be issued pursuant to the Company's 2002 Stock Incentive and Option Plan (the "Plan"). During the period ended March 31, 2003 the Company granted options under the Plan to acquire a total of 4,100,000 shares of the Company's common stock at a price of $0.15 per share being the market value as at the date of grant. Of the total number of options granted, 2,325,000 were granted to consultants for which a consulting expense of $328,900 was recorded during the period representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 10 years, a risk-free interest rate of 3% and an expected volatility of 116%.

The fair value of the 1,775,000 options granted to directors and employees, as disclosed on a pro-forma basis in Note 2, was estimated using the Black-Scholes option pricing model assuming an expected life of 10 years, a risk-free interest rate of 3% and an expected volatility of 116%.


NOTE 7 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2003 the Company incurred $12,000 in management fees to a director. At March 31, 2003 the Company owes $40,000 in management fees to a director.

During the quarter ended March 31, 2003, the Company incurred $7,310 in rent and office expenses to a private company controlled by an employee.

During the quarter ended March 31, 2003, the Company incurred $37,500 in consulting fees to a significant shareholder and $37,500 in professional and consulting fees to two employees.

During the quarter ended March 31, 2003, two companies controlled by a significant shareholder earned $37,833 and a company controlled by an employee earned $11,250 pursuant to prepaid services agreements (See note 4).

At March 31, 2003 an amount of $181,719 is receivable from a public company and its subsidiary, which have a director in common with the Company, a net amount of $1,010 is payable to an employee, a net amount of $22,541 is owing to a significant shareholder and $40,000 is owing to a director for accrued management fees. These amounts are non-interest bearing and have no specific terms of repayment.

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


NOTE 9 - SUBSEQUENT EVENTS

Subsequent to March 31, 2003, a total of 700,000 shares of common stock were issued at a price of $.15 per share on the exercise of incentive stock options.

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

Our Business.

The company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The company underwent a name change to Asdar Group on December 10, 1997 and another name change to Precise Life Sciences Ltd. on April 30, 2002. The company was inactive from 1991 to 1996 and currently has no revenue generating operations. In accordance with SFAS #7, the company is considered a development stage company since January 1, 1996. At March 31, 2003, we had a cash overdraft of $2,341. We primarily rely on directors and certain shareholders for financing.

Currently, we own certain interests in oil and gas properties. (described more particularly below). Recently, we changed our name from Precise Life Sciences Ltd.to Iceberg Brands Corporation to reflect the fact that we intend to pursue, as part of our business, development of a quick service restaurant chain known as "Iceberg Drive Inn's" (described more particularly below). We believe that this project will increase the total value of the corporation to our shareholders. As of the date of this quarterly report on Form 10QSB, we are in the process of researching potential partnerships and acquisitions which may complement our new business direction. There is no guarantee that we will be able to successfully enter into relationships which will produce revenue. To March 31, 2003, we have suffered an accumulated net loss of $11,287,401. There is no guarantee that we will not continue to suffer significant losses in the foreseeable future.

Our Investment In Iceberg Acquisition Corporation.

On December 22, 2002, The Company Signed An Agreement With Iceberg Acquisition Corporation, Whereby It Will Acquire 100% Interest In Iceberg Acquisition Corporation Upon The Issue Of Ten Million (10,000,000) Restricted Common Shares Of The Company To Iceberg Acquisition Corporation And Upon Compliance With The Terms Of A Certain Letter Of Intent Dated December 21, 2002 (As Amended February 17,2003) Between Iceberg Acquisition Corporation, A Nevada Corporation And Iceberg Drive Inn, Inc., A Utah Corporation. The Company Has Been Assigned 100% Of The General Terms And Conditions Agreed To By Iceberg Acquisition Corporation In The Letter Of Intent Dated December 21, 2002 (As Amended February 17, 2003) With Iceberg Drive Inn, Inc. By Payment Of The Initial $25,000 Non-Refundable Deposit To The Controlling Shareholders Of Iceberg Drive Inn, Inc. The General Terms And Conditions The Company Must Perform, Satisfy And Comply With In Order For Iceberg Drive Inn, Inc. To Tender All Of Their Common Voting Shares To Iceberg Acquisition Corporation Are As Follows:

1. A non-refundable payment of $25,000 to the controlling shareholders of Iceberg Drive Inn, Inc. upon execution of the Letter of Intent dated December 31, 2002 (paid).

2. A payment of $95,000 to the controlling shareholders of Iceberg Drive Inn, Inc. on or before February 12, 2003. (paid)

3. A payment of $105,000 to the controlling shareholders of Iceberg Drive Inn, Inc. upon delivery of audited financial statements of Iceberg Drive Inn, Inc. as at December 31, 2002, to the Company. This payment will effectively close the transaction.

4. A further payment of $1,050,000 to the controlling shareholders of Iceberg Drive Inn, Inc. payable in five equal quarterly payments of $210,000. The first payment will be paid on July 12, 2003 and follow every ninety (90) days thereafter until paid in full.

5. The issue of 500,000 common shares of the Company upon the closing date of the transaction to the shareholders of Iceberg Drive Inn, Inc.

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

Iceberg Drive Inn- quick service restaurants specialize in quality hand made ice treats, old-fashioned hamburgers, french fries and hand breaded onion rings. Each restaurant is designed to purvey a feeling of an old-fashioned neighborhood "burger joint" or malt shop. Iceberg's distinctive "over the rim" extra thick shakes, made in dozens of flavors, have made the brand famous and set it apart from competitors.

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

As at March 31, 2003, we are awaiting the audited financial statements as at December 31, 2002 from Iceberg Drive Inn's, Inc. As at March 31, 2003, the Company had not yet received the audited financial statements from Iceberg Drive Inn, Inc. Until these financial statements are received, the transaction cannot close.

Our Oil and Gas Properities.

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

As a result of the settlement, Iceberg Brands Corporation has written down the carrying value of its interest in the LAK Ranch property to the nominal value of $1. During the three months ended March 31, 2003, there was no production from the Wyoming Property.

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

ZONE           DEPTH (ft)       GROSS PAY           NET PAY
-------       ----------        ----------        -----------
Temblor      11,690-11,750         60                  22
Temblor      12,080-12,148         68                  37
Vedder       12,974-13,052         78                  46
Vedder       13,148-13,206         58                  48
Vedder       13,264-13,360         96                  74
Vaqueros     13,745-13,794         49                  15
Kreyenhagen  14,016-14,093         77                   8

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

or

    b) any subsequent interest in the Property acquired by International Brooks or anyassociate or affiliate thereof is terminated. At such time, the Royalty Interest shall terminate and be of no further force or effect. At such time as hydrocarbons are obtained from the Property, International Brooks agrees to register the Royalty Interest with the appropriate regulatory authorities in favor of Precise Life.

2.      Iceberg Brands, in consideration of the Royalty
Interest to be reserved by International Brooks in favor of Iceberg Brands, agrees to terminate any interest it had, has or may have in the Property pursuant to the Agreement.

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


Liquidity and Capital Resources.


For the three month period ended March 31, 2003, we had total assets of $1,044,780 , including taxes recoverable of $766, $181,719 due from related parties, $5,000 due from Iceberg Acquisition Corporation and $365,707 as the current portion of $737,293 in prepaid service contracts. We also had $2 invested in oil and gas properties, which is represented by $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California. At December 31, 2002, we had total assets of $1,029,808. The slight decrease in assets was primarily due to an increase in the amount due from related parties.

At March 31, 2003, we had current liabilities of $101,834, which was represented by a bank overdraft of $2,341, accounts payable and accrued liabilities of $35,942 and $63,551 due to related parties. At December 31, 2002 we had current liabilities of $223,699. The decrease in liabilities was primarily due to an decrease in funds due to related parties. At March 31,2003, we had total current assets of $553,192. At March 31, 2003, current assets exceeded current liabilities by $451,358. At December 31, 2002, our total current assets exceeded our total current liabilities by $321,438.

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

Results of Operations.

We have not yet realized any revenue from operations to date. Loss from operations decreased from $1,617,269 in the first quarter of 2002 to $691,562 in the first quarter of 2003. This decrease in the loss was largely due to no impairment provisions to our former investment in ACGT Corporation.

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

During the fiscal year 2003, we intend to focus on our investment in Iceberg Acquisition Corporation. During the first quarter of 2003, we raised $100,000 through the issuance of 800,000 restricted common shares at $0.125 per share. The proceeds were used to satisfy the terms of the agreement dated December 22, 2002 referred to above. As at March 31, 2003, the Company had not yet received the audited financial statements from Iceberg Drive Inn, Inc., a necessary part of the agreement. Until these financial statements are received, the remaining terms of the agreement will not be satisfied and the transaction cannot close. Should the transaction close, the management of Iceberg Brands Corporation and the management of Iceberg Acquisition Corporation intend to aggressively expand the Iceberg Drive Inns brand, beginning in the last half of 2003.

Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:


Property and Cash Equivalents

        March 31, 2003     December 31, 2002       December 31, 2001
        -------------      -----------------      ------------------
 Total   $(2,341)             $(1,934)                $28,266



We define cash equivalents as all highly liquid investments with maturity of 3
months or less when purchased.   We do not presently own any interests in real
estate or own any inventory or equipment.


ITEM 3. CONTROLS AND PROCEDURES


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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On February 21, 2002, we issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered and future services related to the acquisition of a former biomedical project. The shares were to be held in trust and not sold until all necessary financings were concluded to complete the acquisition. Empire Sterling Corporation breached the trust agreement and we placed a stop transfer on the shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, we commenced court proceedings to retrieve the shares. We requested an interim injunction against all parties and were successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. We intend to file legal process claiming ownership of the shares and breach of trust interalia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.

ITEM 2. CHANGES IN SECURITIES.

On December 20, 2002, the Company filed a Registration Statement on Form S-8 to cover 4,100,000 shares of common stock, par value $0.001 per share to be issued pursuant to the Company's 2002 Stock Incentive and Option Plan. During the three month period ended March 31, 2003, the Company issued a total of 2,700,000 shares of common stock at a price of $.15 per share for proceeds of $405,000 as follows:

        January 3, 2003          300,000 shares
        January 24, 2003         100,000 shares
        February 18, 2003        100,000 shares
        February 25, 2003        250,000 shares
        March 3, 2003            1,950,000 shares

At December 31, 2002, the Company had 1,000,000 outstanding share purchase warrants to purchase an additional share of par value common stock at $0.75 per share (pre-reverse split) until January 30, 2003 and 356,000 outstanding share purchase warrants to purchase an additional share of par value common stock at $0.60 per share (pre-reverse split) until January 12, 2003. During the three months ended March 31, 2003, all these warrants expired without exercise.

On March 6, 2003, the Company cancelled 1,000 common shares with restrictions previously issued for services valued at $3,000 and 333 common shares without restrictions previously issued for services valued at $1,688. The 1,333 common shares were returned to authorized, but unissued status.

On March 17, 2003, the Company issued 800,000 units at $0.125 per unit for proceeds of $100,000. Each unit consists of one common share plus a warrant entitling the holder to purchase an additional one-half share at a price of $2.00 per share for two years. The proceeds from this private placement were used to make the required payment to the shareholders of Iceberg Drive Inn, Inc. These 800,000 restricted shares were issued to the following placees:

Jean V. Lang                                    200,000 shares
(O/I/D Subs/Agmt/02-05-03)
Jon W. Payne                                    200,000 shares
(O/I/D Subs/Agmt/02-06-03)
Vincent Marquart                                80,000  shares
(O/I/D Subs/Agmt/02-11-03)
Steven Gervais, Trustee                         40,000  shares
(O/I/D/ Subs/Agmt/02-14-03)
Timothy & Lillian Steiner, Joint Tenants        280,000 shares
(O/I/D/ Subs/Agmt/02-10-03)

The original dates of issue correspond to the dates the placees issued their cheques to the Company.

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

ITEM 5.  OTHER INFORMATION

A. Security Ownership of Management

The following table sets forth information as of March 31, 2003 with respect to the ownership of our common stock by each director and by all officers and directors as a group.


Name of              Address of                      Amount of Shares        % of Outstanding
Beneficial Holder    Beneficial  Holder              Beneficially Owned      Common Stock
---------------------------------------------------------------------------------------------
Robert Waters        2025-1388 W. Georgia St               50,000                  0.31%
                     Vancouver, BC V7T 1A8

Robert Klein         4540 Woodgreen Place                  50,000                  0.31%
                     West Vancouver, BC V7S 2S6





Directors' Compensation. During the three months ended March 31, 2003, the Company incurred $12,000 in management fees to one director. At March 31, 2003 the Company owes $40,000 in management fees to one director.

Stock Based Compensation.

During the three months ended March 31, 2003, $328,900 in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Sholes option pricing model We do expect further stock based compensation in 2003.

B. Security Ownership of Certain Beneficial Holders of ten percent or more


Name of              Address of                      Amount of Shares        % of Outstanding
Beneficial Holder    Beneficial  Holder              Beneficially Owned      Common Stock
---------------------------------------------------------------------------------------------
Common Stock         CEDE & Co.
                    The Depository Trust Co.
                    P.O. Box 222 Bowling Green Station
                    New York, New York 10274             6,274,737              38.37 %


Common Stock        Advantage Nevada Corporation
                    7263 E . San Alfredo Drive
                    Scottsdale, Arizona 85258            2,250,000              13.76 %



Common Stock       Asiatic Management Consultants Ltd.
                   c/o Charlton Investments Ltd.
                   Flat B,18F, Nikken Heights
                   Central Hong Kong                     2,500,000              15.29 %



C. Certain Relationships and Related Party Transactions

During the three months ended March 31, 2003 the Company incurred $12,000 in management fees to one director. At March 31, 2003 the Company owes $40,000 in management fees to one director.

During the three months ended March 31, 2003, the Company incurred $7,310 in rent and office expenses to a private company controlled by an employee.

During the three months ended March 31, 2003, the Company incurred $37,500 in consulting fees to a significant shareholder and $37,500 in professional and consulting fees to two employees.

During the three months ended March 31, 2003, two companies controlled by a significant shareholder earned $37,833 and a company controlled by an employee earned $11,250 pursuant to prepaid services agreements

At March 31, 2003 an amount of $181,719 is receivable from a public Company and its subsidiary, which have a director in common with the Company, a net amount of $1,010 is payable to an employee, a net amount of $22,541 is owing to a significant shareholder and $40,000 is owing to one director for accrued management fees. These amounts are non-interest bearing and have no specific terms of repayment.

D. Subsequent Events

Subsequent to March 31, 2003, a total of 700,000 shares of common stock were issued at a price of $.15 per share on the exercise of incentive stock options.

ITEM 6.  EXHIBITS AND FORM 8-K'S.

Index to Exhibits
(i)     Exhibits

Exhibit 3.1 - Certificate of Amendment to Articles of Incorporation.

Exhibit 99.1 - Section 906 Certification of Periodic Report of the Chief
               Executive Officer.

Exhibit 99.2 - Section 906 Certification of Periodic Report of the Chief
               Finacial Officer

(ii) The following documents are incorporated by reference in this Form 10-QSB:

A. Our Form 8-K filed January 6, 2003 announcing the acquisition of Iceberg Acquisition Corporation, whereby we were assigned 100% of the general terms and conditions agreed to by Iceberg Acquisition Corporation in the Letter of Intent dated December 21, 2002 with Iceberg Drive Inn, Inc. Iceberg Acquisition's assets are solely an agreement to acquire Iceberg Drive Inn, Inc. a chain of franchised fast food drive-inn restaurants based in the southwestern United States.

B. Our Form 8-K filed March 6, 2003 announcing the name change to Iceberg Brands Corporation, an increase in the authorized capital of common shares, creation of two new classes of preferred shares and a change in CUSIP number and trading symbol.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Quarterly Report on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on May 20, 2003.

ICEBERG BRAND CORPORATION

A NEVADA CORPORATION

By:      /s/ Robert Waters
      ----------------------
         Robert Waters

Its:     President

CERTIFICATION


CERTIFICATION OF PERIODIC REPORT:

 I, Robert Waters, President and Chief Executive
Officer of Iceberg Brands Corporation, a Nevada Corporation (the "Company"), certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section 1350, that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended March 31, 2003 of ICEBERG BRANDS CORPORATION.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

  /s/ Robert Waters
  ---------------
  Robert Waters
  President and Chief Executive Officer

==========================================

CERTIFICATION OF PERIODIC REPORT

I, Robert Klein, President and Chief Financial Officer of Iceberg Brands Corporation, a Nevada Corporation (the "Company"), certify, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended March 31, 2003 of ICEBERG BRANDS CORPORATION.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

  /s/ Robert Klein
      --------------
     Robert Klein
     Director and Chief Financial Officer

Exhibit 99.1

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

 Dated: May 20, 2003

/s/ Robert Waters
--------------
Robert Waters
President and Chief Executive Officer


Exhibit 99.2

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

 Dated: May 20, 2003

/s/ Robert Klein
------------------
   Robert Klein

Secretary, Treasurer and Chief Financial Officer