Form 10QSB
period 2003-06-30
ICEBERG BRANDS CORP
filed 2003-08-14
CIK 746631

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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

1288 Alberni  Street, Suite 806, Vancouver, British Columbia, Canada   V6E 4N5
       (Address of registrant's principal executive offices)   (Zip Code)

                                  604.664.0499
              (Registrant's Telephone Number, Including Area Code)


APPLICABLE ONLY TO CORPORATE ISSUERSState the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2003 there were 19,055,298 shares of the issuer's $0.001 par value common stock issued and outstanding.



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

SIGNATURES...........................................................................17

CERTIFICATION........................................................................17



ITEM 1. Financial Statements



                           ICEBERG BRANDS CORPORATION
                     (Formerly Precise Life Sciences Ltd.)
                         (A Development Stage Company)

                                 BALANCE SHEETS

                                                           June 30
                                                             2003                December 31,
                                 ASSETS                   (unaudited)                2002
                                                         ----------             -----------
CURRENT ASSETS
     Taxes recoverable                                   $       705           $       712
     Note receivable (Note 5)                                 40,000                    -
     Due from related parties (Note 7)                       182,513               178,718
     Current portion of service contract                     365,707               365,707
                                                           ----------             ----------
                                                             588,925               545,137

INVESTMENT IN ICEBERG ACQUISITION CORPORATION (Note 5)             -                25,000
SERVICE CONTRACT (Note 4 )                                   283,503               459,669
OIL AND GAS PROPERTIES (Note 3)                                    2                     2
                                                           ----------             ----------
                                                         $   872,430           $  1,029,808
                                                           ==========             ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Bank overdraft                                   $     1,109           $      1,934
        Accounts payable and accrued liabilities              43,430                 39,745
        Due to related parties (Note 7)                        4,924                182,020
                                                           ----------             ----------
                                                              49,463                223,699
                                                           ----------             ----------

COMMITMENTS AND CONTINGENCIES (NOTE 1 and 8)

STOCKHOLDERS' EQUITY (Note 6)
   Common stock, $.001 par value, 200,000,000
    shares authorized 19,055,298 (2001 -
    12,856,631) shares issued and outstanding                  43,055                  36,856
    Additional paid-in capital                             16,930,726              15,825,725
    Deficit accumulated during the development stage      (16,150,814)            (15,056,472)
                                                           ----------              ----------
                                                              822,967                 806,109
                                                           ----------              ----------
                                                      $       872,430          $    1,029,808
                                                           ==========               ==========

The accompanying notes are an integral part of these financial statements

                          ICEBERG BRANDS CORPORATION
                     (Formerly Precise Life Sciences Ltd.)
                         (A Development Stage Company)
                        INTERIM STATEMENT OF OPERATIONS
                                  (Unaudited)

                                       Three         Three            Six          Six          from
                                       Months        Months         Months       Months       January 1,
                                       ended         ended          ended        ended         1996 to
                                       June 30,      June 30,        June 30,    June 30,      June 30,
                                       2003          2002           2003         2002           2002
                                     ----------    ----------     ----------     ----------   ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Litigation settlement            $      -   $        -    $         -       $       -     $  2,291,070
  Management and consulting fees     124,590     601,392        355,938         616,484        1,827,371
  Consulting fees-Stock based
    compensation(Note6)               33,800           -        362,700               -          362,700
  Loss on settlement of debt               -           -              -               -          656,784
  General and Administrative          95,422     135,531        203,790         256,736        1,322,947
  Professional fees                   64,057      28,118         86,913          43,246          651,789
  Interest expense                         -      24,888              -          51,732           98,282
  Software development costs               -           -              -               -          737,300
                                    -----------   -----------   -----------     ----------     ----------
LOSS BEFORE THE FOLLOWING            317,869     789,929      1,009,341         968,198        7,948,333

Write-down of oil and gas properties       -           -              -               -        2,250,937
Write-off (recovery) of ACGT interest      -     (33,000)             -       1,406,000        1,406,000
Loss on Iceberg Drive Inn
Investment (Note 5)                   85,000           -         85,000               -           85,000
                                  ------------  ---------   ------------     ----------     -----------

NET LOSS FOR THE PERIOD            $(402,869)  $(756,929)    $ (1,034,341)   $(2,374,198)   $(11,690,270)
                                    =========== ===========    ============   ===========    =============



BASIC NET LOSS PER SHARE                         $   (0.03)  $   (0.03)     $    (0.07)     $    (0.12)
                                                   =========  ==========      =========      ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        15,279,311  21,682,430     15,645,832      19,357,640
                                                  =========== ===========    ===========     ==========
The accompanying notes are an integral part of these financial statements



                           ICEBERG BRANDS CORPORATION
                     (Formerly Precise Life Sciences Ltd.)
                         (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                            Cumulative
                                                                  Six Months ended   Six Months ended     from January 1,
                                                                      June 30,            June 30,           1996 to
                                                                         2003                2002           December 30,
                                                                                                                2002
                                                                     -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss for the year                                       $  (1,094,341)     $   (2,374,198)      $ (11,690,270)
       Adjustments to reconcile net loss to net cash from
        operating activities:
        - Fees and services paid for with common shares                  524,103             775,413            1,802,731
        - stock-based compensation                                       362,700                   -              362,700
        - interest paid for with common shares                                 -              32,925               80,872
        - loss on settlement of debt                                           -                   -              656,874
        - software development costs paid for with common shares               -                   -              600,000
        - write-down of interest in oil and gas properties                     -                   -            2,250,937
        - write-down of interest in ACGT Corporation                           -           1,406,000            1,406,000
        - Loss on Iceberg Drive Inn Investment                            85,000                   -               85,000
        - other non-cash expenses                                              -                   -            2,557,382
                                                                      -----------          -----------         -----------
                                                                        (122,538)           (159,860)          (1,887,774)
        - net changes in working capital items                          (365,690)             31,467              242,944
                                                                      -----------          -----------         -----------
CASH USED IN OPERATING ACTIVITIES                                       (479,228)           (128,393)          (1,664,830)
                                                                      -----------          -----------         -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Investment in Iceberg Acquistion Corporation                          (95,000)                  -             (120,000)
   Interest in oil and gas property.                                            -                  -             (684,934)
                                                                      -----------          -----------          -----------
CASH USED IN INVESTING ACTIVITIES                                        (95,000)                  -             (804,934)
                                                                      -----------          -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                          1,109                   -                3,043
   Net proceeds on sale of common stock                                  754,000                   -            1,199,000
   Net proceeds from common stock subscriptions                                -                   -              633,000
   Net advances (to) from related parties                               (180,881)            100,874              194,721
   Advances receivable                                                         -                   -              420,000
                                                                      -----------          -----------           -----------
CASH PROVIDED FINANCING ACTIVITIES                                        574,228            100,874            2,449,764

(DECREASE) INCREASE IN CASH                                                     -            (27,519)                   -

CASH, BEGINNING OF PERIOD                                                       -             28,266                    -
                                                                      -----------        -----------           -----------
CASH, END OF PERIOD                                                  $          -       $        747          $         -
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

   The accompanying notes are an integral part of these financial statements

                           ICEBERG BRANDS CORPORATION
                     (formerly Precise Life Sciences Ltd.)
                         (A Development Stage Company)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (Unaudited)

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.



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

Stock-based compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148), an amendment of Financial
Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002 and the required disclosures have been made below.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 6:




                                                     June 30, 2003        June 30, 2002
                                       --------------------------------------------------
Net income (loss) for the period        As reported  $  (1,094,341)  $  (2,374,198)
SFAS 123 compensation expense           Pro-forma         (273,800)              -
                                                      -------------    -------------
Net loss for the period                 Pro-forma    $  (1,368,141)  $  (2,374,198)
                                                      ============     ==============
Pro-forma basic net loss per share      Pro-forma    $      (0.08)   $       (0.12)
                                                      ============     =============



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

At June 30, 2003 the current portion of the prepaid service contracts totaled $365,707.


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

Iceberg Drive Inn operates a quick service restaurant business with eleven stores operating in Utah, Arizona and Idaho. The restaurants specialize in quality hand made ice cream treats, old- fashioned hamburgers, French fries and hand breaded onion rings. In order to close the transaction, Iceberg Drive Inn, Inc. was required to provide the Company with audited financial statements. Iceberg Drive Inn, Inc. failed to provide the audited financial statements and as such the Company has terminated the Agreement. Pursuant to the general terms of the Agreement, Iceberg Acquisition Corporation has signed a promissory note dated May 15, 2003 in the amount of $100,000 representing the balance of funds due from Iceberg Drive Inn, Inc. The note is due May 15, 2004 and bears interest at 8% per annum. The note was settled for the return and cancellation of shares and warrants with a fair value of $40,000, resulting in a loss of $60,000(see
Note 9). In addition, the Company has written off the non-refundable deposit in the amount of $25,000.

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

During the six months ended June 30, 2003, previously issued share purchase
warrants expired without exercise as follows: -       1,000,000 warrants to
purchase an additional share of par value common stock at $0.75 per share (pre-reverse split) until January 30, 2003.

- 356,000 warrants to purchase an additional share of par value common stock at $0.60 per share (pre-reverse split) until January 12, 2003.

During the six months ended June 30, 2003, the Company had outstanding share purchase warrants as follows:

- 800,000 warrants entitling the holder to purchase an additional one-half share at a price of $2.00 per share until March 17, 2005. (see Note 9 )

During the six months ended June 30, 2003, the Company issued the following shares of common stock:

The Company issued a total of 4,100,000 common shares pursuant to the exercise of stock options at a price of $0.15 per share for proceeds of $615,000 on the following dates: January 2, 2003 (300,000 shares), January 24, 2003 (100,000 shares), February 18, 2003 (100,000 shares), February 25, 2003 (250,000 shares),
March 3, 2003 (1,950,000 shares), May 12, 2003 (700,000 shares), May 30, 2003
(700,000 shares).

On March 6, 2003, the Company cancelled 1,000 common shares with restrictions previously issued for services valued at $3,000 and 333 shares without restrictions previously issued for services valued at $1,688.

On March 17, 2003, the Company issued 800,000 units at $0.125 per unit for proceeds of $100,000. Each unit consists of one common share plus a warrant entitling the holder to purchase an additional one-half share at a price of $2.00 per share for two years. (see Note 9)

The Company issued a total of 1,300,000 common shares pursuant to the exercise of stock options at a price of $0.03 per share for proceeds of $39,000 on the following dates: June 13, 2003 (900,000 shares), June 23, 2003 (300,000 shares),
June 26, 2003 (100,000 shares).

Stock options

On December 20, 2002, the Company filed a Registration Statement on Form S-8 to cover 4,100,000 shares of common stock to be issued pursuant to the Company's 2002 Stock Incentive and Option Plan (the "Plan"). During the period ended June 30, 2003 the Company granted options under the Plan to acquire a total of 4,100,000 shares of the Company's common stock at a price of $0.15 per share being the market value as at the date of grant. Of the total number of options granted, 2,325,000 were granted to consultants for which a consulting expense of $328,900 was recorded during the period representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 10 years, a risk-free interest rate of 3% and an expected volatility of 116%.

The fair value of the 1,775,000 options granted to directors and employees, as disclosed on a pro-forma basis in Note 2, was estimated using the Black-Scholes option pricing model assuming an expected life of 10 years, a risk-free interest rate of 3% and an expected volatility of 116%.

On June 12, 2003, the Company filed a Registration Statement on Form S-8 to cover 4,000,000 shares of common stock to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan (the "Plan"). During the period ended June 30, 2003 the Company granted options under the Plan to acquire a total of 2,300,000 shares of the Company's common stock at a price of $0.03 per share being the market value as at the date of grant. Of the total number of options granted, 1,375,00 were granted to consultants for which a consulting expense of $33,800 was recorded during the period representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 116%.

The fair value of the 925,000 options granted to directors and employees, as disclosed on a pro-forma basis in Note 2, was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 116%.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2003 the Company incurred $24,000 in management fees to a director.

During the six months ended June 30, 2003, the Company incurred $14,832 in rent and office expenses to a private company controlled by an employee.

During the six months ended June 30, 2003, the Company incurred $75,000 in consulting fees to two significant shareholders and $115,000 in professional and consulting fees to two employees.

During the six months ended June 30, 2003, two companies controlled by a significant shareholder earned $75,666 and a company controlled by an employee earned $22,500 pursuant to prepaid services agreements (See note 4).

At June 30, 2003 an amount of $182,513 is receivable from a public company and its subsidiary, which have a director in common with the Company, a net amount of $4,924 is owing to a significant shareholder. These amounts are non-interest bearing and have no specific terms of repayment.


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


NOTE 9-SUBSEQUENT EVENTS

Subsequent to June 30, 2003, a total of 925,000 shares of common stock were issued at a price of $.03 per share on the exercise of incentive stock options.

On March 17, 2003, the Company issued 800,000 units at $0.125 per unit for proceeds of $100,000. Each unit consisted of one common share plus a warrant entitling the holder to purchase an additional one-half share at a price of $2.00 per share for two years. These funds were used to satisfy certain terms of the Agreement dated December 22, 2002 between the Company and Iceberg Acquisition Corporation. On July 11, 2003, the 800,000 shares and warrants previously issued on March 17, 2003 were returned to the Company and cancelled (see Note 5).

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

Our Business. The company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The company underwent a name change to Asdar Group on December 10, 1997 and another name change to Precise Life Sciences Ltd. on April 30, 2002. The company was inactive from 1991 to 1996 and currently has no revenue generating operations. In accordance with SFAS #7, the company is considered a development stage company since January 1, 1996. At June 30, 2003, we had a cash overdraft of $1,109. We primarily rely on directors and certain shareholders for financing.

Currently, we own certain interests in oil and gas properties. (described more particularly below). Recently, we changed our name from Precise Life Sciences Ltd. to Iceberg Brands Corporation . As of the date of this quarterly report on Form 10QSB, we are in the process of researching potential partnerships and acquisitions for the company. There is no guarantee that we will be able to successfully enter into relationships which will produce revenue. To June 30, 2003, we have suffered an accumulated net loss of $11,690,270. There is no guarantee that we will not continue to suffer significant losses in the foreseeable future.


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

2. A payment of $95,000 to the controlling shareholders of Iceberg Drive Inn, Inc. on or before February 12, 2003. (paid )

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

Iceberg Drive Inn operates a quick service restaurant business with eleven stores operating in Utah, Arizona and Idaho. The restaurants specialize in quality hand made ice cream treats, old- fashioned hamburgers, French fries and hand breaded onion rings. In order to close the transaction, Iceberg Drive Inn, Inc. was required to provide the Company with audited financial statements. Iceberg Drive Inn, Inc. failed to provide the audited financial statements and as such the Company has terminated the Agreement. Pursuant to the general terms of the Agreement, the Company has signed a promissory note dated May 15, 2003 in the amount of $100,000 representing the balance of funds due from Iceberg Drive Inn, Inc. The note is due May 15, 2004 and bears interest at 8% per annum. The note was settled for the return and cancellation of shares and warrants with a fair value of $40,000, resulting in a loss of $60,000. In addition, the Company has written off the non-refundable deposit in amount of $25,000.

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

During December 2000 and January 2001, a dispute arose between the Iceberg Brands Corporation and Derek concerning Derek's expenditures and operations under a September 24, 1997, Option Agreement addressing development of a pilot SAGD oil recovery plant on the LAK Ranch site. The parties were unable to agree about Derek's decision to incur certain expenses for the LAK project in light of the terms of the Option Agreement. Derek also asserted certain demands for payment concerning its development of the LAK Ranch site project which Iceberg Brands Corporation felt were inconsistent with the terms of the Option Agreement. Derek ultimately asserted a purported right to foreclose a lien against Iceberg Brands Corporation's interest in the LAK property and Iceberg Brands Corporation disagreed and disputed the legality of Derek's lien assertions and activities. As a result, the Iceberg Brands Corporation filed a lawsuit against Derek in Wyoming District Court in Weston County, Wyoming requesting an accounting of its expenditures and seeking other relief.

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

As a result of the settlement, Iceberg Brands Corporation has written down the carrying value of its interest in the LAK Ranch property to the nominal value of $1. During the six months ended June 30, 2003, there was no production from the Wyoming Property.

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

On July 10, 2001, the Company's re-entry program on the Harvester #I-25 in Bakersfield, California commenced. As of August 1, 2001 the Operator had penetrated the well bore of the Harvester # I-25 well to a total depth of 14,242 feet. Logging of the Temblor, Vedder, Kreyenhagen and Vaqueros formations was performed by Halliburton Energy Services in Houston, Texas using Halliburton's RMT Elite through the pipe logging tool. The subsequent report indicated 486 feet of gross pay identified with 250 feet of net pay as follows ZONE

   ZONE             DEPTH (ft)     GROSS PAY        NET PAY
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


Liquidity and Capital Resources. For the six month period ended June 30, 2003, we had total assets of $872,430, including taxes recoverable of $705, a note receivable of $40,000, $182,513 due from related parties, and $365,707 as the current portion of $649,210 in prepaid service contracts. We also had $2 invested in oil and gas properties, which is represented by $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California. At December 31, 2002, we had total assets of $1,029,808. The slight decrease in assets was primarily due to a decrease in the amount of service contracts.

At June 30, 2003, we had current liabilities of $49,463, which was represented by a bank overdraft of $1,109, accounts payable and accrued liabilities of $43,430 and $4,924 due to related parties. At December 31, 2002 we had current liabilities of $223,699. The decrease in liabilities was primarily due to a decrease in funds due to related parties. At June 30,2003, we had total current assets of $588,925. At June 30, 2003, current assets exceeded current liabilities by $539,462. At December 31, 2002, our total current assets exceeded our total current liabilities by $321,438.

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

Results of Operations. We have not yet realized any revenue from operations to date. Loss from operations decreased from $756,929 in the second quarter of 2002 to $402,869 in the second quarter of 2003. This decrease in the loss was largely due to a decrease in management and consulting fees.

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

ITEM 3 Controls and Procedures

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






ITEM 5.-OTHER INFORMATION

 Description of Property. Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

------------------|---------------|-------------------|------------------|
Property and Cash |               |                   |                  |
  Equivalents     | June 30, 2003 | December 31, 2002 | December 31, 2001|
------------------|---------------|-------------------|------------------|
     Total        |   $<1,109>    |        $<1,934>   |     $28,266      |
                  |               |                   |                  |
------------------|---------------|-------------------|------------------|
We define cash equivalents as all highly liquid investments with maturity of 3
months or less when purchased.   We do not presently own any interests in real
estate or own any inventory or equipment.


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

Item 2. Changes in Securities.

On December 20, 2002, the Company filed a Registration Statement on Form S-8 to cover 4,100,000 shares of common stock, par value $0.001 per share to be issued pursuant to the Company's 2002 Stock Incentive and Option Plan. During the second quarter ended June 30, 2003, the Company issued a total of 1,400,000 shares of common stock at a price of $.15 per share for proceeds of $210,000 as follows:

        May 12, 2003            700,000 shares
        May 30, 2003            700,000 shares

On June 12, 2003, the Company filed a Registration Statement on Form S-8 to cover 4,000,000 shares of common stock, par value $0.001 per share to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan. During the second quarter ended June 30, 2003, the Company issued a total of 1,300,000 shares of common stock at a price of $.03 per share for proceeds of $39,000 as follows:

        June 13, 2003           900,000 shares
        June 23, 2003           300,000 shares
        June 26, 2003           100,000 shares


Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

A. Security Ownership of Management

The following table sets forth information as of June 30, 2003 with respect to the ownership of our common stock by each director and by all officers and directors as a group.

                      Name of            Amount and Nature of
 Title of Class    Beneficial Owner      Beneficial Owner     Percent of Class
--------------    -----------------      -----------------   ------------------
Common Stock    Robert Klein
                4540 Woodgreen Place        50,000                  0.26 %
                West Vancouver, B.C.,
                 CanadaV7S 2V6

Common Stock    Robert Waters
                #2025 - 1358 W. Georgia     50,000                  0.26 %
                S.Vancouver, B.C.,
                Canada V6E 4S2

Directors' Compensation. During the second quarter ended June 30, 2003, the Company incurred $12,000 in management fees to one director.

Stock Based Compensation. During the three months ended March 31, 2003, $33,800 in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Sholes option pricing model We do expect further stock based compensation in 2003.




B. Security Ownership of Certain Beneficial Holders of ten percent or more

                      Name of                 Amount and Nature of
 Title of Class    Beneficial Owner            Beneficial Owner     Percent of Class
--------------    -----------------           -----------------   ------------------
Common Stock    CEDE & Co.
                The Depository Trust Co.           8,780,656            46.08 %
                P.O. Box 222 Bowling Green Station
                New York, New York 10274


Common Stock    Advantage Nevada Corporation
                7263 E . San Alfredo Drive
                Scottsdale, Arizona  85258          2,250,000            11.81 %


Common Stock    Asiatic Management Consultants Ltd.
                c/o Charlton Investments Ltd.
                Flat B,18F, Nikken Heights
                Central Hong Kong                   2,500,000            13.12 %



C. Certain Relationships and Related Party Transactions

During the six months ended June 30, 2003 the Company incurred $24,000 (2002- $100,120) in management fees to a director.

During the six months ended June 30, 2003, the Company incurred $14,832 (2002- $17,610) in rent and office expenses to a private company controlled by an employee.

During the six months ended June 30, 2003, the Company incurred $75,000 (2002- $143,350) in consulting fees to two significant shareholders and $115,000 (2002
- $52,500) in professional and consulting fees to two employees.

During the six months ended June 30, 2003, two companies controlled by a significant shareholder earned $75,666 (2002 - $15,667) and a company controlled by an employee earned $22,500 (2002 - $Nil) pursuant to prepaid services agreements.

At June 30, 2003 an amount of $182,513 is receivable from a public company and its subsidiary, which have a director in common with the Company, a net amount of $4,924 is owing to a significant shareholder. These amounts are non-interest bearing and have no specific terms of repayment.

D. Subsequent Events

Subsequent to June 30, 2003, a total of 925,000 shares of common stock were issued at a price of $.03 per share for proceeds of $27,750 on the exercise of incentive stock options.

On March 17, 2003, the Company issued 800,000 units at $0.125 per unit for proceeds of $100,000. Each unit consisted of one common share plus a warrant entitling the holder to purchase an additional one-half share at a price of $2.00 per share for two years. These funds were used to satisfy certain terms of the Agreement dated December 22, 2002 between the Company and Iceberg Acquisition Corporation. On July 11, 2003, the 800,000 shares and warrants previously issued on March 17, 2003 were returned to the Company and cancelled.

Description of Property. Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

------------------|---------------|-------------------|------------------|
Property and Cash |               |                   |                  |
  Equivalents     | June 30, 2003 | December 31, 2002 | December 31, 2001|
------------------|---------------|-------------------|------------------|
     Total        |   $<1,109>    |        $<1,934>   |     $28,266      |
                  |               |                   |                  |
------------------|---------------|-------------------|------------------|
We define cash equivalents as all highly liquid investments with maturity of 3
months or less when purchased.   We do not presently own any interests in real
estate or own any inventory or equipment.




Item 6.  Exhibits and Form 8-K's.

Index to Exhibits

(i)     Exhibits


Exhibit 99.1 - Section 906 Certification of Periodic Report of the Chief
               Executive Officer.

Exhibit 99.2 - Section 906 Certification of Periodic Report of the Chief
               Financial Officer.

(ii)    Form 8-K's: None


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Quarterly Report on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on August 13, 2003.

Iceberg Brands Corporation a Nevada Corporation

By:      /s/ Robert Waters
        ------------------
            Robert Waters

Its:     President


CERTIFICATION OF PERIODIC REPORT

I, Robert Waters, President and Chief Executive Officer of Iceberg Brands Corporation, a Nevada Corporation (the "Company"), certify, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended June 30, 2003 of ICEBERG BRANDS CORPORATION.;

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

Date: August 13, 2003


  /s/ Robert Waters
---------------
   Robert Waters
   President and Chief Executive Officer


CERTIFICATION OF PERIODIC REPORT

I, Robert Klein, President and Chief Financial Officer of Iceberg Brands Corporation, a Nevada Corporation (the "Company"), certify, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended June 30, 2003 of ICEBERG BRANDS CORPORATION.;

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

Date: August 13, 2003

  /s/ Robert Klein
      --------------
     Robert Klein
     Director and Chief Financial Officer