Form 10QSB
period 2003-09-30
AVALON GOLD CORP
filed 2003-11-19
CIK 746631

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the transition period   from             to

                        Commission File Number: 0-13597


                           AVALON GOLD CORPORATION
                     (Formerly Iceberg Brands Corporation)
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


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2003 there were 5,238,825 shares of the issuer's $0.001 par value common stock issued and outstanding.


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

Item 5.   Other Information......................................................... 15

Item 6.   Exhibits and Reports on Form 8-K...........................................16

SIGNATURES...........................................................................17

CERTIFICATION........................................................................17



ITEM 1. Financial Statements




                            AVALON GOLD CORPORATION
                     (Formerly Iceberg Brands Corporation)
                         (A Development Stage Company)

                                 BALANCE SHEETS

                                                          September 30
                                                             2003                September 30,
                                 ASSETS                   (unaudited)                2002
                                                         ----------             -----------
CURRENT ASSETS
     Taxes recoverable                                   $       203           $       712
     Due from related parties (Note 7)                       183,138               178,718
     Current portion of service contract                     365,707               365,707
                                                           ----------            ----------
                                                             549,048               545,137

INVESTMENT IN ICEBERG ACQUISITION CORPORATION (Note 5)             -                25,000
SERVICE CONTRACT (Note 4 )                                   195,420               459,669
OIL AND GAS PROPERTIES (Note 3)                                    2                     2
                                                           ----------             ----------
                                                         $   744,470           $  1,029,808
                                                           ==========             ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Bank overdraft                                   $        32           $      1,934
        Accounts payable and accrued liabilities              44,689                 39,745
        Due to related parties (Note 7)                       18,606                182,020
                                                           ----------             ----------
                                                              63,327                223,699
                                                           ----------             ----------

COMMITMENTS AND CONTINGENCIES (NOTE 1 and 8)

STOCKHOLDERS' EQUITY (Note 6)
   Common stock, $.001 par value, 200,000,000
    shares authorized 5,238,825(2001 -
    26,666,319) shares issued and outstanding                  44,953                36,856
    Additional paid-in capital                             17,026,226            15,825,725
    Deficit accumulated during the development stage      (16,390,036)          (15,056,472)
                                                           ----------             ----------
                                                              681.143               806,109
                                                           ----------             ----------
                                                      $       744,470          $  1,029,808
                                                           ==========             ==========

The accompanying notes are an integral part of these financial statements




                            AVALON GOLD CORPORATION
                     (Formerly Iceberg Brands Corporation)
                         (A Development Stage Company)

                        INTERIM STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                              Cumulative
                                       Three         Three        Nine          Nine            from
                                       Months        Months       Months        Months        January 1,
                                       ended         ended        ended         ended         1996 to
                                       September     September    September     September     September
                                       30, 2003      30, 2002     30, 2003      30, 2002      30,  2003
                                     ----------    ----------     ----------     ----------   ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Litigation settlement            $        -    $        -    $         -   $         -     $  2,291,070
  Management and consulting fees       87,000       185,418        442,938       801,902        1,914,371
  Consulting fees-Stock based
    compensation(Note6)                39,400             -        402,100             -          402,100
  Loss on settlement of debt                -             -              -             -          656,784
  General and Administrative           86,401        67,258        290,191       323,994        1,409,348
  Professional fees                    26,422         7,179        113,335        50,425          678,211
  Interest expense                          -           361              -        52,093           98,282
  Software development costs                -             -              -             -          737,300
                                    -----------   -----------   -----------     ----------     ----------
LOSS BEFORE THE FOLLOWING             239,223       260,216      1,248,564     1,228,414        8,187,466

Write-down of oil and gas properties        -      (50,995)              -       (50,995)       2,250,937
Write-off (recovery) of ACGT interest       -            -               -     1,406,000        1,406,000
Loss on Iceberg Drive Inn
Investment (Note 5)                         -            -          85,000             -           85,000
                                   ------------   ---------    ------------    ----------     -----------

NET LOSS FOR THE PERIOD            $ (239,223)  $ (209,221)   $ (1,333,564)  $(2,583,419)   $(11,929,403)
                                    =========== ===========    ============   ===========    =============



BASIC NET LOSS PER SHARE           $   (0.05)  $   (0.01)     $      (0.31)   $    (0.12)
                                     =========  ==========      ===========     ==========
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING             4,933,080   22,326,068       4,365,880      21,870,974
                                     =========== ===========    ===========     ==========
The accompanying notes are an integral part of these financial statements





                              AVALON GOLD CORPORATION
                       (Formerly Iceberg Brands Corporation)
                           (A Development Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                            Cumulative
                                                                 Nine Months ended   Nine Months ended     from January 1,
                                                                   September 30,      September 30,           1996 to
                                                                       2003               2002              September 30,
                                                                                                                2003
                                                                     -----------        -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss for the year                                       $  (1,333,564)     $   (2,3583,419)      $ (11,929,493)
       Adjustments to reconcile net loss to net cash from
        operating activities:
        - Fees and services paid for with common shares                  678,436             977,013            1,957,064
        - stock-based compensation                                       402,100                   -              402,100
        - interest paid for with common shares                                 -              32,925               80,872
        - loss on settlement of debt                                           -                   -              656,874
        - software development costs paid for with common shares               -                   -              600,000
        - write-down of interest in oil and gas properties                     -                   -            2,250,937
        - write-down of interest in ACGT Corporation                           -           1,406,000            1,406,000
        - Loss on Iceberg Drive Inn Investment                            85,000                   -               85,000
        - other non-cash expenses                                              -                   -            2,557,382
                                                                      -----------          -----------         -----------
                                                                        (168,028)           (167,481)          (1,933,264)
        - net changes in working capital items                          (421,170)             70,705              204,558
                                                                      -----------          -----------         -----------
CASH USED IN OPERATING ACTIVITIES                                       (589,198)            (96,776)          (1,728,706)
                                                                      -----------          -----------         -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Investment in Iceberg Acquistion Corporation                          (95,000)                  -             (120,000)
   Interest in oil and gas property.                                            -                  -             (684,934)
                                                                      -----------          -----------          -----------
CASH USED IN INVESTING ACTIVITIES                                        (95,000)                  -             (804,934)
                                                                      -----------          -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                             32               1,134                1,966
   Net proceeds on sale of common stock                                  852,000                   -            1,297,000
   Net proceeds from common stock subscriptions                                -                   -              633,000
   Net advances (to) from related parties                               (167,834)             67,376              181,674
   Advances receivable                                                         -                   -              420,000
                                                                      -----------          -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                     684,198              68,510            2,533,640

(DECREASE) INCREASE IN CASH                                                     -            (28,266)                   -

CASH, BEGINNING OF PERIOD                                                       -             28,266                    -
                                                                      -----------        -----------           -----------
CASH, END OF PERIOD                                                  $          -       $          -          $         -
                                                                      ===========        ===========           ===========

The accompanying notes are an integral part of these interim financial statements

                            AVALON GOLD CORPORATION
                     (formerly Iceberg Brands Corporation)
                         (A Development Stage Company)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                              SEPTEMBER  30, 2003
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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in
Note 6:




                                                September 30, 2003   September 30, 2002
                                       --------------------------------------------------
Net income (loss) for the period        As reported  $  (1,333,564)  $  (2,583,419)
SFAS 123 compensation expense           Pro-forma         (295,800)              -
                                                      -------------    -------------
Net loss for the period                 Pro-forma    $  (1,629,364)  $  (2,583,419)
                                                      ============     ==============
Pro-forma basic net loss per share      Pro-forma    $      (0.31)   $       (0.12)
                                                      ============     =============


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

At September 30, 2003 the current portion of the prepaid service contracts totaled $365,707.


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

Iceberg Drive Inn operates a quick service restaurant business with eleven stores operating in Utah, Arizona and Idaho. The restaurants specialize in quality hand made ice cream treats, old- fashioned hamburgers, French fries and hand breaded onion rings. In order to close the transaction, Iceberg Drive Inn, Inc. was required to provide the Company with audited financial statements. Iceberg Drive Inn, Inc. failed to provide the audited financial statements and as such the Company has terminated the Agreement. Pursuant to the general terms of the Agreement, Iceberg Acquisition Corporation has signed a promissory note dated May 15, 2003 in the amount of $100,000 representing the balance of funds due from Iceberg Drive Inn, Inc. The note is due May 15, 2004 and bears interest at 8% per annum. The note was settled on July 11, 2003 for the return and cancellation of shares and warrants with a fair value of $40,000, resulting in a loss of $60,000. In addition ,the Company has written off the non-refundable deposit in the amount of $25,000.


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

During the nine months ended September 30, 2003, previously issued share purchase warrants expired without exercise as follows:

- 1,000,000 warrants to purchase an additional share of par value common stock at $0.75 per share (pre-reverse split) until January 30, 2003.

- 356,000 warrants to purchase an additional share of par value common stock at $0.60 per share (pre-reverse split) until January 12, 2003.

During the nine months ended September 30, 2003, the Company had outstanding share purchase warrants expire together with the cancellation of shares (see note 5) as follows:

- 800,000 warrants entitling the holder to purchase an additional one-half share at a price of $2.00 per share until March 17, 2005.

During the nine months ended June 30, 2003, the Company issued the following shares of common stock:

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

On March 17, 2003, the Company issued 800,000 units at $0.125 per unit for proceeds of $100,000. Each unit consists of one common share plus a warrant entitling the holder to purchase an additional one-half share at a price of $2.00 per share for two years. (see Note 5)

On July 11, 2003, the Company cancelled 800,000 common shares with restrictions previously issued for cash with respect to the investment in Iceberg Drive Inn. These shares were initially valued at $0.125 per share and returned at a value of $.05 per share resulting in a loss of $60,000 to operations. (see Note 5).

The Company issued a total of 2,300,000 common shares pursuant to the exercise of stock options at a price of $0.03 per share for proceeds of $69,000 on the following dates:

        June 13, 2003 (900,000 shares),
        June 23, 2003 (300,000 shares),
        June 26, 2003 (100,000 shares),
        July 24, 2003 (325,000 shares),
        August 1, 2003 (275,000 shares),
        August 11, 2003 (225,000 shares),
        August 14, 2003 (75,000 shares).

The Company issued a total of 1,700,000 common shares pursuant to the exercise of stock options at a price of $0.04 per share for proceeds of $68,000 on the following dates:

     August 14, 2003  (425,000 shares),
     August 29, 2003 (1,275,000 shares).

On August 20, 2003, the Registrant held a Special Meeting whereby the Board of Directors, by unanimous consent, adopted, effective September 8, 2003, the following amendments to its Articles of Incorporation:

        1. The Registrant announces that a majority of the shares entitled to vote on such matters, approved the change of Registrant's name from Iceberg Brands Corporation to "Avalon Gold Corporation" in accordance with Section 78.385 of the Nevada Revised Statute. On August 28, 2003 the Registrant filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada changing its name to Avalon Gold Corporation.

        2. The Registrant's authorized common capital stock consists of 200,000,000 shares of common stock with $0.001 par value per share, of which 20,530,298 were issued and outstanding. On August 20, 2003, the Board of Directors declared a One for Four reverse stock split of all the Registrant's outstanding common stock without any change in par value for the shares of common stock. The Registrant's capitalization of 200,000,000 shares with a par value of $0.001 per share remains the same after the split as it was before the split. Shareholder approval required to effect the reverse stock split was obtained and on August 28, 2003 the Registrant filed a Certificate with the Secretary of State of Nevada authorizing the One for Four reverse stock split.


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

On June 12, 2003, the Company filed a Registration Statement on Form S-8 to cover 4,000,000 shares of common stock to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan (the "Plan"). During the period ended September 30, 2003 the Company granted options under the Plan to acquire a total of 2,300,000 shares of the Company's common stock at a price of $0.03 per share and 1,700,000 shares of the Company's common stock at a price of $0.04 per share, being the market values as at the date of grants. Of the total number of options granted, 2,500,000 were granted to consultants for which a consulting expense of $73,200 was recorded during the period representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 116%.

The fair value of the 1,500,000 options granted to directors and employees, as disclosed on a pro-forma basis in Note 2, was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 116%.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2003 the Company incurred $36,000 in management fees to a director.

During the nine months ended September 30, 2003, the Company incurred $23,017 in rent and office expenses to a private company controlled by an employee.

During the nine months ended September 30, 2003, the Company incurred $110,000 in consulting fees to two significant shareholders and $147,000 in professional and consulting fees to two employees.

During the nine months ended September 30, 2003, two companies controlled by a significant shareholder earned $113,499 and a company controlled by an employee earned $33,750 pursuant to prepaid services agreements (See note 4).

At September 30, 2003 an amount of $183,138 is receivable from a public company and its subsidiary, which have a director in common with the Company, a net amount of $18,606 is owing to a significant shareholder. These amounts are non-interest bearing and have no specific terms of repayment.


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

NOTE 9 - MAYSKE GOLD PROPERTY, UKRAINE

On September 22, 2003, the Company signed a Letter of Intent to acquire the Mayske Gold Property located in the Odessa Region, Ukraine. The vend-in will be for at least 75% interest in the property and possibly up to a 90% interest. If negotiations are successful, all terms and conditions will be confirmed with a signed agreement.


NOTE 10 - SUBSEQUENT EVENTS

On October 2, 2003, the Company filed a Registration Statement on Form S-8 to cover 4,076,667 shares of common stock to be issued, 3,800,000 shares pursuant to the Company's 2003 Stock Incentive and Option Plan (the "Plan") and 276,667 shares to be issued for debt in the amount of $83,000.

Subsequent to September 30, 2003, a total of 2,181,125 shares of common stock were granted and issued at various prices on the exercise of incentive stock options.


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

Currently, we own certain interests in oil and gas properties. (described more particularly below). Recently, we changed our name from Precise Life Sciences Ltd. to Avalon Gold Corporation . As of the date of this quarterly report on Form 10QSB, we are in the process of researching potential partnerships and acquisitions for the company. There is no guarantee that we will be able to successfully enter into relationships which will produce revenue. To September 30, 2003, we have suffered an accumulated net loss of $11,929,403. There is no guarantee that we will not continue to suffer significant losses in the foreseeable future.


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

Iceberg Drive Inn operates a quick service restaurant business with eleven stores operating in Utah, Arizona and Idaho. The restaurants specialize in quality hand made ice cream treats, old- fashioned hamburgers, French fries and hand breaded onion rings. In order to close the transaction, Iceberg Drive Inn, Inc. was required to provide the Company with audited financial statements. Iceberg Drive Inn, Inc. failed to provide the audited financial statements and as such the Company has terminated the Agreement. Pursuant to the general terms of the Agreement, the Company has signed a promissory note dated May 15, 2003 in the amount of $100,000 representing the balance of funds due from Iceberg Drive Inn, Inc. The note is due May 15, 2004 and bears interest at 8% per annum. . On July 11, 2003, the note was settled for the return and cancellation of shares and warrants with a fair value of $40,000, resulting in a loss of $60,000. In addition, the Company has written off the non-refundable deposit in the amount of $25,000.


Our Oil and Gas Properities.

The Wyoming Property. During the time Avalon Gold Corporation was reconsidering its Internet-related activities, it decided to pursue oil and gas interests. In that regard, on September 20, 2000, Avalon Gold Corporation signed an Asset Purchase and Sale Agreement with 2U Online.com, Inc. ("2U"), a Delaware corporation, whereby Avalon Gold Corporation acquired all of 2U's working interest to the oil and natural gas rights on a Wyoming Property located in the Powder River Basin of eastern Wyoming (the "LAK Ranch") for five million (5,000,000) shares of Avalon Gold Corporation's $0.001 par value common stock. On October 13, 2000, the Assignment of Working Interest in Oil and Gas Lease was filed in the Offices of County Clerk for Weston County, Wyoming, whereby 2U's 25% working interest in the Wyoming Property was transferred and assigned to the Avalon Gold Corporation and Avalon Gold Corporation issued to 2U five million (5,000,000) shares of its $0.001 par value common stock with Rule 144 restrictions. The LAK Ranch Project was introduced to Avalon Gold Corporation by May Joan Liu, now a consultant to Avalon Gold Corporation, after Avalon Gold Corporation's management expressed an interest in acquiring a viable oil and gas venture. May Joan Liu received a finders fee of 475,000 shares of Avalon Gold Corporation's $0.001 par value common stock and Steve Nemergut, former President and a Director of Avalon Gold Corporation, received a finders fee of 25,000 shares of Avalon Gold Corporation's $0.001 par value common stock.

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

During December 2000 and January 2001, a dispute arose between the Avalon Gold Corporation and Derek concerning Derek's expenditures and operations under a September 24, 1997, Option Agreement addressing development of a pilot SAGD oil recovery plant on the LAK Ranch site. The parties were unable to agree about Derek's decision to incur certain expenses for the LAK project in light of the terms of the Option Agreement. Derek also asserted certain demands for payment concerning its development of the LAK Ranch site project which Avalon Gold Corporation felt were inconsistent with the terms of the Option Agreement. Derek ultimately asserted a purported right to foreclose a lien against Avalon Gold Corporation's interest in the LAK property and Avalon Gold Corporation disagreed and disputed the legality of Derek's lien assertions and activities. As a result, the Avalon Gold Corporation filed a lawsuit against Derek in Wyoming District Court in Weston County, Wyoming requesting an accounting of its expenditures and seeking other relief.

On October 19, 2001, an agreement was reached with Derek to settle the existing litigation on the LAK Ranch Property. The settlement is as follows:

- Precise and Derek will agree to discontinue their respective court actions commenced in the State of Wyoming with respect to the LAK Ranch Property.

- Precise will release the lis pendens filed against the property and will quitclaim to Derek all of Avalon Gold Corporation's right, title and interest in the property.

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

As a result of the settlement, Avalon Gold Corporation has written down the carrying value of its interest in the LAK Ranch property to the nominal value of $1. During the nine months ended September 30, 2003, there was no production from the Wyoming Property.

The California Property. On February 26, 2001, Avalon Gold Corporation signed a Working Interest Agreement with International Brooks Petroleum Ltd. whereby Avalon Gold Corporation acquired a 50% working interest in a property described as the E/2 of Section 24, all of Section 25, and the NE/4 of Section 36 all located within Township 23 South, Range 21 East, mount Diablo Base And Meridian, Kings County, California containing 1,120 acres more or less. Avalon Gold Corporation acquired this interest for a total payment to International Brooks Petroleum Ltd. of $312,659 USD, to be spent on a re-entry program on the Harvester #1-25 well. The well is located northeast of the East Lost Hills deep gas discovery. After the initial $300,000 is spent, future costs will be split 50/50 between Avalon Gold Corporation and International Brooks Petroleum Ltd. A finders fee of 50,000 shares of Avalon Gold Corporation's common stock with Rule 144 restrictions, valued at $29,250, was issued to May Joan Liu on April 4, 2001 with respect to this acquisition.

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

Avalon Gold Corporation conducted a review of the analysis with its technical staff and determined the completion program for the well. The estimated completion costs for the well were $539,295.00. On October 10, 2001 Avalon Gold Corporation advanced its 50% share of these costs or $269,647.50 to the operator and the next stage in the program began on October 15, 2001. This involved perforation of the well casing and testing to determine the flow rates that can be achieved. The primary target for perforation and testing was the interval 13,264 -13,360 located in the Vedder formation. The target is contained in clean productive gas sand, which exhibits a porosity ranging between 18 and 22%. This target was successfully perforated and the well was swabbed for four hours on November 27, 2001. Additional swabbing, using a more economical swabbing rig is required for the perforated interval and has been postponed until the second zone is perforated.

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

During the shut down period, Avalon Gold Corporation was invoiced for cost overruns on the project to December 31, 2001 in the amount of $50,995 and given a further cash call for $34,870 for more completion costs. Avalon Gold Corporation requested a full accounting for the project to make a determination on the cause of cost overruns and on participating in further expenditures on the well. Avalon Gold Corporation asked for certain documentation to confirm expenditures on the project to date. Although the operator has provided certain documentation with respect to expenditures, it is Avalon Gold Corporation's position that the information provided is insufficient to make a proper determination. International Brooks Petroleum Ltd. has taken the position that Avalon Gold Corporation is in default and alleges that Avalon Gold Corporation's interest has been forfeited. Until Avalon Gold Corporation is provided with additional information requested from the operator, it does not consider itself to be in default of its obligations under the agreement. However, based on the results of the re-entry program to date, Avalon Gold Corporation has written down its investment to date in the Harvester Property to a nominal value of $1, resulting in a loss of $662,550.

On September 23, 2002, the Company and International Brooks agreed to settle their differences as follows:

1. International Brooks Petroleum Ltd. agrees to reserve and pay Avalon Gold Corporation, monthly, an amount equal to 2% of the gross proceeds received from the sale of any hydrocarbons obtained from the Property for the prior month. This Royalty Interest shall continue until the later of:

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

Mayske Gold Property

On September 22, 2003, the Company signed a Letter of Intent to acquire the Mayske Gold Property located in the Odessa Region, Ukraine. The vend-in will be for at least 75% interest in the property and possibly up to a 90% interest. If negotiations are successful, all terms and conditions will be confirmed with a signed agreement.

Liquidity and Capital Resources.        For the nine month period ended
September 30, 2003, we had total assets of $744,470 , including taxes recoverable of $203, $183,138 due from related parties, and $365,707 as the current portion of $561,127 in prepaid service contracts. We also had $2 invested in oil and gas properties, which is represented by $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California. At December 31, 2002, we had total assets of $1,029,808. The decrease in assets was primarily due to a decrease in the amount of service contracts.

At September 30, 2003, we had current liabilities of $63,327, which was represented by a bank overdraft of $32, accounts payable and accrued liabilities of $44,689 and $18,606 due to related parties. At December 31, 2002 we had current liabilities of $223,699. The decrease in liabilities was primarily due to a decrease in funds due to related parties. At September 30,2003, we had total current assets of $549,048. At September 30, 2003, current assets exceeded current liabilities by $485,721. At December 31, 2002, our total current assets exceeded our total current liabilities by $321,438.

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

Results of Operations. We have not yet realized any revenue from operations to date. Loss from operations increased from $239,223 in the third quarter of 2002 to $209,221 in the third quarter of 2003. This increase in the loss was largely due to a increase in management and consulting fees.

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

Item 2. Changes in Securities.

On June 12, 2003, the Company filed a Registration Statement on Form S-8 to cover 4,000,000 shares of common stock, par value $0.001 per share to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan. During the third quarter ended September 30, 2003, the Company issued a total of 1,000,000 shares of common stock at a price of $.03 per share for proceeds of $30,000 and 1,700,000 shares of common stock at a price of $.04 per share for proceeds of $68,000 as follows:

        July 24,   2003  325,000 shares     August 14, 2003    425,000 shares
        August 1,  2003  275,000 shares     August 29, 2003  1,275,000 shares
        August 3,  2003  100,000 shares                     =================
        August 11, 2003  225,000 shares                      1,700,000 shares
        August 14, 2003   75,000 shares
                       ==================
                       1,000,000 shares

On July 11, 2003, the Company cancelled 800,000 common shares with restrictions previously issued for cash with respect to the investment in Iceberg Drive Inn. These shares were initially valued at $0.125 per share and returned at a value of $.05 per share resulting in a loss of $60,000 to operations.

On September 8, 2003, the Company's issued and outstanding shares became 5,238,825 shares pursuant to a One for Four reverse stock split. (See Item 4 below).

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to Vote of Security Holders

The Company's authorized common capital stock consists of 200,000,000 shares of common stock with $0.001 par value per share, of which 20,530,298 were issued and outstanding on September 7, 2003. On August 20, 2003, the Board of Directors declared a One for Four reverse stock split of all the Registrant's outstanding common stock without any change in par value for the shares of common stock. The Registrant's capitalization of 200,000,000 shares with a par value of $0.001 per share remains the same after the split as it was before the split. Shareholder approval required to effect the reverse stock split was obtained and on August 28, 2003 the Registrant filed a Certificate with the Secretary of State of Nevada authorizing the One for Four reverse stock split. On September 8, 2003, the Company's 20,530,298 common shares issued became 5,238,825 common shares issued.




Item 5.  Other Information

A. Security Ownership of Management

The following table sets forth information as of September 30, 2003 with respect to the ownership of our common stock by each director and by all officers and directors as a group.



                      Name of            Amount and Nature of
 Title of Class    Beneficial Owner      Beneficial Owner     Percent of Class
--------------    -----------------      -----------------   ------------------
Common Stock    Robert Klein
                4540 Woodgreen Place        12,500                 0.24 %
                West Vancouver, B.C.,
                 CanadaV7S 2V6

Common Stock    Robert Waters
                #2025 - 1358 W. Georgia     12,500                 0.24 %
                S.Vancouver, B.C.,
                Canada V6E 4S2



Directors' Compensation. During the third quarter ended September 30, 2003, the Company incurred $12,000 in management fees to one director.

Stock Based Compensation. During the three months ended September, 2003, $34,900 in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Sholes option pricing model We do expect further stock based compensation in 2003.




B. Security Ownership of Certain Beneficial Holders of ten percent or more


                      Name of                 Amount and Nature of
 Title of Class    Beneficial Owner            Beneficial Owner     Percent of Class
--------------    -----------------           -----------------   ------------------
Common Stock    CEDE & Co.
                The Depository Trust Co.           3,092,469            59.03 %
                P.O. Box 222 Bowling Green Station
                New York, New York 10274


Common Stock    Advantage Nevada Corporation
                7263 E . San Alfredo Drive
                Scottsdale, Arizona  85258            562,500            10.74 %


Common Stock    Asiatic Management Consultants Ltd.
                c/o Charlton Investments Ltd.
                Flat B,18F, Nikken Heights
                Central Hong Kong                     625,000            11.93 %




C. Certain Relationships and Related Party Transactions

During the nine months ended September 30, 2003 the Company incurred $36,000 (2002 - $100,120) in management fees to a director.

During the nine months ended September 30, 2003, the Company incurred $23,017 (2002 - $25,795) in rent and office expenses to a private company controlled by an employee.

During the nine months ended September 30, 2003, the Company incurred $110,000 (2002 - $143,350) in consulting fees to two significant shareholders and $147,000 (2002 - $69,600) in professional and consulting fees to two employees.

During the nine months ended September 30, 2003, two companies controlled by a significant shareholder earned $113,499 (2002 - $23,500) and a company controlled by an employee earned $33,750 (2002 - $Nil) pursuant to prepaid services agreements.

At September 30, 2003 an amount of $183,138 is receivable from a public company and its subsidiary, which have a director in common with the Company, a net amount of $18,606 is owing to a significant shareholder. These amounts are non-interest bearing and have no specific terms of repayment.

D. Subsequent Events

On October 2, 2003, the Company filed a Registration Statement on Form S-8 to cover 4,076,667 shares of common stock to be issued, 3,800,000 shares pursuant to the Company's 2003 Stock Incentive and Option Plan (the "Plan") and 276,667 shares to be issued for debt in the amount of $83,000.

Subsequent to September 30, 2003, a total of 2,181,125 shares of common stock were granted and issued at various prices on the exercise of incentive stock options.

E. Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:


------------------|-------------------|-------------------|------------------|
Property and Cash |                   |                   |                  |
  Equivalents     |September 30, 2003 | December 31, 2002 | December 31, 2001|
------------------|-------------------|-------------------|------------------|
     Total        |   $   <32>        |        $<1,934>   |     $28,266      |
                  |                   |                   |                  |
------------------|-------------------|-------------------|------------------|


We define cash equivalents as all highly liquid investments with maturity of 3
months or less when purchased.   We do not presently own any interests in real
estate or own any inventory or equipment.



Item 6.  Exhibits and Form 8-K's.

a)Index to Exhibits

Exhibit 99.1 - Section 302 Certification of Periodic Report
               of the Chief Executive Officer.

Exhibit 99.2 - Section 302 Certification of Periodic Report
               of the Chief Financial Officer.

b)    Form 8-K's:

Our Form 8-K filed September 8, 2003 announcing the name change to Avalon Gold Corporation



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Quarterly Report on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on November 19, 2003.

Avalon Gold Corporation
A Nevada Corporation

By:      /s/ Robert Waters
       ------------------------
         Robert Waters

Its:     President




CERTIFICATION OF PERIODIC REPORT

I, Robert Waters, President and Chief Executive Officer of Avalon Gold Corporation, a Nevada Corporation (the "Company"), certify, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended September 30, 2003 of AVALON GOLD CORPORATION.;

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

Date: November 19, 2003

  /s/ Robert Waters
  ---------------
  Robert Waters
  President and Chief ExecutiveOfficer

CERTIFICATION OF PERIODIC REPORT

I, Robert Klein, President and Chief Financial Officer of Avalon Gold Corporation, a Nevada Corporation (the "Company"), certify, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended September 30, 2003 of AVALON GOLD CORPORATION.;

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

Date: November 19, 2003

  /s/ Robert Klein
  --------------
  Robert Klein
  Director and Chief Financial Officer