Form 10QSB/A
period 2003-09-30
AVALON GOLD CORP
filed 2003-11-28
CIK 746631

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A



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

SIGNATURES...........................................................................17

CERTIFICATION........................................................................17



ITEM 1. Financial Statements




                            AVALON GOLD CORPORATION
                     (Formerly Iceberg Brands Corporation)
                         (A Development Stage Company)

                                 BALANCE SHEETS

                                                          September 30
                                                             2003                September 30,
                                 ASSETS                   (unaudited)                2002
                                                         ----------             -----------
CURRENT ASSETS
     Taxes recoverable                                   $       203           $       712
     Due from Golden Spirit Mineral Ltd. (Note 7)            183,138               178,718
     Current portion of service contract                     365,707               365,707
                                                           ----------            ----------
                                                             549,048               545,137

INVESTMENT IN ICEBERG ACQUISITION CORPORATION (Note 5)             -                25,000
SERVICE CONTRACT (Note 4 )                                   195,420               459,669
OIL AND GAS PROPERTIES (Note 3)                                    2                     2
                                                           ----------             ----------
                                                         $   744,470           $  1,029,808
                                                           ==========             ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Bank overdraft                                   $        32           $      1,934
        Accounts payable and accrued liabilities              44,689                 39,745
        Due to related parties (Note 7)                       18,606                182,020
                                                           ----------             ----------
                                                              63,327                223,699
                                                           ----------             ----------

COMMITMENTS AND CONTINGENCIES (NOTE 1 and 8)


STOCKHOLDERS' EQUITY (Note 6)
   Common stock, $.001 par value, 200,000,000
    shares authorized 5,238,825(2002 -
    3,214,158 post reverse split)
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
                                                       ==========             ==========

The accompanying notes are an integral part of these financial statements




                            AVALON GOLD CORPORATION
                     (Formerly Iceberg Brands Corporation)
                         (A Development Stage Company)

                        INTERIM STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                              Cumulative
                                       Three         Three        Nine          Nine            from
                                       Months        Months       Months        Months        January 1,
                                       ended         ended        ended         ended         1996 to
                                       September     September    September     September     September
                                       30, 2003      30, 2002     30, 2003      30, 2002      30,  2003
                                     ----------    ----------     ----------     ----------   ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Litigation settlement            $        -    $        -    $         -   $         -     $  2,291,070
  Management and consulting fees       87,000       185,418        442,938       801,902        1,914,371
  Consulting fees-Stock based
    compensation(Note6)                39,400             -        402,100             -          402,100
  Loss on settlement of debt                -             -              -             -          656,784
  General and Administrative           86,401        67,258        290,191       323,994        1,409,348
  Professional fees                    26,422         7,179        113,335        50,425          678,211
  Interest expense                          -           361              -        52,093           98,282
  Software development costs                -             -              -             -          737,300
                                    -----------   -----------   -----------     ----------     ----------
LOSS BEFORE THE FOLLOWING             239,223       260,216      1,248,564     1,228,414        8,187,466

Write-down of oil and gas properties        -      (50,995)              -       (50,995)       2,250,937
Write-off (recovery) of ACGT interest       -            -               -     1,406,000        1,406,000
Loss on Iceberg Drive Inn
Investment (Note 5)                         -            -          85,000             -           85,000
                                   ------------   ---------    ------------    ----------     -----------

NET LOSS FOR THE PERIOD            $ (239,223)  $ (209,221)   $ (1,333,564)  $(2,583,419)   $(11,929,403)
                                    =========== ===========    ============   ===========    =============



BASIC NET LOSS PER SHARE           $   (0.05)  $   (0.37)     $     (0.31)   $    (4.72)
                                     =========  ==========      ===========     ==========
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING             4,933,080     558,151       4,365,880        546,774
                                     =========== ===========    ===========     ==========
The accompanying notes are an integral part of these financial statements








                              AVALON GOLD CORPORATION
                       (Formerly Iceberg Brands Corporation)
                           (A Development Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                            Cumulative
                                                                 Nine Months ended   Nine Months ended     from January 1,
                                                                   September 30,      September 30,           1996 to
                                                                       2003               2002              September 30,
                                                                                                                2003
                                                                     -----------        -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss for the year                                       $  (1,333,564)     $   (2,3583,419)      $ (11,929,493)
       Adjustments to reconcile net loss to net cash from
        operating activities:
        - Fees and services paid for with common shares                  281,250             977,013            1,559,578
        - stock-based compensation                                       402,100                   -              402,100
        - interest paid for with common shares                                 -              32,925               80,872
        - loss on settlement of debt                                           -                   -              656,874
        - software development costs paid for with common shares               -                   -              600,000
        - write-down of interest in oil and gas properties                     -                   -            2,250,937
        - write-down of interest in ACGT Corporation                           -           1,406,000            1,406,000
        - Loss on Iceberg Drive Inn Investment                            85,000                   -               85,000
        - other non-cash expenses                                              -                   -            2,557,382
                                                                      -----------          -----------         -----------
                                                                        (565,214)           (167,481)          (2,330,660)
        - net changes in working capital items                           252,846              70,705              854,624
                                                                      -----------          -----------         -----------
CASH USED IN OPERATING ACTIVITIES                                       (312,368)            (96,776)          (1,476,036)
                                                                      -----------          -----------         -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Investment in Iceberg Acquistion Corporation                          (95,000)                  -             (120,000)
   Interest in oil and gas property.                                            -                  -             (684,934)
                                                                      -----------          -----------          -----------
CASH USED IN INVESTING ACTIVITIES                                        (95,000)                  -             (804,934)
                                                                      -----------          -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                             32               1,134                1,966
   Net proceeds on sale of common stock                                  570,750                   -            1,015,750
   Net proceeds from common stock subscriptions                                -                   -              633,000
   Net advances (to) from related parties                               (163,414)             67,376              212,188
   Advances receivable                                                         -                   -              420,000
                                                                      -----------          -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                     407,368              68,510            2,280,970

(DECREASE) INCREASE IN CASH                                                     -            (28,266)                   -

CASH, BEGINNING OF PERIOD                                                       -             28,266                    -
                                                                      -----------        -----------           -----------
CASH, END OF PERIOD                                                  $          -       $          -          $         -
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



NOTE 9 - MAYSKE GOLD PROPERTY, UKRAINE

On September 22, 2003, the Company signed a Letter of Intent to acquire the Mayske Gold Property located in the Odessa Region, Ukraine. The vend-in will be for at least 75% interest in the property and possibly up to a 90% interest. If negotiations are successful, all terms and conditions will be confirmed with a signed agreement. The Company will issue 50,000 restricted post-reverse split common shares upon the acknowledgement of an agreement in principal being in place on the 75% interest. An additional 450,000 restricted post-reverse split shares will be issued when the additional 15% is included. The Company will also issue 15,000 post-reverse split common shares to an individual as consideration for representing the Company's interest in the Ukraine.

NOTE 10 - SUBSEQUENT EVENTS

On October 2, 2003, the Company filed a Registration Statement on Form S-8 to cover 4,076,667 shares of post-reverse split common stock to be issued, comprised of 3,800,000 post-reverse split shares pursuant to the Company's 2003 Stock Incentive and Option Plan (the "Plan") and 276,667 post-reverse split shares to be issued for debt in the amount of $83,000.

Subsequent to September 30, 2003, a total of 2,181,125 post-reverse split shares of common stock were granted and issued at a price of $0.08 per share on the exercise of incentive stock options for proceeds of $174,490.





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



Our Business. The company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The company underwent a name change to Asdar Group on December 10, 1997 and another name change to Precise Life Sciences Ltd. on April 30, 2002. The company was inactive from 1991 to 1996 and currently has no revenue generating operations. In accordance with SFAS #7, the company is considered a development stage company since January 1, 1996. At September 30, 2003, we had a cash overdraft of $32. We primarily rely on directors and certain shareholders for financing.



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



Mayske Gold Property

On September 22, 2003, the Company signed a Letter of Intent to acquire the Mayske Gold Property located in the Odessa Region, Ukraine. The vend-in will be for at least 75% interest in the property and possibly up to a 90% interest. If negotiations are successful, all terms and conditions will be confirmed with a signed agreement. The Company will issue 50,000 restricted post-reverse split common shares upon the acknowledgement of an agreement in principal being in place on the 75% interest. An additional 450,000 restricted post-reverse split shares will be issued when the additional 15% is included. The Company will also issue 15,000 post-reverse split common shares to an individual as consideration for representing the Company's interest in the Ukraine.




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



Results of Operations.

We have not yet realized any revenue from operations to date. Loss from operations increased from $209,221 in the third quarter of 2002 to $239,223 in the third quarter of 2003. This increase in the loss was largely due to a increase in management and consulting fees.



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


Stock Based Compensation. During the three months ended September, 2003, $39,400 in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Sholes option pricing model We do expect further stock based compensation in 2003.




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



D. Subsequent Events

On October 2, 2003, the Company filed a Registration Statement on Form S-8 to cover 4,076,667 shares of post-reverse split common stock to be issued, 3,800,000 post-reverse split shares pursuant to the Company's 2003 Stock Incentive and Option Plan (the "Plan") and 276,667 post-reverse split shares to be issued for debt in the amount of $83,000.

Subsequent to September 30, 2003, a total of 2,181,125 post-reverse split shares of common stock were granted and issued at a price of $0.08 per share on the exercise of incentive stock options for proceeds of $174,490.




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



Item 6.  Exhibits and Form 8-K's.



a)Index to Exhibits

Exhibit 99.1 - Section 302 Certification of Amended Periodic Report
               of the Chief Executive Officer.

Exhibit 99.2 - Section 302 Certification of Amended Periodic Report
               of the Chief Financial Officer.


b)    Form 8-K's:

Our Form 8-K filed September 8, 2003 announcing the name change to Avalon Gold Corporation



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Amended Quarterly Report on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on November 28, 2003.

Avalon Gold Corporation
A Nevada Corporation

By:      /s/ Robert Waters
       ------------------------
         Robert Waters

Its:     President




CERTIFICATION OF AMENDED PERIODIC REPORT

I, Robert Waters, President and Chief Executive Officer of Avalon Gold Corporation, a Nevada Corporation (the "Company"), certify, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1. I have reviewed this amended quarterly report on Form 10-QSB/A for the period ended September 30, 2003 of AVALON GOLD CORPORATION.;

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

Date: November 28, 2003

  /s/ Robert Waters
  ---------------
  Robert Waters
  President and Chief ExecutiveOfficer

CERTIFICATION OF AMENDED PERIODIC REPORT

I, Robert Klein, President and Chief Financial Officer of Avalon Gold Corporation, a Nevada Corporation (the "Company"), certify, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1. I have reviewed this amended quarterly report on Form 10-QSB/A for the period ended September 30, 2003 of AVALON GOLD CORPORATION.;

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

Date: November 28, 2003

  /s/ Robert Klein
  --------------
  Robert Klein
  Director and Chief Financial Officer