Form 10KSB
period 2003-12-31
AVALON GOLD CORP
filed 2004-03-31
CIK 746631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2003

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from         to

                            AVALON GOLD CORPORATION
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

As of December 31, 2003, there were 9,305,492 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):  Yes   No(X)
======================================================================


                            AVALON GOLD CORPORATION
                              A Nevada corporation

Index to Registration Statement on Form 10-KSB

ITEM NUMBER and CAPTION                                                 PAGE

PART I.

 1.  Description of Business                                           1 to 10

 2.  Description of Property                                             10

 3.  Legal Proceedings                                                   11

 4.  Submission of Matters to a Vote of Security Holders                 11

 5.  Market Price for the Avalon Gold Corporation's Common Equity and
     Related Stockholders Matters                                     12 to 15

 6.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                            16 to 18

 7.  Financial Statements                                            F-1 to F-23

 8.  Changes in and Disagreements with Accountants                       19

 9.  Directors, Executive Officers, Promoters and Control Persons        19

10.  Executive Compensation - Remuneration of Directors and Officers     20

11.  Security Ownership of Certain Beneficial Owners and Management      20

12.  Certain Relationships and Related Transactions                      21

13.  Index to Exhibits                                                   22

14.  Controls and Procedures                                             22

SIGNATURES



THIS REPORT ON FORM 10-KSB IS FOR THE YEAR ENDING DECEMBER 31, 2003. THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN MARCH 2004. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF DECEMBER 31, 2003. AVALON GOLD CORPORATION HAS INCLUDED A SECTION BELOW ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO DECEMBER 31, 2003.
================================================================================

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Our Background. Avalon Gold Corporation was formed under the laws of the State of Nevada on November 29, 1983 under the name Venture Group, Inc. On February 11, 1986, an amendment to the Articles of Incorporation was filed changing the corporate name to Asdar Corporation. On December 11, 1987, another amendment to the Articles of Incorporation was filed changing the corporate name to Asdar Group. On February 18, 2001, Asdar Group filed a Certificate of Reinstatement with the Secretary of State of Nevada. On April 30, 2002, another amendment to the Articles of Incorporation was filed changing the corporate name to Precise Life Sciences Ltd. On February 18, 2003, another amendment to the Articles of Incorporation was filed changing the corporate name to Iceberg Brands Corporation. On August 28, 2003, another amendment to the Articles of Incorporation was filed changing the corporate name to Avalon Gold Corporation.

Avalon Gold Corporation was originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Nevada. Avalon Gold Corporation, under former management, from its inception in 1983 to 1986, was engaged primarily in the acquisition of controlling equity positions in companies experiencing financial or operating difficulties. During 1985 and 1986, Avalon Gold Corporation sold its equity positions in these companies.

Avalon Gold Corporation, under former management, in 1987, announced its Registration Distribution Program, which was designed to assist privately-owned companies in becoming publicly held. As a result of a regulatory review in 1988, certain changes were required to be made to the program which former management deemed to be impracticable and all efforts in this business were terminated in 1990.

Our Business. Avalon Gold Corporation was inactive and a shell corporation from 1991 to December 1995, when the company began the process of identifying potential business interests, including, but not necessarily limited to, interests in the "Internet E-Commerce". In this regard, on March 8, 2000, Avalon Gold Corporation signed a Technology Development Agreement with TekMaster Ltd., a British Columbia corporation, and with Xntrik Enterprises Ltd., a British Columbia corporation (the "Tech Agreement"), to fund development of a Scalable Server Platform. The Tech Agreement called for Avalon Gold Corporation to issue two million (2,000,000) shares of the company's $.001 par value common stock with Rule 144 Restrictions, valued at $600,000 and to fund two hundred thousand ($200,000) dollars in Canadian Funds for ongoing development costs. The Tech Agreement also called for Xntrik Enterprises Ltd. to design and develop the software and for Tek Master Ltd. to design an interface for an administrative toolkit to manage clients.

Avalon Gold Corporation spent U.S. $737,300 to develop the scalable server platform. However, with the sharp decline in the Internet industry, Avalon Gold Corporation decided to abandon the project. The costs associated with this project were expensed.


Our Oil and Gas Properties

1. The Wyoming Property. During the time Avalon Gold Corporation was reconsidering its Internet-related activities, it decided to pursue oil and gas interests. In that regard, on September 20, 2000, Avalon Gold Corporation signed an Asset Purchase and Sale Agreement with 2U Online.com, Inc. ("2U"), a Delaware corporation, whereby Avalon Gold Corporation acquired all of 2U's working interest to the oil and natural gas rights on a Wyoming Property located in the Powder River Basin of eastern Wyoming (the "LAK Ranch") for five million (5,000,000) shares of Avalon Gold Corporation's $0.001 par value common stock. On October 13, 2000, the Assignment of Working Interest in Oil and Gas Lease was filed in the Offices of County Clerk for Weston County, Wyoming, whereby 2U's 25% working interest in the Wyoming Property was transferred and assigned to the Avalon Gold Corporation and Avalon Gold Corporation issued to 2U five million (5,000,000) shares of its $0.001 par value common stock with Rule 144 restrictions. The LAK Ranch Project was introduced to Avalon Gold Corporation by May Joan Liu, now a consultant to Avalon Gold Corporation, after Avalon Gold Corporation's management expressed an interest in acquiring a viable oil and gas venture. May Joan Liu received a finders fee of 475,000 shares of Avalon Gold Corporation's $0.001 par value common stock and Steve Nemergut, former President and a Director of Avalon Gold Corporation, received a finders fee of 25,000 shares of Avalon Gold Corporation's $0.001 par value common stock.

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

During December 2000 and January 2001, a dispute arose between the Avalon Gold Corporation and Derek concerning Derek's expenditures and operations under a September 24, 1997, Option Agreement addressing development of a pilot SAGD oil recovery plant on the LAK Ranch site. The parties were unable to agree about Derek's decision to incur certain expenses for the LAK project in light of the terms of the Option Agreement. Derek also asserted certain demands for payment concerning its development of the LAK Ranch site project which Avalon Gold Corporation felt were inconsistent with the terms of the Option Agreement. Derek ultimately asserted a purported right to foreclose a lien against Avalon Gold Corporation's interest in the LAK property and Avalon Gold Corporation disagreed and disputed the legality of Derek's lien assertions and activities. As a result, the Avalon Gold Corporation filed a lawsuit against Derek in Wyoming District Court in Weston County, Wyoming requesting an accounting by Derek of its expenditures and seeking other relief

On October 19, 2001, an agreement was reached with Derek to settle the existing litigation on the LAK Ranch Property. The settlement is as follows:

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

As a result of the settlement, Avalon Gold Corporation has written down the carrying value of its interest in the LAK Ranch property to the nominal value of $1, resulting in a loss in 2002 of $241,754 (2001 -$1,639,382)

2. The California Property. On February 26, 2001, Avalon Gold Corporation signed a Working Interest Agreement with International Brooks Petroleum Ltd. whereby Avalon Gold Corporation acquired a 50% working interest in a property described as the E/2 of Section 24, all of Section 25, and the NE/4 of Section 36 all located within Township 23 South, Range 21 East, mount Diablo Base And Meridian, Kings County, California containing 1,120 acres more or less. Avalon Gold Corporation acquired this interest for a total payment to International Brooks Petroleum Ltd. of $312,659 USD, to be spent on a re-entry program on the Harvester #1-25 well. The well is located northeast of the East Lost Hills deep gas discovery. After the initial $300,000 is spent, future costs will be split 50/50 between Avalon Gold Corporation and International Brooks Petroleum Ltd. A finders fee of 50,000 shares of Avalon Gold Corporation's common stock with Rule 144 restrictions, valued at $29,250, was issued to May Joan Liu on April 4, 2001 with respect to this acquisition.

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

2. Avalon Gold, in consideration of the Royalty Interest to be reserved by International Brooks in favor of Avalon Gold, agrees to terminate any interest it had, has or may have in the Property pursuant to the Agreement.

3. Each Company does remise, release and forever discharge each other and its respective successors or assigns, from all actions, causes of action, claims and demands which each Company had, now has or will have. This includes any arrears of exploration expenditures which have not been paid by Avalon Gold ($50,995) and any costs which may be incurred to plug and abandon the Harvester #1-25 well located on the Property.

Our Mineral Property

1. Deposit on the Acquistion of the Mayske Property, Ukraine

On September 22, 2003, the Company signed a Letter of Intent to acquire the Mayske Gold Property located in the Odessa Region, Ukraine. The vend-in will be for at least 75% interest in the property and possibly up to a 90% interest. If negotiations are successful, all terms and conditions will be confirmed with a signed agreement. The Company issued 50,000 restricted post-reverse split common shares upon the acknowledgement of an agreement in principal being in place on the 75% interest. An additional 450,000 restricted post-reverse split shares will be issued when the additional 15% is included. The Company issued 15,000 post-reverse split common shares to an individual as consideration for representing the Company's interest in the Ukraine. The Company continues to complete its due diligence in Ukraine and will not confirm a signed agreement until a proper elected government official in the mining sector has reviewed the Company's proposals.

Our Other Investments

1. The Iceberg Acquisition Corporation Agreement On December 22, 2002, the Company signed an agreement with Iceberg Acquisition Corporation, whereby it will acquire 100% interest in Iceberg Acquisition Corporation upon the issue of ten million (10,000,000) restricted common shares of the Company to Iceberg Acquisition Corporation and upon compliance with the terms of a certain Letter of Intent dated December 21, 2002 (as amended February 17,2003) between Iceberg Acquisition Corporation, a Nevada Corporation and Iceberg Drive Inn, Inc., a Utah Corporation. The Company has been assigned 100% of the general terms and conditions agreed to by Iceberg Acquisition Corporation in the Letter of Intent dated December 21, 2002 (as amended February 17, 2003) with Iceberg Drive Inn, Inc. by payment of the initial $25,000 non-refundable deposit to the controlling shareholders of Iceberg Drive Inn, Inc. The general terms and conditions the Company must perform, satisfy and comply with in order for Iceberg Drive Inn, Inc. to tender all of their common voting shares to Iceberg Acquisition Corporation are as follows (See Exhibit 10.1 and 10.2):

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

Iceberg Drive Inn operates a quick service restaurant business with eleven stores operating in Utah, Arizona, and Idaho. The restaurant specializes in quality hand made ice cream treats, old-fashion hamburgers, French Fries and hand breaded onion rings. In order to close the transaction, Iceberg Drive Inn, Inc, was required to provide the Company with audited financial statements. Iceberg Drive Inn, Inc. failed to provide the audited financial statements and as such the Company has terminated the Agreement. Pursuant to the general terms of the Agreement, the Company has signed a promissory note dated May 15, 2003 in the amount of $100,000 representing the balance of funds due from Iceberg Drive Inn, Inc. The note is due May 15, 2004 and bears interest at 8% per annum. On July 11, 2003, the note was settled for the return and cancellation of shares and warrants with a fair value of $40,000, resulting in a loss of $60,000. In addition, the Company has written off the non-refundable deposit in the amount of $25,000


Employees. At December 31, 2003, Avalon Gold Corporation had 2 full time employees other than its officers.

The Following are Material Subsequent Events (Occurring after December 31,
2003).

By Agreement dated January 26, 2004 and subsequent amendment dated March 8, 2004, the Company will be acquiring a ninety-percent (90%) interest in seven (7) lode mining claims known as the LSA claims, located in Lander County, Nevada. The Company issued 1,000,000 post-reverse split restricted common shares and paid $1,000 upon signing the agreement. Under the terms of the agreement(s), the Company will pay $2,500 in cash and issue a fair value of $2,500 in restricted shares to the vendor by April 26, 2004. Thereafter, on the last day of each month from May, 2004 to February, 2005, the Company will pay an additional $500 in cash and issue a fair value of $1,500 in restricted shares to earn its ninety-percent (90%) interest. The Company will be required to perform annual assessment work to keep the claims in good standing. The Company will have an independent engineering report prepared on the property, which will contain recommendations for a work program.

On February 10, 2004, the Company filed a Registration Statement on Form S-8 to cover 4,050,000 shares of common stock to be issued, 2,500,000 shares pursuant to the Company's 2004 Stock Incentive and Option Plan (the "Plan") and 1,550,000 shares to be issued for debt in the amount of $108,500. The fair value of the 1,550,000 shares issued exceeded the outstanding debts by an amount of $62,000, which will be recorded as a loss on settlement of debt in the first quarter of 2004. To date, none of the 2,500,000 shares pursuant to the 2004 Stock Incentive and Option Plan have been granted.

On January 15, 2004, the Company entered into agreements with:

Y.E.N.N. Asset Management, a private company controlled by a significant shareholder, for a two year term, whereby Y.E.N.N. will provide investment-banking services to the Company (valued at $54,000) in exchange for 450,000 restricted shares of the Company's common stock. The investment banker will provide access to investors and ongoing funding for the Company's investments.

Inter-Orient Investments Ltd , a private company controlled by an significant shareholder, for a two year term, whereby Inter-Orient Investments Ltd. will provide investor relations services to the Company (valued at $72,000) in exchange for 600,000 restricted shares of the Company's common stock. The investor relations individual will provide such services as researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

ITEM 2. DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Avalon Gold Corporation held the following property in the following amounts:


Property                 December 31, 2003       December 31, 2002
-------------------------------------------------------------------
Cash and equivalents          US $2,262             US $ (1,934)


Avalon Gold Corporation defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. Avalon Gold Corporation does not presently own any interests in real estate. Avalon Gold Corporation does not presently own any inventory or equipment.

Facilities. Avalon Gold Corporation does not own any real or personal property. Prior to August 1, 2000, Avalon Gold Corporation's President provided office space. However, as of August 1, 2000, Avalon Gold Corporation has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,050.00 per month for a period of 3 years and to be renewed for an additional 3 years at $2,050.00 per month. Avalon Gold Corporation also pays Holm Investments Ltd. $800.00 per month for office and secretarial services. Avalon Gold Corporation's principal corporate offices are located at 1288 Alberni Street, Suite 806, Vancouver, BC V6E 4R8.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Amendments to the Articles of Incorporation

A. On February 14, 2003, the Company held a Special Meeting whereby the Board of Directors, by unanimous consent and with majority shareholder approval, adopted, effective March 3, 2003, the following amendments to its Articles of
   Incorporation:

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

B. On August 20, 2003, the Company held a Special Meeting whereby the Board of Directors, by unanimous consent, adopted, effective September 8, 2003, the following amendments to its Articles of Incorporation:

Name Change.   The Company announced that a majority of the shares entitled to vote on such matters, approved the change of Registrant's name from Iceberg Brands Corporation to "Avalon Gold Corporation" in accordance with Section
78.385 of the Nevada Revised Statute. On August 28, 2003 the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada changing its name to Avalon Gold Corporation.

Reverse Stock Split. The Company's's authorized common capital stock consists of 200,000,000 shares of common stock with $0.001 par value per share, of which 20,530,298 were issued and outstanding. On August 20, 2003, the Board of Directors declared a One for Four reverse stock split of all the Company's outstanding common stock without any change in par value for the shares of common stock. The Company's capitalization of 200,000,000 shares with a par value of $0.001 per share remains the same after the split as it was before the split. Shareholder approval required to effect the reverse stock split was obtained and on August 28, 2003 the Company filed a Certificate with the Secretary of State of Nevada authorizing the One for Four reverse stock split.

Change of Symbol and CUSIP Number. Commensurate with the name change and reverse stock split, Registrant also took the necessary steps to change its symbol and CUSIP Number. Therefore, the Company's CUSIP Number has changed from 45105K 10 4 to 05343E 10 4. Effective on the open of business on September 8, 2003, the Company's symbol will change from IBGB to "AVGC".

ITEM 5. MARKET PRICE FOR THE AVALON GOLD CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As at December 31, 2003 there were approximately 2,000 holders of the outstanding shares of the Avalon Gold Corporation's $0.001 par value common stock. Avalon Gold Corporation participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the most recent trading symbol "AVGC". According to quotes provided by cbsmarketwatch.com, the Avalon Gold Corporation's common stock has closed at:

Quarter                            High                            Low
-----------------------------------------------------------------------
2002 First Quarter                $0.41                           $0.28
2002 Second Quarter               $0.40                           $0.06
2002 Third Quarter                $0.10                           $0.07
2002 Fourth Quarter               $0.22 *                         $0.01
2003 First Quarter                $0.18                           $0.09
2003 Second Quarter               $0.10                           $0.01
2003 Third Quarter                $0.42 **                        $0.04
2003 Fourth Quarter               $0.28                           $0.08

* This figure is post reverse split, effective December 12, 2002. ** This figure is post reverse split, effective September 8, 2003.

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

Common Stock. Avalon Gold Corporation is authorized to issue 200,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of Avalon Gold Corporation constitute equity interests in Avalon Gold Corporation entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. As of December 31, 2003, 9,305,492 shares of the Avalon Gold Corporation's common stock were issued and outstanding.

The holders of Avalon Gold Corporation's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of Avalon Gold Corporation or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors.

The holders of Avalon Gold Corporation's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to Avalon Gold Corporation's common stock. All of the outstanding shares of Avalon Gold Corporation's common stock are duly authorized, validly issued, fully paid and non-assessable.

Dividends. The holders of the Avalon Gold Corporation's common stock are entitled to receive dividends when, as and if declared by Avalon Gold Corporation's Board of Directors from funds legally available therefore; provided, however, that cash dividends are at the sole discretion of Avalon Gold Corporation's Board of Directors. In the event of liquidation, dissolution or winding up of Avalon Gold Corporation, the shareholders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of Avalon Gold Corporation and after provision has been made for each class of stock, if any, having preference in relation to Avalon Gold Corporation's common stock.

Avalon Gold Corporation has never declared or paid any dividends on its common stock. Avalon Gold Corporation does not intend to declare or pay any dividends in the foreseeable future.

Sales of Securities prior to September 8, 2003 (pre-reverse split basis).

On December 20, 2002, the Company filed a Registration Statement on Form S-8 to cover 4,100,000 shares of common stock, par value $0.001 per share to be issued pursuant to the Company's 2002 Stock Incentive and Option Plan. During year ended December 31, 2003, the Company issued a total of 4,100,000 shares of common stock at a price of $.15 per share for proceeds of $615,000 as follows:

        January 3, 2003          300,000 shares
        January 24, 2003         100,000 shares
        February 18, 2003        100,000 shares
        February 25, 2003        250,000 shares
        March 3, 2003          1,950,000 shares
        May 12, 2003             700,000 shares
        May 30, 2003             700,000 shares
                              =================
                               4,100,000 shares

At December 31, 2002, the Company had 1,000,000 outstanding share purchase warrants to purchase an additional share of par value common stock at $0.75 per share (pre-reverse split) until January 30,2003 and 356,000 outstanding share purchase warrants to purchase an additional share of par value common stock at $0.60 per share (pre-reverse split) until January 12, 2003. During the three months ended March 31, 2003, all these warrants expired without exercise.

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

On June 12, 2003, the Company filed a Registration Statement on Form S-8 to cover 4,000,000 shares of common stock, par value $0.001 per share to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan. During the year ended December 31, 2003, the Company issued a total of 2,300,000 shares of common stock at a price of $.03 per share for proceeds of $69,000 and 1,700,000 shares of common stock at a price of $0.04 per share for proceeds of $68,000 follows:

        June 13, 2003   900,000 shares        August 14, 2003    425,000 shares
        June 23, 2003   300,000 shares        August 29, 2003  1,275,000 shares
        June 26, 2003   100,000 shares                        ==========
        July 24, 2003   325,000 shares                         1,700,000 shares
        August 1, 2003  275,000 shares
        August 3, 2003  100,000 shares
        August 11, 2003 225,000 shares
        August 14, 2003  75,000 shares
                      ================
                      2,300,000 shares

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

Sales of Securities after September 8, 2003 (post-reverse split basis).

On October 2, 2003, the Company filed a Registration Statement on Form S-8 to cover 4,076,667 shares of common stock to be issued, 3,800,000 shares pursuant to the Company's 2003 Stock Incentive and Option Plan and 276,667 shares to be issued for debt in the amount of $83,000.

On October 3, 2003, the Company issued a total of 276,667 shares of common stock at a price of $0.03 per share in consideration of outstanding professional and consulting fees in the amount of $83,000.

During the year ended December 31, 2003, the Company issued a total of 575,000 shares of the Company's common stock at a price of $0.19 per share for proceeds of $109,250s, 400,000 shares of the Company's common stock at a price of $0.21 per share for proceeds of $64,000, 111,125 shares of the Company's common stock at a price of $0.11 per share for proceeds of $12,224, 400,000 shares of the Company's common stock at a price of $0.09 per share for proceeds of $36,000 and 2,313,875 shares of the Company's common stock at a price of $0.08 per share for proceeds of $185,110 as follows:

October   3, 2003         425,000 shares
October   6, 2003         150,000 shares
October  21, 2003         400,000 shares
October  24, 2003         111,125 shares
October  27, 2003         400,000 shares
November  3, 2003         435,000 shares
November 12, 2003         500,000 shares
November 13, 2003         185,000 shares
November 18, 2003         645,000 shares
November 24, 2003         548,875 shares
                        ================
                        3,800,000 shares

At the year end December 31, 2003, the Company had issued 2,783,667 of the above stock options at prices ranging from $0.08 to $0.11 per share for proceeds of $232,094. The proceeds were not received in full until January 21, 2004.

On October 27, 2003, the Company issued 50,000 restricted common shares valued at $0.18 share as part of the deposit consideration for the acquisition of the Mayske Property, Ukraine. (See Item1).

On December 15, 2003 the Company cancelled 60,000 common shares without restrictions previously issued to an optionee valued at $18,000. The optionee failed to comply with the terms of the option agreement and the 60,000 common shares were returned to authorized, but unissued status.

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

Liquidity and Capital Resources. We had cash of $ 2,262 as of December 31, 2003, compared to a bank overdraft of $ (1,934) at December 31, 2002. Our total current assets were $369,490 as of December 31, 2003, compared to total current assets of $545,137 at December 31, 2002. We do not believe that our available cash is sufficient to pay our day-to-day expenditures, therefore, we rely on management to provide the necessary funds to pay these day-to-day expenditures. As of December 31, 2003, our total assets were $653,728, compared to total assets of 1,029,808 at December 31, 2002. The decrease in total assets was due to the expensing of certain prepaid services contracts in 2003.

Our total current liabilities were $312,095 as of December 31, 2003, represented by $19,622 in accounts payable and $292,473 in amounts owing to related parties. Our total current liabilities were $312,095 as of December 31, 2002, represented by a bank overdraft of $ (1,934), $39,745 in accounts payable and $182,020 in amounts owing to related parties.

Results of Operations. Avalon Gold Corporation has not yet realized any revenue from operations, nor does it expect to in the foreseeable future. Loss from operations increased from US$45,655 in 1998, to US$26,218 in 1999, to US$1,223,108 in 2000, to US$3,120,340 in 2001, to US $3,360,353 in 2002 and to
$2,170,465 for the year ended December 31, 2003. Our net loss decreased slightly from 2002 to 2003 primarily because we did not have a further write-down of our oil & gas interests (2002 - $241,754) and did not suffer any further loss relating to our investment in ACGT Corporation (2002 - $1,406,000). The cash and equivalents constitute Avalon Gold Corporation's present internal sources of liquidity. Because Avalon Gold Corporation is not generating any significant revenues, Avalon Gold Corporation's only external source of liquidity is the sale of its capital stock and/or loan(s) from officers and shareholders.

From inception to December 31, 2003, Avalon Gold Corporation experienced a net loss of US$12,766,304 resulting primarily from the write-down of $2,250,937 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $2,290,871; office and general expenses of $1,574,622; professional fees of $724,438; interest expense of $98,282 and software development costs of $737,300.

Our Plan of Operation for the Next Twelve Months. Since inception, we have experienced significant losses. In order to address the going concern problem discussed in Avalon Gold Corporation's financial statements, Avalon Gold Corporation will require additional cash. Avalon Gold Corporation will also require additional cash to implement its business strategies, including cash for
(i) payment of increased operating expenses and (ii) further implementation of those business strategies. No assurance can be given, however, that Avalon Gold Corporation will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the cash requirements of Avalon Gold Corporation to implement its business strategies. The inability of Avalon Gold Corporation to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial conditions of Avalon Gold Corporation and could severely threaten Avalon Gold Corporation's ability to operate as a going concern. We do not have a commitment for funds.

Avalon Gold Corporation anticipates that it will need to raise additional capital within the next 12 months in order to continue as a going concern. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of Avalon Gold Corporation's stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. We do not have a commitment for funds. If adequate funds are not available within the next 12 months, Avalon Gold Corporation may be required to curtail its operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Avalon Gold Corporation to relinquish rights to certain of its assets that Avalon Gold Corporation would not otherwise relinquish.

Avalon Gold Corporation does not anticipate any material expenditures within the next 12 months that will affect its liquidity. Avalon Gold Corporation does not anticipate any significant mineral exploration costs within the next 12 months, nor does the Avalon Gold Corporation anticipate that it will lease or purchase any significant equipment within the next 12 months. Avalon Gold Corporation does not anticipate a significant change in the number of its employees within the next 12 months.

Audit Committee As of the date of this Annual Report, Avalon Gold Corporation has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of Avalon Gold Corporation. When established, the audit committee's primary function will be to provide advice with respect to Avalon Gold Corporation's financial matters and to assist the board of directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor Avalon Gold Corporation's financial reporting process and internal control system; (ii) review and appraise the audit efforts of Avalon Gold Corporation's independent accountants; (iii) evaluate Avalon Gold Corporation's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide and open avenue of communication among the independent accountants, management and the board of directors.

The board of directors has considered whether the regulatory provision of non-audit service is compatible with maintaining the principal independent accountant's independence.

Audit Fees As of the date of this Annual Report, Avalon Gold Corporation has incurred $15,800 as fees billed by its principal independent accountants for professional services rendered in connection with Avalon Gold Corporation's audited financial statements for the fiscal year ended December 31, 2003 and for fees billed by its principal for review of the Company's quarterly financial statements for 2003 file on Form 10-QSB.The Company did not incur any fees to its principal independent accountants for any other accounting ,tax or non-audit services for the fiscal year ended 2003.

ITEM 7. FINANCIAL STATEMENTS.


                            AVALON GOLD CORPORATION
                     (Formerly Iceberg Brands Corporation)

                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002


 INDEPENDENT AUDITORS' REPORT..................................F-1

 BALANCE SHEETS................................................F-1

 STATEMENTS OF OPERATIONS......................................F-3

 STATEMENT OF STOCKHOLDERS' EQUITY.............................F-2 to F-11

 STATEMENTS OF CASH FLOWS......................................F-12

 NOTES TO FINANCIAL STATEMENTS.................................F-13 to F-23

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Avalon Gold Corporation (formerly Iceberg Brands Corporation)

We have audited the balance sheets of Avalon Gold Corporation (an exploration stage company) as at December 31, 2003 and 2002 and the statements of operations, stockholders' equity and cash flows for the years then ended and for the period from January 1, 1996 (inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended and for the period from January 1, 1996 (inception) to December 31, 2003 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a capital deficiency, has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Dale Matheson Carr-Hilton LaBonte"


CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 8, 2004

                            AVALON GOLD CORPORATION
                     (Formerly Iceberg Brands Corporation)
                         (An Exploration Stage Company)

                            BALANCE SHEETS

                                                           December 31,          December 31,
                                                               2003                   2002
                                 ASSETS

CURRENT ASSETS
        Cash                                          $          2,262        $            -
        Taxes recoverable                                        1,521                   712
        Due from Golden Spirit Minerals Ltd. (Note 8)                -               178,718
        Current portion of prepaid service contracts (Note 5)  365,707               365,707
                                                             ----------             ----------
                                                               369,490               545,137

INVESTMENT IN ICEBERG ACQUISITION CORPORATION (Note 6)               -                25,000
PREPAID SERVICE CONTRACTS (Note 5)                             107,337               459,669
DUE FROM GOLDEN SPIRIT MINERALS LTD. (Note 8)                  167,899                     -
DEPOSIT ON ACQUISITION OF MINERAL PROPERTY (Note 3)              9,000                     -
OIL AND GAS PROPERTIES (Note 4)                                      2                     2
                                                            ----------             ----------
                                                      $        653,728        $    1,029,808
                                                            ==========             ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Bank overdraft                                $              -        $        1,934
        Accounts payable and accrued liabilities                19,622                39,745
        Due to related parties (Note 7)                        292,473               182,020
                                                            ----------             ----------
                                                               312,095               223,699
                                                            ----------             ----------

CONTINGENCIES (Note 1 and 8)

STOCKHOLDERS' EQUITY (Note 7)
     Common stock, $.001 par value, 200,000,000
         shares authorized 9,305,492 (2002 -
         3,214,158) shares issued and outstanding               49,021                 36,856
        Additional paid-in capital                          17,751,644             15,825,725
        Share subscriptions receivable                        (232,094)                     -
        Deficit accumulated during the development
        stage                                              (17,266,938)           (15,056,472)
                                                            ----------             ----------
                                                               341,633                806,109
                                                            ----------             ----------
                                                      $        653,728        $     1,029,808
                                                            ==========             ==========

The accompanying notes are an integral part of these financial statements


                            AVALON GOLD CORPORATION
                     (Formerly Iceberg Brands Corporation)
                         (An Exploration Stage Company)


                                                                                        Cumulative
                                                      Year ended      Year ended       from January 1,
                                                     December 31,    December 31,         1996 to
                                                        2002             2002           December 31,
                                                                                           2002
                                                     -----------     -----------        -----------
GENERAL AND ADMINISTRATIVE EXPENSES
        Litigation settlement                       $          -    $          -       $  2,291,070
        Management and consulting fees                   819,438         623,607          2,290,871
        Consulting fees - stock based
        compenstaion (Note 2)                            651,000               -            651,000
        Loss on settlement of debt                             -         656,784            656,784
        General and administrative                       455,465         324,213          1,574,622
        Professional fees                                159,562          55,410            724,438
        Interest expense                                       -          52,585             98,282
        Software development costs                             -               -            737,300
                                                     -----------     -----------        -----------
LOSS BEFORE THE FOLLOWING                              2,085,465       1,712,599          9,024,367

Write-down of interest in ACGT Corporation                     -       1,406,000          1,406,000
Write-down of  oil and gas properties                          -         241,754          2,250,937
Loss on Iceberg Drive Inn Investment (Note 6)             85,000               -             85,000
                                                     ------------    ------------       ------------


NET LOSS FOR THE YEAR                               $ (2,170,465)   $ (3,360,353)     $ (12,776,304)
                                                      ===========     ===========       ============



BASIC NET LOSS PER SHARE                            $      (0.47)    $     (4.96)
                                                      ===========     ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             5,090,551         675,699
                                                      ===========     ===========

The accompanying notes are an integral part of these financial statements


                        AVALON GOLD CORPORATION
                   (Formerly Iceberg Brands Corporation)
                       (An Exploration Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM JANUARY 1, 1996
           (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2002





                                                                                                  Additional
                                                              Number of                           Paid In           Treasury
                                                              shares              Amount          Capital           Stock
                                                             ----------         ----------        -----------       ---------

Balance, January 1, 1996                                        499,499        $       499      $   4,361,401      $ (199,167)

Shares issued to settle litigation retroactively restated        50,000                 50          2,469,832               -

Net loss for the year ended December 31, 1996                         -                  -                  -               -
                                                             ----------         ----------        -----------       ---------
Balance, December 31, 1996                                      549,499                549          6,831,233        (199,167)

Shares issued to settle note payable and accrued interest       500,000                500            476,500               -

Shares issued for services at $.75 per share-April 15, 1997      55,000                 55             41,195               -

Shares issued for services at $.25 per share-May 26, 1997       415,000                415            105,085               -

Net loss for the year ended December 31, 1997                         -                  -                  -               -
                                                             ----------         ----------        -----------       ---------
Balance, December 31, 1997                                    1,519,499              1,519          7,454,013        (199,167)

Shares issued for services at $.12 per share-Dec. 28, 1998      200,000                200             23,800               -

Shares issued for services at $.05 per share-Dec. 28, 1998       15,000                 15                735               -

Net loss for the year ended December 31, 1998                         -                  -                  -               -
                                                             ----------         ----------        -----------       ---------
Balance, December 31, 1998                                    1,734,499              1,734          7,478,548        (199,167)

Shares issued for services at $.228-Dec. 28, 1999               160,000                160             36,340               -

Net loss for the year ended December 31, 1999                         -                  -                  -               -
                                                             ----------         ----------        -----------       ---------
Balance, December 31, 1999                                    1,894,499              1,894          7,514,888       (199,167)

Correction of treasury stock                                          -                  -           (199,167)       199,167

Shares issued for software development at $.30 per
share-March 23, 2000                                          2,000,000              2,000            598,000              -

Shares issued for services and interest at $.10 per
share-Sept.22, 2000                                             132,500                133             13,117              -

Shares issued for services and advances at $.42 per
share-Sept. 24, 2000                                            730,000                730            305,870              -

Shares issued for interest in oil and gas property at
 $.29 per share-Sept22, 2000                                  5,500,000              5,500          1,589,500              -

Shares issued for services at $.75 per share-Nov.6, 2000        474,402                474            355,326              -

Share reconciliation                                               (968)                (1)                 -              -

Net loss for the year ended December 31, 2000                         -                  -                  -              -
                                                             ----------         ----------        -----------       ---------
Balance, December 31, 2000                                   10,730,433       $     10,730      $  10,177,534     $        -
                                                             ----------         ----------        -----------       ---------

The accompanying notes are an integral part of these financial statements


                        AVALON GOLD CORPORATION
                   (Formerly Iceberg Brands Corporation)
                       (An Exploration Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM JANUARY 1, 1996
           (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2002
                                (continued)


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

The accompanying notes are an integral part of these financial statements


                        AVALON GOLD CORPORATION
                   (Formerly Iceberg Brands Corporation)
                       (An Exploration Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM JANUARY 1, 1996
           (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2003
                                (continued)




                                                                                        Additional
                                                    Number of                           Paid In             Stock
                                                    shares              Amount          Capital           Subscribed
                                                   ----------         ----------        -----------       ---------

Balance forward, December 31, 2000                 10,730,433        $    10,730       $   10,177,534  $          -

Common stock subscriptions, 1,000,000 at
$.70 net of finder's fee of $70,000- Jan. 30,
2002                                                        -                  -                    -       630,000

Shares issued for Harvester finder's fee at
$.585 per share-Feb. 27, 2001                          50,000                 50               29,200             -

Shares issued for debt at $.72 per
share-March 27, 2001                                  431,274                431              310,086             -

Shares issued for cash at $.50 per
share-July 13, 2001                                   350,000                350              174,650             -

Shares issued for debt at $.50 per
share-Aug. 15, 2001                                   434,458                435              216,794             -

Common stock subscriptions, 6,000 at $.50
per share-July 10, 2001                                     -                  -                    -         3,000

Shares issued for cash at $.30 per share,
net of finder's fee of $30,000-Oct. 12, 2001        1,000,000              1,000              269,000             -

Shares issued for debt at $.40 per
share-Nov. 5, 2001                                    528,333                528              210,805             -

Shares issued for services at $.47 per
share-Nov. 15, 2001                                   200,000                200               93,800             -

Net loss for the year ended December 31, 2001               -                  -                    -             -
                                                  -----------         ----------          -----------    ----------
Balance, December 31, 2001                         13,724,498        $    13,724       $   11,481,869  $    633,000

Shares returned to treasury and cancelled
Jan. 21, 2002                                         (47,500)               (47)              (9,453)            -

Shares issued for stock subscriptions
Jan. 31, 2002                                         100,000              1,000              629,000      (630,000)

Shares issued for services at $.34 per
share-Feb. 19, 2002                                   916,108                916              310,562             -

Shares issued for acquisition rights at
$.33 per share-March 6, 2002                        4,000,000              4,000            1,316,000             -

Shares issued for services at $.34 per
share-March 31, 2002                                  350,000                350              118,650             -

Shares issued for acquisition rights at
$.14 per share-May 21, 2002                         4,297,213              4,297              597,313             -

Shares returned to treasury and cancelled-,
June 5, 2002                                         (100,000)              (100)             (32,900)            -

Shares issued for cash at $.50 per
share-Sept. 5, 2002                                     6,000                  6                2,994        (3,000)

Shares issued for services at $.08 per
share-Sept. 5, 2002                                 2,120,000               2,120             167,480             -

Shares issued for services at $.08 per
share-Sept. 5, 2002                                   400,000                 400              31,600        32,000
                                                  -----------         -----------         -----------    ----------
Balance December 11, 2002                          26,666,319         $    26,666       $  14,613,115    $        -
                                                  -----------         -----------         -----------    ----------

                        AVALON GOLD CORPORATION
                   (Formerly Iceberg Brands Corporation)
                       (An Exploration Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM JANUARY 1, 1996
           (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2002
                             (continued)


                                                    Deficit
                                                    accumulated
                                                    during the
                                                    development
                                                    stage                Total
                                                    -----------        ----------

Balance forward, December 31, 2000                $  (8,575,779)     $  1,612,485

Common stock subscriptions, 1,000,000 at
$.70 net of finder's fee of $70,000- Jan. 30,
2001                                                          -           630,000

Shares issued for Harvester finder's fee at
$.585 per share-Feb. 27, 2001                                 -            29,250

Shares issued for debt at $.72 per
share-March 27, 2001                                          -           310,517

Shares issued for cash at $.50 per
share-July 13, 2001                                           -           175,000

Shares issued for debt at $.50 per
share-Aug. 15, 2001                                           -           217,229

Common stock subscriptions, 6,000 at $.50
per share-July 10, 2001                                       -             3,000

Shares issued for cash at $.30 per share,
net of finder's fee of $30,000-Oct. 12, 2001                  -           270,000

Shares issued for debt at $.40 per
share-Nov. 5, 2001                                            -           211,333

Shares issued for services at $.47 per
share-Nov. 15, 2001                                           -            94,000

Net loss for the year ended December 31, 2001        (3,120,340)       (3,120,340)
                                                   ------------       -----------
Balance, December 31, 2001                        $ (11,696,119)     $    432,474

Shares returned to treasury and cancelled
Jan. 21, 2002                                                 -            (9,500)

Shares issued for stock subscriptions
Jan. 31, 2002                                                 -                 -

Shares issued for services at $.34 per
share-Feb. 19, 2002                                           -           311,478

Shares issued for acquisition rights at
$.33 per share-March 6, 2002                                  -         1,287,000

Shares issued for services at $.34 per
share-March 31, 2002                                          -           119,610

Shares issued for acquisition rights at
$.14 per share-May 21, 2002                                   -           601,610

Shares issued for cash at $.50 per
share-Sept. 5, 2002                                           -                 -

Shares issued for services at $.08 per
share-Sept. 5, 2002                                           -           169,600

Shares issued for services at $.08 per
share-Sept. 5, 2002                                           -            32,000
                                                   ------------       -----------
Balance, December 11, 2002                        $ (11,696,119)     $  2,943,662


The accompanying notes are an integral part of these financial statements

                        AVALON GOLD CORPORATION
                   (Formerly Iceberg Brands Corporation)
                       (An Exploration Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM JANUARY 1, 1996
           (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2003
                                (continued)




                                                                                        Additional
                                                    Number of                           Paid In             Stock
                                                    shares              Amount          Capital           Subscribed
                                                   ----------         ----------        -----------       ----------

Balance December 11, 2002                          26,666,319         $   26,666       $  14,613,115    $        -

Share consolidation, 1:10 on December 12, 2002    (23,999,688)                 -                   -             -
                                                  -------------       -----------       ------------      ----------
Balance forward,December 12,2002 after 1:10 split   2,666,631         $   26,666       $  14,613,115    $        -

Shares issued for prepaid service contract at
$.12 per share-Dec. 13, 2002                        6,500,000              6,500             773,500             -

Shares issued for services at $,12 per
share-Dec. 16, 2002                                 3,690,000              3,690             439,110             -

Net loss for the year ended December 31, 2002               -                  -                   -             -
                                                  ------------        ------------      -------------     ----------
Balance, December 31, 2002                         12,856,631         $   36,856       $  15,825,725    $        -
                                                  ============        ============      =============     ==========

Shares issued for stock options at $.15 - Jan.2,
2003                                                  300,000                300              44,700             -

Shares issued for stock options at $.15 - Jan.24,
2003                                                  100,000                100              14,900             -

Shares issued for stock options at $.15 - Feb 18,
2003                                                  100,000                100              14,900             -

Shares issued for stock options at $.15 - Feb 25,
2003                                                  250,000                250              37,250             -

, Shares issued for stock options at $.15 - Mar. 3,
2003                                                1,950,000              1,950             290,550             -

Shares returned to treasury and cancelled - Mar.
6, 2003                                                (1,333)                (1)             (5,499)            -

Shares issued for cash at $.125 per share - Mar.
17, 2003                                              800,000                800              99,200             -

Shares issued for stock options at $.15 - May 12,
2003                                                  700,000                700             104,300             -

Shares issued for stock options at $.15 - May 30,
2003                                                  700,000                700             104,300             -

Shares issued for stock options at $.03 - June 13,
2003                                                  900,000                900              26,100             -

Shares issued for stock options at $.03 - June 23,
2003                                                  300,000                300               8,700             -

Shares issued for stock options at $.03 - June 26,
2003                                                  100,000                100               2,900             -

Shares returned to treasury and cancelled - July
11, 2003                                             (800,000)              (800)            (39,000)            -

Shares issued for stock options at $.03 - July 24,
2003                                                  325,000                325               9,425             -

Shares issued for stock options at $.03 - August
1, 2003                                               275,000                275               7,975             -

Shares issued for stock options at $.03 - August
3, 2003                                               100,000                100               2,900             -

Shares issued for stock options at $.03 - August
11, 2003                                              225,000                225               6,525             -

Shares issued for stock options at $.03 - August
14, 2003                                               75,000                 75               2,175             -

Shares issued for stock options at $.03 - August
14, 2003                                              425,000                425              16,575             -

Shares issued for stock options at $.04 - August
29, 2003                                            1,275,000              1,275              79,725             -
                                                   ==========             ======          ==========           ===
Balance, September 7, 2003                         20,955,298             44,955          16,624,126             -

Share consolidation, 1:4 on September 8, 2003     (15,716,473)                 -                   -             -


                            AVALON GOLD CORPORATION
                     (Formerly Iceberg Brands Corporation)
                         (An Exploration Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM JANUARY 1, 1996
           (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2003
                             (continued)


                                                    Deficit
                                                    accumulated
                                                    during the
                                                    development
                                                    stage                Total
                                                    -----------        ----------

Balance December 11, 2002                         (11,696,119)        $ 2,943,662

Share consolidation, 1:10 on December 12, 2002              -                 -
                                                  -------------       -----------
Balance forward,December 12,2002 after 1:10 split (11,696,119)        $ 2,943,662

Shares issued for prepaid service contract at
$.12 per share-Dec. 13, 2002                                -             780,000

Shares issued for services at $,12 per
share-Dec. 16, 2002                                         -             442,800

Net loss for the year ended December 31, 2002      (3,360,353)         (3,360,353)
                                                  ------------        ------------
Balance, December 31, 2002                        (15,056,472)        $   806,109
                                                  ============        ============

Shares issued for stock options at $.15 - Jan.2,
2003                                                        -              45,000

Shares issued for stock options at $.15 - Jan.24,
2003                                                        -              15,000

Shares issued for stock options at $.15 - Feb 18,
2003                                                        -              15,000

Shares issued for stock options at $.15 - Feb 25,
2003                                                        -              37,500

Shares issued for stock options at $.15 - Mar. 3,
2003                                                        -             292,500

Shares returned to treasury and cancelled - Mar.
6, 2003                                                     -              (5,500)

Shares issued for cash at $.125 per share - Mar.
17, 2003                                                    -             100,000

Shares issued for stock options at $.15 - May 12,
2003                                                        -             105,000

Shares issued for stock options at $.15 - May 30,
2003                                                        -             105,000

Shares issued for stock options at $.03 - June 13,
2003                                                        -              27,000

Shares issued for stock options at $.03 - June 23,
2003                                                        -               9,000

Shares issued for stock options at $.03 - June 26,
2003                                                        -               3,000

Shares returned to treasury and cancelled - July
11, 2003                                                    -             (40,000)

Shares issued for stock options at $.03 - July 24,
2003                                                        -               9,750

Shares issued for stock options at $.03 - August
1, 2003                                                     -               8,250

Shares issued for stock options at $.03 - August
3, 2003                                                     -               3,000

Shares issued for stock options at $.03 - August
11, 2003                                                    -               6,750

Shares issued for stock options at $.03 - August
14, 2003                                                    -               2,250

Shares issued for stock options at $.03 - August
14, 2003                                                    -              17,000

Shares issued for stock options at $.04 - August
29, 2003                                                    -              51,000
                                                  ===========           =========
Balance, September 7, 2003                        (15,056,473)          1,479,408

Share consolidation, 1:4 on September 8, 2003               -                   -


                            AVALON GOLD CORPORATION
                     (Formerly Iceberg Brands Corporation)
                         (An Exploration Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE PERIOD FROM JANUARY 1, 1996
             (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2003
                                  (continued)


                                                                                                           Stock
                                                                                                         Subscribed
                                                                                         Additional       /(share
                                                    Number of                              Paid In      subscriptions
                                                    shares              Amount             Capital       receivable)
                                                   ----------         ----------         -----------     ----------
Balance forward, September 8, 2003 after 1:4 split  5,238,825             44,955          16,624,126             -

Shares issued for services at $.30 per share -
October 3, 2003                                       276,667                277              82,723             -

Shares issued for stock options at $.19 - October
3, 2003                                               425,000                425              80,325             -

Shares issued for stock options at $.19 - October
6, 2003                                               150,000                150              28,350             -

Shares issued for stock options at $.21 - October
21, 2003                                              400,000                400              63,600             -

Shares issued for stock options at $.11 - October
24, 2003                                              111,125                111              12,113       (10,984)

Shares issued for stock options at $.09 - October
27, 2003                                              400,000                400              35,600       (36,000)

Shares issued for mining property at $.18 -
October 27, 2003                                       50,000                 50               8,950             -

Shares issued for stock options at $.08 - November
3, 2003                                               435,000                435              34,365       (34,800)

Shares issued for stock options at $.08 - November
12, 2003                                              500,000                500              39,500       (40,000)

Shares issued for stock options at $.08 - November
13, 2003                                              185,000                185              14,615       (14,800)

Shares issued for stock options at $.08 - November
18, 2003                                              645,000                645              50,955       (51,600)

Shares issued for stock options at $.08 - November
24, 2003                                              548,875                548              43,362       (43,910)

Shares returned to treasury and cancelled -
December 15, 2003                                     (60,000)               (60)            (17,940)            -

Stock Based Compensation                                    -                  -             651,000             -

Net loss for the year ended December 31, 2003               -                  -                   -             -
                                                    =========          =========          ==========      =========
Balance, December 31, 2003                          9,305,492             49,021          17,751,644      (232,094)


                        AVALON GOLD CORPORATION
                   (Formerly Iceberg Brands Corporation)
                       (An Exploration Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM JANUARY 1, 1996
           (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2003
                             (continued)


                                                    Deficit
                                                    accumulated
                                                    during the
                                                    development
                                                    stage                Total
                                                    -----------        ----------

Balance forward, September 8, 2003 after 1:4 split(15,056,473)          1,479,408

Shares issued for services at $.30 per share -
October 3, 2003                                             -              83,000

Shares issued for stock options at $.19 - October
3, 2003                                                     -              80,750

Shares issued for stock options at $.19 - October
6, 2003                                                     -              28,500

Shares issued for stock options at $.21 - October
21, 2003                                                    -              64,000

Shares issued for stock options at $.11 - October
24, 2003                                                    -               1,240

Shares issued for stock options at $.09 - October
27, 2003                                                    -                   -

Shares issued for mining property at $.18 -
October 27, 2003                                            -               9,000

Shares issued for stock options at $.08 - November
3, 2003                                                     -                   -

Shares issued for stock options at $.08 - November
12, 2003                                                    -                   -

Shares issued for stock options at $.08 - November
13, 2003                                                    -                   -

Shares issued for stock options at $.08 - November
18, 2003                                                    -                   -

Shares issued for stock options at $.08 - November
24, 2003                                                    -                   -

Shares returned to treasury and cancelled -
December 15, 2003                                           -             (18,000)

Stock Based Compensation                                    -             651,000

Net loss for the year ended December 31, 2003      (2,170,465)         (2,170,465)
                                                   ===========         ===========
Balance, December 31, 2003                        (17,226,938)            341,633




                            AVALON GOLD CORPORATION
                     (Formerly Iceberg Brands Corporation)
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                         Cumulative
                                                                       Year ended      Year ended      from January 1,
                                                                      December 31,    December 31,        1996 to
                                                                         2003             2002          December 31,
                                                                                                            2003
                                                                      -----------     -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss for the year                                       $   (2,170,465) $   (3,360,353)       $ (12,766,304)
       Adjustments to reconcile net loss to net cash from
        operating activities:
        - fees services paid for with common shares                       693,582         320,229            1,972,210
        - interest paid for with common shares                                  -          32,925               80,872
        - loss on settlement of debt                                            -         656,784              656,784
        - software development costs paid for with common shares                -               -              600,000
        - write-down of interest in oil and gas properties                      -         241,754            2,250,937
        - loss on Iceberg Drive Inn investment                             85,000               -               85,000
        - other non-cash expenses                                               -               -            2,557,382
                                                                       -----------     -----------          -----------
                                                                         (740,883)       (702,661)          (2,506,119)
        - net changes in working capital items                            (15,615)        566,719              584,019
                                                                       -----------     -----------          -----------
CASH USED IN OPERATING ACTIVITIES                                        (756,498)       (135,942)          (1,922,100)
                                                                       -----------     -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in Iceberg Acquisition Corporation                           (95,000)        (25,000)            (120,000)
   Interest in oil and gas property.                                            -               -             (684,934)
                                                                       -----------      -----------          -----------
CASH FLOWS USED IN INVESTING ACTIVIES                                     (95,000)        (25,000)            (804,934)

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                          (1,934)          1,934                    -
   Net proceeds on sale of common stock                                   745,240               -            1,190,240
   Net proceeds from common stock subscriptions                                 -               -              633,000
   Net advances (to) from related parties                                 110,454         130,742              486,056
   Advances receivable                                                          -               -              420,000
                                                                      -----------     -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                      853,760         132,676            2,265,108

(DECREASE) INCREASE IN CASH                                                 2,262         (28,266)               2,262

CASH, BEGINNING OF YEAR                                                         -          28,266                    -
                                                                      -----------     -----------           -----------
CASH, END OF YEAR                                                    $      2,262    $          -         $      2,262
                                                                      ===========     ===========           ===========

                            AVALON GOLD CORPORATION
                     (Formerly Iceberg Brands Corporation)
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The company underwent a name change to Asdar Group on December 10, 1997, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on March 3, 2003 and a name change to Avalon Gold Corporation on September 8, 2003. The company was dormant from 1991 to 1996 and currently has no revenue generating operations. In accordance with SFAS #7, the company was considered a development stage company since January 1, 1996 and as a result of changing its business focus to acquisition and exploration of mineral properties is considered to be an exploration stage company.

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Mineral property costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at December 31, 2003, any potential costs relating to the retirement of the Company's mineral property interest are not yet determinable.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

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

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2003.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 6:

                                                December 31,        December 31,
                                                   2003                2002
                                               ------------        ------------
Net loss                        As reported   $  (2,170,465)      $  (3,360,353)
SFAS 123 compensation expense   Pro-forma          (370,300)                  -
                                Pro-forma     $  (2,540,765)      $  (3,360,353)
Pro-forma net loss per share
    Basis and fully diluted     Pro-forma     $       (0.27)      $       (1.05)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

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

Recent accounting pronouncements

In June 2002, the FASB issued SFAS No. 146, "Account for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard had no effect on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liabilities be recorded in the guarantor's balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. FIN 45 is effective for fiscal years ending after December 15, 2002. The adoption of this standard had no effect on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" (FAS 148). The statement amends SFAS 123 "Accounting for Stock Based Compensation" (FAS 123) to provide alternative methods of voluntarily transition to the fair value based method of accounting for stock based employee compensation. FAS 148 also amends the disclosure requirement of FAS 123 to require disclosure of the method used to account for stock based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the company's quarter ended March 31, 2003. The Company has no current intention to change its policy of accounting for stock-based compensation.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard had no effect on the Company's financial position or results of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

Recent accounting pronouncements

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149, as required, on July 1,2003 with no material impact on its financial statements.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150, as required, on July 1, 2003 with no material impact on its financial statements.

NOTE 3 - DEPOSIT ON ACQUISITION OF MAYSKE GOLD PROPERTY, UKRAINE

On September 22, 2003, the Company signed a Letter of Intent to acquire the Mayske Gold Property located in the Odessa Region, Ukraine. The Company intends to acquire a 75% interest in the property and possibly up to a 90% interest. If negotiations are successful, all terms and conditions will be confirmed with a signed agreement. The Company issued 50,000 restricted post-reverse split common shares valued at $9,000 as a deposit towards the acquisition. An additional 450,000 restricted post-reverse split shares will be issued when the additional 15% is included. The Company issued 15,000 post-reverse split common shares to an individual as consideration for representing the Company's interest in the Ukraine. The Company continues to complete its due diligence in Ukraine and will not confirm a signed agreement until a proper elected government official in the mining sector has reviewed the Company's proposals.

NOTE 4 - OIL AND GAS PROPERTIES

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

NOTE 5 - PREPAID SERVICE CONTRACTS

On November 15, 2001, the Company entered into an agreement with Palisades Financial Ltd., a private company controlled by a significant shareholder, with a three-year term, whereby Palisades will provide investment-banking services to the Company (valued at $94,000) in exchange for 5,000 restricted shares of the Company's common stock.

NOTE 5 - PREPAID SERVICE CONTRACTS (con't)

On December 13, 2002, the Company entered into an agreement with Advantage Nevada Corporation, a private company, with a two and one-half year term, whereby Advantage will provide consulting services to the Company (valued at $270,000) in exchange for 562,500 restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals within North America.

On December 13, 2002, the Company entered into an agreement with HBK Investments Services Ltd., a private company controlled by a shareholder, with a two year term, whereby HBK will provide investor relations services to the Company (valued at $90,000) in exchange for 187,500 restricted shares of the Company's common stock. The investor relations individual will provide such services as researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

On December 13, 2002, the Company entered into an agreement with Asiatic Management Consultants Ltd., a private company controlled by a significant shareholder, with a two and one-half year term, whereby Asiatic will provide investment-banking services to the Company (valued at $300,000) in exchange for 625,000 restricted shares of the Company's common stock. The investment banker will provide access to investors and ongoing funding for the Company's investments.

On December 13, 2002, the Company entered into an agreement with a shareholder, with a two and one-half year term, whereby the shareholder will provide consulting services to the Company (valued at $120,000) in exchange for 1,000,000 pre-reverse split restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals outside of North America.

At December 31, 2003 the current portion of the prepaid service contracts totaled $365,707.

NOTE 6 - INVESTMENT IN ICEBERG ACQUISITION CORPORATION

On December 22, 2002, the Company signed an agreement with Iceberg Acquisition Corporation, whereby it agreed to acquire 100% interest in Iceberg Acquisition Corporation upon the issue of ten million post-reverse split restricted common shares of the Company to the shareholders of Iceberg Acquisition Corporation and upon compliance with the terms of a certain Letter of Intent dated December 21, 2002 (as amended February 17, 2003) between Iceberg Acquisition Corporation, a Nevada Corporation and Iceberg Drive Inn, Inc., a Utah Corporation. The Company was assigned 100% of the general terms and conditions agreed to by Iceberg Acquisition Corporation in the Letter of Intent dated December 21, 2002 (as amended February 17, 2003) with Iceberg Drive Inn, Inc. by payment of the initial $25,000 non-refundable deposit to the controlling shareholders of Iceberg Drive Inn, Inc. The general terms and conditions the Company must perform, satisfy and comply with were as follows:

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

5. The issue of 125,000 common shares of the Company upon the closing date of the transaction.

NOTE 6 - INVESTMENT IN ICEBERG ACQUISITION CORPORATION (con't)

6. The issue of $3,000,000 worth of convertible preferred shares of the Company upon the closing date of the transaction.

Iceberg Drive Inn operates a quick service restaurant business with eleven stores operating in Utah, Arizona and Idaho. The restaurants specialize in quality hand made ice cream treats, old- fashioned hamburgers, French fries and hand breaded onion rings. In order to close the transaction, Iceberg Drive Inn, Inc. was required to provide the Company with audited financial statements. Iceberg Drive Inn, Inc. failed to provide the audited financial statements and as such the Company has terminated the Agreement. Pursuant to the general terms of the Agreement, Iceberg Acquisition Corporation has signed a promissory note dated May 15, 2003 in the amount of $100,000 representing the balance of funds due from Iceberg Drive Inn, Inc. The note is due May 15, 2004 and bears interest at 8% per annum. The note was settled on July 11, 2003 for the return and cancellation of shares and warrants with a fair value of $40,000, resulting in a loss of $60,000. In addition , the Company has written off the non-refundable deposit in the amount of $25,000.

NOTE 7 - CAPITAL STOCK

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

On August 20, 2003, the Company declared a one-for-four reverse stock split of all of the outstanding common stock, without any change in par value for the shares of common stock. Shareholder approval was obtained to effect the reverse stock split and it became effective on September 8, 2003. On that date, the authorized capital was 200,000,000 common shares with a par value of $0.001, with 5,238,825 shares issued and outstanding. With the exception of the Statement of Stockholders' Equity for the period from January 1, 1996 (inception) to September 8, 2003, these financial statements have been restated to reflect the 1:10 reverse stock split in December 2002 and the 1:4 reverse stock split in September 2003.

In 2003, previously issued share purchase warrants expired without exercise as follows:

- 1,000,000 warrants to purchase an additional share of par value common stock at $0.75 per share (pre-reverse split) until January 30, 2003.

- 356,000 warrants to purchase an additional share of par value common stock at $0.60 per share (pre-reverse split) until January 12, 2003.

In 2003, the Company had outstanding share purchase warrants expire together with the cancellation of shares (see Note 5) as follows:

- 800,000 warrants entitling the holder to purchase an additional one-half share at a price of $2.00 per share until March 17, 2005.

The Company's stock option activity is as follows:

                                                             Weighted Average
                               Number of  Weighted Average       Remaining
                                options   Exercise Price     Contractual Life
------------------------------------------------------------------------------
Balance, December 31, 2002,              -       $       -           -
Granted during the period       11,900,000           0.099       0 years
Exercised during the period    (11,900,000)         (0.099)          -

Balance, December 31, 2003               -       $       -       0 years


Stock Options

1. On December 20, 2002, the Company filed a Registration Statement on Form S-8 to cover 4,100,000 shares of common stock to be issued pursuant to the Company's 2002 Stock Incentive and Option Plan (the "Plan"). During the 2003 year the Company granted options under the Plan to acquire a total of 4,100,000 shares of the Company's common stock at a price of $0.15 per share being the market value as at the date of grant. Of the total number of options granted, 2,325,000 were granted to consultants for which a consulting expense of $328,900 was recorded during the period representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 10 years, a risk-free interest rate of 3% and an expected volatility of 116%.

The fair value of the 1,775,000 options granted to directors and employees, as disclosed on a pro-forma basis in Note 2, was estimated using the Black-Scholes option pricing model assuming an expected life of 10 years, a risk-free interest rate of 3% and an expected volatility of 116%.

2. On June 12, 2003, the Company filed a Registration Statement on Form S-8 to cover 4,000,000 shares of common stock to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan (the "Plan"). During the year, the Company granted options under the Plan to acquire a total of 2,300,000 shares of the Company's common stock at a price of $0.03 per share and 1,700,000 shares of the Company's common stock at a price of $0.04 per share, being the market values as at the date of grants. Of the total number of options granted, 2,500,000 were granted to consultants for which a consulting expense of $73,200 was recorded during the year representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 116%.

The fair value of the 1,500,000 options granted to directors and employees, as disclosed on a pro-forma basis in Note 2, was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 116%.

3. On October 2, 2003, the Company filed a Registration Statement on Form S-8 to cover 3,800,000 shares of common stock to be issued pursuant to the Company's 2003 Stock Incentive and Option Plan (the "Plan"). During the year, the Company granted options under the Plan to acquire a total of 575,000 shares of the Company's common stock at a price of $0.19 per share, 400,000 shares of the Company's common stock at a price of $0.21 per share, 111,125 shares of the Company's common stock at a price of $0.11 per share, 400,000 shares of the Company's common stock at a price of $0.09 per share, and 2,313,875 shares of the Company's common stock at a price of $0.08 per share, being the market values as at the date of grants. Of the total number of options granted, 2,933,875 were granted to consultants for which a consulting expense of $248,900 was recorded during the year representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 172.6%.

The fair value of the 866,125 options granted to directors and employees, as disclosed on a pro-forma basis in Note 2, was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 172.6%.

At the year ended December 31, 2003, the Company had issued 2,783,667 stock options at prices ranging from $0.08 to $0.11 per share for proceeds of $232,094. The proceeds were not received in full until January 21, 2004.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003 the Company incurred $49,385 (2002 - $99,000) in management fees to two directors.

During the year ended December 31, 2003, the Company incurred $31,336 (2002 - $28,318) in rent and office expenses to a private company controlled by an employee.

During the year ended December 31, 2003, the Company incurred $146,500 in consulting fees to two significant shareholders, $6,500 in consulting fees to a company controlled by a significant shareholder and $197,000 in professional and consulting fees to two employees.

During the year ended December 31, 2003, the Company issued 20,000 common shares to a company controlled by an employee and 20,000 common shares to a company controlled by a significant shareholder in settlement of outstanding consulting fees totaling $12,000.

During the year ended December 31, 2003, two companies controlled by a significant shareholder earned $151,332 (2002 - $113,499) and a company controlled by an employee earned $45,000 (2002 - $33,750) pursuant to prepaid services agreements (See note 4).

At December 31, 2003 an amount of $167,899 is receivable from a public company and its subsidiary, which have a director in common with the Company. On December 10, 2003, the Company agreed to settle $122,988 of the receivable for the issue of 1,229,880 restricted shares of the subsidiary at a value of $0.05 per share. These restricted shares were issued to the Company on February 20, 2004.

A net amount of $292,474 is owing to certain of the above related parties. These amounts are non-interest bearing and have no specific terms of repayment.


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

NOTE 10 - SUBSEQUENT EVENTS

By Agreement dated January 26, 2004 and subsequent amendment dated March 8, 2004, the Company will be acquiring a ninety-percent (90%) interest in seven (7) lode mining claims known as the LSA claims, located in Lander County, Nevada. The Company issued 1,000,000 post-reverse split restricted common shares and paid $1,000 upon signing the agreement. Under the terms of the agreement(s), the Company will pay $2,500 in cash and issue a fair value of $2,500 in restricted shares to the vendor by April 26, 2004. Thereafter, on the last day of each month from May, 2004 to February, 2005, the Company will pay an additional $500 in cash and issue a fair value of $1,500 in restricted shares to earn its ninety-percent (90%) interest. The Company will be required to perform annual assessment work to keep the claims in good standing. The Company will have an independent engineering report prepared on the property, which will contain recommendations for a work program.

NOTE 10 - SUBSEQUENT EVENTS (con't)

On February 10, 2004, the Company filed a Registration Statement on Form S-8 to cover 4,050,000 shares of common stock to be issued, 2,500,000 shares pursuant to the Company's 2004 Stock Incentive and Option Plan (the "Plan") and 1,550,000 shares to be issued for debt in the amount of $108,500. The fair value of the 1,550,000 shares issued exceeded the outstanding debts by an amount of $62,000, which will be recorded as a loss on settlement of debt in the first quarter of 2004. To date, none of the 2,500,000 shares pursuant to the 2004 Stock Incentive and Option Plan have been granted.

On January 15, 2004, the Company entered into agreements with:

Y.E.N.N. Asset Management, a private company controlled by a significant shareholder, for a two year term, whereby Y.E.N.N. will provide investment-banking services to the Company (valued at $54,000) in exchange for 450,000 restricted shares of the Company's common stock. The investment banker will provide access to investors and ongoing funding for the Company's investments.

Inter-Orient Investments Ltd., a private company controlled by an significant shareholder, for a two year term, whereby Inter-Orient Investments Ltd. will provide investor relations services to the Company (valued at $72,000) in exchange for 600,000 restricted shares of the Company's common stock. The investor relations individual will provide such services as researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with Avalon Gold Corporation's auditors since formation of the company that require disclosure pursuant to Item 304 of Regulation S-B. However, our auditors, Labonte & Co., Chartered Accountants merged with another firm during the year and emerged as Dale Matheson Carr-Hilton Labonte, Chartered Accountants.

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directorship Changes.. None.

On November 6, 2003, Mr. J.M. Ashton agreed to be a Director and Chairman of the Advisory Board of Avalon Gold Corporation.

Officers and Directors of the Company.

     NAME                AGE             POSITION           DATE OF APPOINTMENT
                                                           TO BOARD OF DIRECTORS
------------------       ----    ----------------------    ---------------------
    Robert Waters         53     President and Director     September 25, 2000


    Robert Klein          55     Secretary, Treasurer       September 25, 2000
                                     and Director

The chart above specifies Avalon Gold Corporation's officers and directors as of December 31, 2003.

All directors of the Company hold office until the next annual meeting of until their successors have been elected and qualified. All officers serve at the discretion of the Board of Directors.

Robert Klein is a member of our Board of Directors. Mr. Klein graduated in 1971 from the University of Waterloo with a degree in Applied Math. Mr. Klein belongs to the Fellow of Canadian Securities Institute. From October 6, 1972 to May 30, 1982, Mr. Klein was a Vice President of Corporate Finance at Bond Street International Securities. From June 1, 1982 to January 31, 1988, he was on the Board of Directors of Yorkton Securities. From February 1, 1988 to January 31, 1989, he was on the Board of Directors of First Vancouver Securities. From February 1, 1989 to January 31, 1992, Mr. Klein was a salesman for Georgia Pacific Securities. From February 1, 1992 to the present, Mr. Klein has worked as a self-employed consultant. Mr. Klein is an officer and/or director of Golden Spirit Minerals Ltd., a reporting company.

Robert Waters is our President at December 31, 2001 and a member of our Board of Directors. In 1978, Mr. Waters graduated from the University of British Columbia in Vancouver with a degree in Political Science. In 1982, Mr. Waters graduated from York University in Toronto, Canada with a Masters in Business Administration. He also achieved a two-year course in Finance and Investment at Vancouver City College. From July 1982 to December 1982, Mr. Waters was a personal financial planner for Executive Financial Services, a financial planning firm. From January 1983 to September 1983, he was a manager at Nyco Group of Companies. From January 1984 to March 1984, he was a consultant with George S. May International, a management consulting firm. From April 1984 to September 1984, Mr. Waters was a Vice President at Globe Business Consultants, a management consulting firm. From November 1984 to March 1988, Mr. Waters was a stock broker for Levesque Securities National Bank Financial, a brokerage firm. From March 1985 to October 1988, he was an instructor at The Canadian Securities Institute, a firm which provided licensing for stock brokers. From May 1985 to February 1987, Mr. Waters was an instructor on taxation and personal financial planning at Langara College. From March 1988 to November 1988, he was a stockbroker for Davidson Partners, a brokerage firm. From December 1988 to November 1989, he was a stockbroker for Pacific International Securities, a brokerage firm. From December 1989, to September 1998, Mr. Waters was a stock broker for Georgia Pacific Securities, a brokerage firm. From September 1998 to July 1999, he provided consulting services to Business Development, a business consulting firm. From September 1999 to September 2000, he provided Las Vegas From home.com services related to public and broker relations and financial analysis. From March 2000 to the present, Mr. Waters has been the President of Global Performance Capital, an investor relations firm. From September 2000 to the present, Mr. Waters has been the President of Avalon Gold Corporation. Mr. Waters is an officer and/or director of Golden Spirit Minerals Ltd., a reporting company.

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

ITEM 10.        EXECUTIVE COMPENSATION - RENUMERATION OF DIRECTORS AND OFFICERS.

Name of Individual or   Capacities in which            Aggregate Remuneration
Identity of Group       Remuneration was received  For 2001   For 2002  For 2003
---------------------   -------------------------  -----------------------------
Robert Waters       President, Director            $124,710   $ 73,620  $ 48,000
Robert Klein        Director, Secretary &Treasurer $ 54,400   $ 64,500  $  1,935
Conrado Beckerman   Former President & Director    $      -   $      -  $      -


Compensation of Directors. For the year ended December 31, 2003, one Director of Avalon Gold Corporation accrues a salary of $4,000 per month and the other Director currently receives no significant compensation.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of December 31, 2003, with respect to the ownership of the Avalon Gold Corporation's common stock by each person known by Avalon Gold Corporation to be the beneficial owner of more than five percent (5%) of Avalon Gold Corporation's common stock, by each director and officer and by all officers and directors as a group.


Name of             Address of           Amount of Shares       % of Outstanding
Beneficial Holder   Beneficial Holder    Beneficially Owned         Common Stock
--------------------------------------------------------------------------------

Asiatic Management  c/o Charlton Investments        625,000               6.7 %
Consultants Ltd.    Flat B, 18F, Nikken Heights
                    Central Hong Kong


Cede & Co.          The Depository Trust Co       7,182,240 (1)         77.18 %
                    PO Box 222 Bowling Green Sta
                    New York, NY 10272

Robert Waters       #2025 -1358 W. Georgia Street     1,250              0.01 %
President /Director  Vancouver, BC V7T 1A8

Robert Klein        4540 Woodgreen Place              1,250              0.01 %
Director            West Vancouver, BC V7S 2S6

All directors and Officers as a group                 2,500              0.02 %

(1) The beneficial owners of these shares are not known to Avalon Gold
Corporation

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

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended December 31, 2003 the Company incurred $49,385 (2002 - $99,000) in management fees to two directors.

During the year ended December 31, 2003, the Company incurred $31,336 (2002 - $ 28,318 ) in rent and office expenses to a private company controlled by an employee.

During the year ended December 31, 2003, the Company incurred $146,500 in consulting fees to two significant shareholders, $6,500 in consulting fees to a company controlled by a significant shareholder and $197,000 in professional and consulting fees to two employees.

During the year ended December 31, 2003, the Company issued 20,000 post-reverse split common shares to a company controlled by an employee and 20,000 post-reverse split common shares to a company controlled by a significant shareholder in settlement of outstanding consulting fees totaling $12,000.

During the year ended December 31, 2003, two companies controlled by a significant shareholder earned $151,332 (2002 - $113,499) and a company controlled by an employee earned $45,000 (2002 - $33,750) pursuant to prepaid services agreements (See note 4).

At December 31, 2003 an amount of $167,899 is receivable from a public company and its subsidiary, which have a director in common with the Company. On December 10, 2003, the Company agreed to settle $122,988 of the receivable for the issue of 1,229,880 restricted shares of the subsidiary at a value of $0.05 per share. These restricted shares were issued to the Company on February 20, 2004.


A net amount of $292,474 is owing to certain of the above related parties. These amounts are non-interest bearing and have no specific terms of repayment.

ITEM 13.        EXHIBITS

A. Exhbit     Description
--------------------------
31.1          Rule 13a-14(a)/15d-14(a) Certifications.


32.1        Section 1350 Certifications.

B.   Reports on 8-K.

No reports on Form 8K were filed during the last quarter of the period covered by this Form 10KSB Report.



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


Code of Ethics:

We intend to adopt a code of ethics in 2004 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions. We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal financial officer, principle accounting officer or controller, other persons performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future. We do not currently have a code of ethics as this is a new regulatory requirement and we are examining the various form and contents of other companies written code of ethics, discussing the merits and meaning of a code of ethics to determine the best form for our Company.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

Date: March 30, 2004                            AVALON GOLD CORPORATION

                             By: /S/ Robert Waters
                          ---------------------------
                                 Robert Waters

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

By: /S/ Robert Waters                                   Date:   March 30, 2004
----------------------
Robert Waters, Director and
President

By: /S/ Robert Waters                                   Date:   March 30, 2004
----------------------
Robert Klein, Director