Form 10KSB/A
period 2003-12-31
AVALON GOLD CORP
filed 2004-05-24
CIK 746631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A
                        (Originally Filed March 31, 2004)

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

Index to Registration Statement on Form 10-KSB/A

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

"Dale Matheson Carr-Hilton LaBonte"


CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 8, 2004

                            AVALON GOLD CORPORATION
                     (Formerly Iceberg Brands Corporation)
                         (An Exploration Stage Company)

                            BALANCE SHEETS

                                                           December 31,          December 31,
                                                               2003                   2002
                                 ASSETS

CURRENT ASSETS
        Cash                                          $          2,262        $            -
        Taxes recoverable                                        1,521                   712
        Due from Golden Spirit Minerals Ltd. (Note 8)                -               178,718
        Current portion of prepaid service contracts (Note 5)  365,707               365,707
                                                             ----------             ----------
                                                               369,490               545,137

INVESTMENT IN ICEBERG ACQUISITION CORPORATION (Note 6)               -                25,000
PREPAID SERVICE CONTRACTS (Note 5)                             107,337               459,669
DUE FROM GOLDEN SPIRIT MINERALS LTD. (Note 8)                  167,899                     -
DEPOSIT ON ACQUISITION OF MINERAL PROPERTY (Note 3)              9,000                     -
OIL AND GAS PROPERTIES (Note 4)                                      2                     2
                                                            ----------             ----------
                                                      $        653,728        $    1,029,808
                                                            ==========             ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Bank overdraft                                $              -        $        1,934
        Accounts payable and accrued liabilities                19,621                39,745
        Due to related parties (Note 7)                        292,473               182,020
                                                            ----------             ----------
                                                           312,094               223,699
                                                            ----------             ----------

CONTINGENCIES (Note 1 and 8)


STOCKHOLDERS' EQUITY (Note 7)
     Common stock, $.001 par value, 200,000,000
         shares authorized 9,305,492 (2002 -
         3,214,158) shares issued and outstanding               49,021                 36,856
        Additional paid-in capital                          17,751,644             15,825,725
        Share subscriptions receivable                        (232,094)                     -
        Deficit accumulated during the development
        stage                                              (17,266,938)           (15,056,472)
                                                            ----------             ----------
                                                               341,634                806,109
                                                            ----------             ----------
                                                      $        653,728        $     1,029,808
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


                                                    Deficit
                                                    accumulated
                                                    during the
                                                    development
                                                    stage                Total
                                                    -----------        ----------

Balance forward, September 8, 2003 after 1:4 split(15,056,473)          1,479,408

Shares issued for services at $.30 per share -
October 3, 2003                                             -              83,000

Shares issued for stock options at $.19 - October
3, 2003                                                     -              80,750

Shares issued for stock options at $.19 - October
6, 2003                                                     -              28,500

Shares issued for stock options at $.21 - October
21, 2003                                                    -              64,000

Shares issued for stock options at $.11 - October
24, 2003                                                    -               1,240

Shares issued for stock options at $.09 - October
27, 2003                                                    -                   -

Shares issued for mining property at $.18 -
October 27, 2003                                            -               9,000

Shares issued for stock options at $.08 - November
3, 2003                                                     -                   -

Shares issued for stock options at $.08 - November
12, 2003                                                    -                   -

Shares issued for stock options at $.08 - November
13, 2003                                                    -                   -

Shares issued for stock options at $.08 - November
18, 2003                                                    -                   -

Shares issued for stock options at $.08 - November
24, 2003                                                    -                   -

Shares returned to treasury and cancelled -
December 15, 2003                                           -             (18,000)

Stock Based Compensation                                    -             651,000

Net loss for the year ended December 31, 2003      (2,170,465)         (2,170,465)
                                                   ===========         ===========

Balance, December 31, 2003                        (17,226,938)            341,634



                            AVALON GOLD CORPORATION
                     (Formerly Iceberg Brands Corporation)
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                         Cumulative
                                                                       Year ended      Year ended      from January 1,
                                                                      December 31,    December 31,        1996 to
                                                                         2003             2002          December 31,
                                                                                                            2003
                                                                      -----------     -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss for the year                                       $   (2,170,465) $   (3,360,353)       $ (12,766,304)
       Adjustments to reconcile net loss to net cash from
        operating activities:
        - fees services paid for with common shares                     1,235,082         320,229            2,513,710
        - stock based compensation                                        651,000               -              651,000
        - interest paid for with common shares                                  -          32,925               80,872
        - loss on settlement of debt                                            -         656,784              656,784
        - software development costs paid for with common shares                -               -              600,000
        - write-down of interest in oil and gas properties                      -         241,754            2,250,937
        - loss on Iceberg Drive Inn investment                             85,000               -               85,000
        - other non-cash expenses                                               -               -            2,557,382
                                                                       -----------     -----------          -----------
                                                                         (199,383)       (702,661)          (1,964,619)
        - net changes in working capital items                            (20,615)        566,719              579,019
                                                                       -----------     -----------          -----------
CASH USED IN OPERATING ACTIVITIES                                        (219,998)       (135,942)          (1,385,600)
                                                                       -----------     -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in Iceberg Acquisition Corporation                          (95,000)        (25,000)            (120,000)
   Interest in oil and gas property.                                            -               -             (684,934)
                                                                       -----------      -----------          -----------
CASH FLOWS USED IN INVESTING ACTIVIES                                     (95,000)        (25,000)            (804,934)

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                          (1,934)          1,934                    -
   Net proceeds on sale of common stock                                   208,740               -              653,740
   Net proceeds from common stock subscriptions                                 -               -              633,000
   Net advances (to) from related parties                                 110,454         130,742              486,056
   Advances receivable                                                          -               -              420,000
                                                                      -----------     -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                      317,260         132,676            2,192,796

(DECREASE) INCREASE IN CASH                                                 2,262         (28,266)               2,262

CASH, BEGINNING OF YEAR                                                         -          28,266                    -
                                                                      -----------     -----------           -----------
CASH, END OF YEAR                                                    $      2,262    $          -         $      2,262
                                                                      ===========     ===========           ===========

Other non-cash transactions during 2003:

The Company cancelled 250 common shares previously issued for services valued at $3,000 and 83 common shares without restrictions previously issued for services valued at $2,500.

The Company cancelled 200,000 common shares previously issued for cash with respect to the investment in Iceberg Drive Inn. These shares were initially valued at $0.125 per share and returned at a value of $.05 per share resulting in a loss of $60,000.

The Company issued 276,667 common shares in settlement of outstanding consulting fees and other expenses totalling $83,000. The Company cancelled 60,000 common shares previously issued for services valued at $18,000.

The Company issued 50,000 common shares valued at $9,000 towards the acquisition of a mineral property.

The Company issued 2,813,729 shares for which proceeds of $232,094 were received subsequent to year end.

During the year the Company issued 11,900,000 stock options for total proceeds of $1,158,584. Of this amount, $817,750 was settled in exchange for debt.

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

Date: MAY 24, 2004           AVALON GOLD CORPORATION

                             By: /S/ Robert Waters
                          ---------------------------
                                 Robert Waters

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

By: /S/ Robert Waters                                   Date:   MAY 24, 2004
----------------------
Robert Waters, Director and
President

By: /S/ Robert Waters                                   Date:   MAY 24, 2004
----------------------
Robert Klein, Director