Form 10QSB
period 2004-03-31
AVALON GOLD CORP
filed 2004-05-24
CIK 746631

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2004 there were 12,905,492 shares of the issuer's $0.001 par value common stock issued and outstanding.
===============================================================================


INDEX
                                                                       PAGE
Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.........................................F1-F14

Item 2.   Management's Discussion and Analysis or Plan of Operation.....2-8

Item 3.   Controls And Procedures........................................8

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings..............................................8

Item 2.   Changes in Securities and Use of Proceeds......................8

Item 3.   Defaults Upon Senior Securities................................9

Item 4.   Submission of Matters to a Vote of Security Holders............9

Item 5.   Other Information..............................................9

Item 6.   Exhibits and Reports on Form 8-K...............................9

SIGNATURES...............................................................9

===============================================================================

ITEM 1. Financial Statements


                             AVALON GOLD CORPORATION
                      (Formerly Iceberg Brands Corporation)
                          (An Exploration Stage Company)

                                  BALANCE SHEETS

                                                              March 31,          December 31,
                                                                2004                  2003
                                  ASSETS                     (Unaudited)

 CURRENT ASSETS
         Cash                                          $          1,625        $        2,262
         Taxes recoverable                                        1,020                 1,521
         Current portion of prepaid service contracts           428,707               365,707
                                                              ----------            ----------
                                                                431,352               369,490

 INVESTMENT IN LEGACY MINING LTD (Note 3)                       125,639                     -
 DUE FROM GOLDEN SPIRIT MINERALS LTD. (                          42,086               167,899
 PREPAID SERVICE CONTRACTS (Note 6)                              66,504               107,337
 DEPOSIT ON ACQUISITION OF MINERAL PROPERTY (Note 4)              9,000                 9,000
 OIL AND GAS PROPERTIES (Note 5)                                      2                     2
                                                             ----------            ----------
                                                       $        674,583        $      653,728
                                                             ==========            ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
         Accounts payable and accrued liabilities      $         18,019                19,621
         Due to related parties (Note 8)                        109,400               292,473
                                                             ----------            ----------
                                                                127,419               312,094
                                                             ----------            ----------

 CONTINGENCIES (Note 1 and 9)

 STOCKHOLDERS' EQUITY (Note 7)
      Common stock, $.001 par value, 200,000,000
          shares authorized 12,905,492 (2003 -
          4,088,825) shares issued and outstanding               52,620                49,021
         Additional paid-in capital                          18,154,544            17,751,644
         Share subscriptions receivable                               -              (232,094)
         Deficit accumulated during the development
         stage                                              (17,660,000)          (17,226,937)
                                                             ----------            ----------
                                                                547,164               341,634
                                                             ----------            ----------
                                                       $        674,583        $      653,728
                                                             ==========            ==========

 The accompanying notes are an integral part of these financial statements




                             AVALON GOLD CORPORATION
                      (Formerly Iceberg Brands Corporation)
                          (An Exploration Stage Company)

                         INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          Cumulative
                                                     Three Months      Three Months       from January 1,
                                                     ended March 31,   ended March 31,    1996 to March 31,
                                                         2004             2003                2004
                                                      -----------     -----------        -----------
 GENERAL AND ADMINISTRATIVE EXPENSES
         Litigation settlement                       $          -    $          -       $  2,291,070
         Management and consulting fees                   148,576         231,438          2,439,447
         Consulting fees - stock based
         Exploration Cost                                 112,500               -            112,500
         Loss on settlement of debt (Note 7)               62,000               -            718,784
         General and administrative                        86,159         108,368          1,660,781
         Professional fees                                 23,829          22,856            748,267
         Interest expense                                       -               -             98,282
         Software development costs                             -               -            737,300
                                                      -----------     -----------        -----------
 LOSS BEFORE THE FOLLOWING                               (433,064)       (691,562)         9,457,431

 Write-down of interest in ACGT Corporation                     -               -          1,406,000
 Write-down of  oil and gas properties                          -               -          2,250,937
 Loss on Iceberg Drive Inn Investment (Note 6)                  -               -             85,000
                                                      ------------    ------------       ------------


 NET LOSS FOR THE PERIOD                             $   (433,064)   $   (691,562)     $ (13,199,368)
                                                       ===========     ===========       ============



 BASIC NET LOSS PER SHARE                            $      (0.04)    $     (0.19)
                                                       ===========     ===========
 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            11,286,810       3,523,509
                                                       ===========     ===========

 The accompanying notes are an integral part of these financial statements


                               AVALON GOLD CORPORATION
                        (Formerly Iceberg Brands Corporation)

                            (An Exploration Stage Company)

                         INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                             Cumulative
                                                                  Nine Months ended   Nine Months ended     from January 1,
                                                                    September 30,      September 30,           1996 to
                                                                        2003               2002              September 30,
                                                                                                                 2003
                                                                      -----------        -----------         -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                                     $    (433,064)     $     (691,562)      $  (13,199,368)
        Adjustments to reconcile net loss to net cash from
         operating activities:
         - non-cash fees and services paid for with common shares         212,333             295,520            2,726,043
         - stock-based compensation                                             -             328,900              651,000
         - non-cash interest paid for with common shares                        -                   -               80,872
         - loss on settlement of debt                                      62,000                   -              718,784
         - software development costs paid for with common shares               -                   -              600,000
         - write-down of interest in oil and gas properties                     -                   -            2,250,937
         - write-down of interest in ACGT Corporation                           -                   -            1,406,000
         - Loss on Iceberg Drive Inn Investment                                 -                   -               85,000
         - other non-cash expenses                                              -                   -            2,557,382
                                                                       -----------          -----------         -----------
                                                                          (48,731)            (67,142)          (2,013,350)
         - net changes in working capital items                          (134,979)           (223,729)             444,040
                                                                       -----------          -----------         -----------
 CASH USED IN OPERATING ACTIVITIES                                       (183,710)           (290,871)          (1,569,310)
                                                                       -----------          -----------         -----------

 CASH FLOWS USED IN INVESTING ACTIVITIES
    Investment in Iceberg Acquistion Corporation                                -             (95,000)            (120,000)
    Oil and gas property acquistions                                            -                   -             (684,934)
                                                                       -----------          -----------          -----------
 CASH USED IN INVESTING ACTIVITIES                                              -             (95,000)            (804,934)
                                                                       -----------          -----------          -----------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Bank overdraft                                                              -               2,341                    -
    Net proceeds on sale of common stock                                        -             505,000              653,740
    Net proceeds from common stock subscriptions                                -                   -              633,000
    Net advances (to) from related parties                                183,073            (121,470)             669,129
    Advances receivable                                                         -                   -              420,000
                                                                       -----------          -----------           -----------
 CASH FLOWS FROM FINANCING ACTIVITIES                                     183,073             385,871            2,375,869

 (DECREASE) INCREASE IN CASH                                                 (637)                  -                1,625

 CASH, BEGINNING OF PERIOD                                                  2,262                   -                    -
                                                                       -----------        -----------           -----------
 CASH, END OF PERIOD                                                  $     1,625       $           -          $     1,625
                                                                       ===========        ===========           ===========

Other non-cash transactions:
During the quarter ended March 31, 2004, the Company issued 1,050,000 restricted common shares for prepaid investor relations and investment banking service contracts valued at $126,000 (Refer to Note 6).
During the quarter ended March 31, 2004, the Company issued 1,550,000 shares with a fair value of $170,500 in settlement of $88,550 of consulting fees, $14,350 of professional fees and $5,600 in office and administrative salaries.
During the quarter March 31,2004, the Company issued 1,000,000 restricted commons shares valued at
$110,000 towards the acquisition of a mineral property

 The accompanying notes are an integral part of these interim financial statements

                             AVALON GOLD CORPORATION
                      (Formerly Iceberg Brands Corporation)
                          (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  MARCH 31, 2004
                                   (Unaudited)

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

 Unaudited Interim Financial Statements

 The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

 Mineral property costs

 Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at March 31, 2004 any potential costs relating to the retirement of the Company's mineral property interest are not yet determinable.

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

 Marketable Equity Securities

 The Company follows the equity method of accounting for its long-term investments in which it holds less than 50% of the investee's voting shares and over which it exercises significant influence. Under this method, the Company records its shares of the earnings or losses of the investee. Management reviews the carrying value of these investments on a quarterly basis to determine if their carrying value has been impaired. Declines in value that are other than temporary are recognized by writing down the investment to its estimated recoverable amount.

 The Company's other investments consist of marketable equity securities which are not yet available-for-sale and as such, their carrying value is at cost. Management reviews the carrying value of these instruments on a quarterly basis to determine if their carrying value has been impaired.

 As the marketable equity securities become available-for-sale, their carrying value is adjusted to market at the end of each quarter. As required by SFAS 130, unrealized gains and losses on these investments are recorded as a component of accumulated other comprehensive income and are recorded as a component of net income when realized. However, if there is a permanent decline in the available-for-sale securities, this adjustment is taken into income in the period.

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

 The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 6:




                                                 March 31, 2004  March 31, 2003
                                        ---------------------------------------------
 Net Loss for the period                 As reported  $    (433,064)  $    (691,562)
 SFAS 123 compensation expense           Pro-forma                -        (251,100)
                                                       ------------     -------------
 Net loss for the period                 Pro-forma    $    (433,064)  $    (942,662)
                                                       ============     =============
 basic net loss per share                Pro-forma    $      (0.03)   $     (0.067)
                                                       ============     =============

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

 Income Taxes

 The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantial enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if future deductibility is uncertain.


 NOTE 3 - INVESTMENT IN LEGACY MINING LTD.

 On December 31, 2003, the Company agreed to settle $122,988 of the its receivable from Legacy Mining Ltd. ("Legacy") for the issue of 1,229,880 restricted shares of Legacy at a value of $0.10 per share. These restricted shares were issued to the Company on February 20, 2004. Legacy is a non-reporting entity with a director in common with the Company. Legacy has applied to NASD for a listing on the pink sheets and intends to become a fully reporting company in 2004. The Company is carrying the value of these restricted shares at cost and will review the carrying value of these shares when they become available for sale. The balance of $2,651 represents additional advances made to Legacy. These amounts are non-interest bearing and have no specific terms of repayment.

 NOTE 4 -  MINERAL PROPERTIES

 Deposit on acquisition of Mayske Gold Property, Ukraine

 On September 22, 2003, the Company signed a Letter of Intent to acquire the Mayske Gold Property located in the Odessa Region, Ukraine. The Company intends to acquire a 75% interest in the property and possibly up to a 90% interest. If negotiations are successful, all terms and conditions will be confirmed with a signed agreement. The Company issued 50,000 restricted post-reverse split common shares valued at $9,000 as a deposit towards the acquisition. An additional 450,000 restricted post-reverse split shares will be issued when the additional 15% is included. The Company issued 15,000 post-reverse split common shares valued at $1,500 to an individual as consideration for representing the Company's interest in the Ukraine. The Company continues to complete its due diligence in Ukraine and will not confirm a signed agreement until a proper elected government official in the mining sector has reviewed the Company's proposals.

 LSA Mineral Claims

 By Agreement dated January 26, 2004 and subsequent amendment dated March 8, 2004, the Company agreed to acquire a ninety-percent (90%) interest in seven
 (7) lode mining claims known as the LSA claims, located in Lander County, Nevada. The Company issued 1,000,000 restricted common shares valued at $110,000 and paid $1,000 upon signing the agreement. Under the terms of the agreement(s), the Company will pay $2,500 in cash and issue a fair value of $2,500 in restricted shares to the vendor by April 26, 2004. Thereafter, on the last day of each month from May, 2004 to February, 2005, the Company will pay an additional $500 in cash and issue a fair value of $1,500 in restricted shares to earn its ninety-percent (90%) interest. The Company will be required to perform annual assessment work to keep the claims in good standing. The Company will have an independent engineering report prepared on the property, which will contain recommendations for a work program.


 NOTE 5 - OIL AND GAS PROPERTIES

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


 NOTE 6 - SERVICE CONTRACTS

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

 On January 15, 2004, the Company entered into an agreement with Y.E.N.N. Asset Management, a private company controlled by a significant shareholder, for a two year term, whereby Y.E.N.N. will provide investment-banking services to the Company (valued at $54,000) in exchange for 450,000 restricted shares of the Company's common stock. The investment banker will provide access to investors and ongoing funding for the Company's investments.

 On January 15, 2004, the Company entered into an agreement with Inter-Orient Investments Ltd., a private company controlled by an significant shareholder, for a two year term, whereby Inter-Orient Investments Ltd. will provide investor relations services to the Company (valued at $72,000) in exchange for 600,000 restricted shares of the Company's common stock. The investor relations individual will provide such services as researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

 At March 31, 2004 the current portion of the prepaid service contracts totaled $428,707.

 NOTE 7 - CAPITAL STOCK

 During the quarter ended March 31, 2004, the Company issued 1,050,000 restricted common shares for prepaid investor relations and investment banking service contracts valued at $126,000 (Refer to Note 6).

 During the quarter ended March 31, 2004, the Company issued 1,550,000 shares with a fair value of $170,500 in settlement of $88,550 of consulting fees, $14,350 of professional fees and $5,600 in office and administrative salaries. The difference of $62,000 has been recorded as a loss on settlement of debt.

 During the quarter ended March 31, 2004, the Company issued 1,000,000 restricted common shares valued at $110,000 towards the acquisition of a mineral property (Refer to Note 4).

 Stock options

 On February 10, 2004, the Company filed a Registration Statement on Form S-8 to cover 4,050,000 shares of common stock to be issued, 2,500,000 shares pursuant to the Company's 2004 Stock Incentive and Option Plan (the "Plan") and 1,550,000 shares to be issued for debt in the amount of $108,500. The shares issued for debt included 155,000 shares of common stock in settlement of $10,850 of administrative salaries and professional fees to two employees. To date, none of the 2,500,000 shares pursuant to the 2004 Stock Incentive and Option Plan have been granted.

 NOTE 8 - RELATED PARTY TRANSACTIONS

 During the quarter ended March 31, 2004 the Company incurred $14,276 (2003 -$12,000) in management fees to directors. At March 31, 2004 the Company owes $56,000 in management fees to a director.

 During the quarter ended March 31, 2004, the Company incurred $8,384 (2003 - $7,310) in rent and office expenses to a private company controlled by an employee.

 During the quarter ended March 31, 2004, the Company incurred $Nil (2003 - $37,500) in consulting fees to a significant shareholder and $10,850 (2003 - $37,500) in professional and consulting fees to two employees.

 During the quarter ended March 31, 2004, three companies controlled by significant shareholders earned $53,583 (2003 - $37,833) and a company controlled by an employee earned $11,250 (2003 - $11,250) pursuant to prepaid services agreements (See note 6).

 At March 31, 2004 an amount of $42,086 is receivable from Golden Spirit Minerals Ltd., a public company which have directors in common with the Company, an amount of $38,143 is payable to an employee, a net amount of $15,257 is owing to a significant shareholder and $56,000 is owing to a director for accrued management fees. These amounts are non-interest bearing and have no specific terms of repayment.

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

Our Business. Currently, we own certain interests in oil and gas properties. (described more particularly below) and we are also pursuing opportunities in mineral exploration and development. As of the date of this quarterly report on Form 10QSB, we are in the process of researching potential partnerships and acquisitions which may complement our new business direction. There is no guarantee that we will be able to successfully enter into relationships which will produce revenue. To March 31, 2004, we have suffered an accumulated net loss of $13,199,368. There is no guarantee that we will not continue to suffer significant losses in the foreseeable future.

Our Oil and Gas Properities.

The Wyoming Property. The Company owns a 0.7% gross overriding royalty interest on 6,360 acres of oil and natural gas rights located in the Powder River Basin of eastern Wyoming carried at a nominal value of $1 due to the uncertainty of realization. During the three months ended March 31, 2004, there was no production from the Wyoming Property.

According to public information issued January 20, 2004 Derek Oil and Gas Corporation (DRKOF :OTC BB) and Ivanhoe Energy (USA) Inc. (IVAN: NASDAQ SC) have formalized their agreement to jointly develop the LAK Ranch field using thermal recovery technology. Derek and Ivanhoe state "Surface preparations are under way and steaming operations are expected to begin before the end of the first quarter. Assuming successful development of the project, the companies expect to recover between 30 and 70 million barrels of oil using thermal recovery techniques. The LAK Ranch oil contains high levels of naphtha and is expected to command a premium to West Texas Intermediate (WTI) benchmark pricing."

Based on Avalon's ongoing agreement with respect to the LAK Ranch, if Derek sells any or all of its interest in the LAK Ranch Property, it will pay to Avalon, subject to adjustments, 7.5% of the net sales proceeds on the first USD$7,500,000 and 1% on any balance over and above USD$7,500,000.

Under terms of their agreement, Ivanhoe will become operator and earn a 30-per-cent working interest in the project by financing the $1.1-million in capital cost of pilot phase. Following the pilot phase, Ivanhoe has the option to increase its working interest to 60 per cent by providing an additional $3.9-million in capital costs toward the initial development phase. After the $5-million (U.S.) threshold is reached, all future capital expenditures will be shared on a working-interest basis.

The LAK Ranch field, originally discovered in the 1920s, covers approximately 7,500 acres in the Powder River basin. Historically, oil production has been sporadic from a limited number of wells completed in the Newcastle Sand due to the abnormally low reservoir temperature in this part of the basin. However, the oil contains high levels of naphtha and the viscosity should respond dramatically to the application of heat through steam injection. To date, Derek has completed SAGD test well pair that was drilled to a depth of 1,000 feet and 1,800 feet horizontally into the Newcastle sand formation. More than 5,000 barrels of oil were recovered in limited preliminary testing. Avalon, through its predecessor Asdar has received royalty payments from the sale of every barrel of oil sold to date.

Ivanhoe Energy (USA) Inc. received approval on April 13, 2004 from the Wyoming Oil and Gas Commission to restart steam flooding of the LAK Field and the associated environmental monitoring plan.

The California Property. The Company owns a 2% royalty interest carried at a nominal value of $1 due to the uncertainty of realization.

Our Investment in Legacy Mining Ltd. On December 31, 2003, the Company agreed to settle $122,988 of the its receivable from Legacy Mining Ltd. ("Legacy") for the issue of 1,229,880 restricted shares of Legacy at a value of $0.10 per share. These restricted shares were issued to the Company on February 20, 2004. Legacy is a non-reporting entity with a director in common with the Company. Legacy has applied to NASD for a listing on the pink sheets and intends to become a fully reporting company in 2004. The Company is carrying the value of these restricted shares at cost and will review the carrying value of these shares when they become available for sale. The balance of $2,651 represents additional advances made to Legacy. These amounts are non-interest bearing and have no specific terms of repayment.

Our Mineral Properties

Deposit on acquisition of Mayske Gold Property, Ukraine On September 22, 2003, the Company signed a Letter of Intent to acquire the Mayske Gold Property located in the Odessa Region, Ukraine. The Company intends to acquire a 75% interest in the property and possibly up to a 90% interest. If negotiations are successful, all terms and conditions will be confirmed with a signed agreement. The Company issued 50,000 restricted post-reverse split common shares valued at $9,000 as a deposit towards the acquisition. An additional 450,000 restricted post-reverse split shares will be issued when the additional 15% acquisition is completed. The Company issued 15,000 post-reverse split common shares to an individual as consideration for representing the Company's interest in the Ukraine. The Company continues to complete its due diligence in Ukraine and will not confirm a signed agreement until a proper elected government official in the mining sector has reviewed the Company's proposals.

LSA Mineral Claims By Agreement dated January 26, 2004 (See Exhibit 10-1) and subsequent amendment dated March 8, 2004, the Company agreed to acquire a ninety-percent (90%) interest in seven (7) lode mining claims known as the LSA claims, located in Lander County, Nevada. The Company issued 1,000,000 restricted common shares valued at $110,000 and paid $1,000 upon signing the agreement. Under the terms of the agreement(s), the Company will pay $2,500 in cash and issue a fair value of $2,500 in restricted shares to the vendor by April 26, 2004. Thereafter, on the last day of each month from May, 2004 to February, 2005, the Company will pay an additional $500 in cash and issue a fair value of $1,500 in restricted shares to earn its ninety-percent (90%) interest. The Company will be required to perform annual assessment work to keep the claims in good standing. The Company will have an independent engineering report prepared on the property, which will contain recommendations for a work program. For the three month period ended March 31, 2004, $112,500 has been expensed as exploration costs, being the acquisition costs of $111,000 and $1,500 incurred for filing fees.

Liquidity and Capital Resources.    For the three month period ended March 31,
2004, we had total assets of $674,583, including cash of $1,625, taxes recoverable of $1,020, $428,707 as the current portion of $495,211 in prepaid service contracts. We have a $9,000 deposit on the Mayske Gold Property, Ukraine and $2 invested in oil and gas properties, which is represented by $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California. We have a long-term investment in Legacy Mining Ltd. recorded at a cost of $125,639 and a long-term receivable from Golden Spirit Minerals Ltd. at cost of $42,086. At December 31, 2003, we had total assets of $653,728. The slight increase in assets was primarily due to an increase in the amount of prepaid service contracts (See Changes in Securities below).

At March 31, 2004, we had current liabilities of $127,419, which was represented by accounts payable and accrued liabilities of $18,019 and $109,400 due to related parties. At December 31, 2003 we had current liabilities of $312,095. The decrease in liabilities was primarily due to a decrease in funds due to related parties. At March 31,2004, we had total current assets of $431,352. At March 31, 2004, current assets exceeded current liabilities by $303,933. At December 31, 2003, our total current assets exceeded our total current liabilities by $57,395.

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

Results of Operations. We have not yet realized any revenue from operations to date. Loss from operations decreased from $691,562 in the first quarter of 2003 to $433,064 in the first quarter of 2004. This decrease in the loss was largely because no stock based compensation expenses were incurred.

The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

Our Plan of Operation for the Next Twelve Months. We anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

We do anticipate certain undetermined expenditures within the next 12 months for our LSA mineral property in Arizona (See Part I above). We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months. We are not aware of any material commitment or condition that may affect our liquidity within the next 12 months.

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

PART II-OTHER INFORMATION

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

Item 2. Changes in Securities.

On January 15, 2004, the Company entered into agreements with:

1. Y.E.N.N. Asset Management (See Exhibit 10-2), a private company controlled by a significant shareholder, for a two year term, whereby Y.E.N.N. will provide investment-banking services to the Company (valued at

$54,000) in exchange for 450,000 restricted shares of the Company's common stock. The investment banker will provide access to investors and ongoing funding for the Company's investments.

2. Inter-Orient Investments Ltd.(See Exhibit 10-3), a private company controlled by an significant shareholder, for a two year term, whereby Inter-Orient Investments Ltd. will provide investor relations services to the Company (valued at $72,000) in exchange for 600,000 restricted shares of the Company's common stock. The investor relations individual will provide such services as researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

On February 7, 2004, the Company issued 1,550,000 shares with a fair value of $170,500 in settlement of $88,550 of consulting fees , $14,350 of professional fees and $5,600 in office and administrative salaries. The difference of $62,000 has been recorded as a loss on settlement of debt.

On February 27, 2004, the Company issued 1,000,000 restricted common shares valued at $110,000 towards the acquisition of the LSA mineral property (See Item 1 - Our Mineral Properties above).

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

A. Security Ownership of Management

The following table sets forth information as of March 31, 2004 with respect to the ownership of our common stock by each director and by all officers and directors as a group.

                                            Amount and Nature of   Percent of
Title of Class  Name of Beneficial Owner      Beneficial Owner        Class

Common Stock    Robert Klein Vancouver,            50,000             0.38 %
                4540 Woodgreen PlaceWest
                B.C., CanadaV7S 2V6

Common Stock    Robert Waters#2025 -  B.C.,        50,000             0.38 %
                1358 W. Georgia S.Vancouver,
                CanadaV6E 4S2

Directors' Compensation. During the three months ended March 31, 2004, the Company incurred $14,276 in management fees to two directors. At March 31, 2004 the Company owes $56,000 in management fees to one director.

Stock Based Compensation. During the three months ended March 31, 2004 $Nil (2003 - $328,900) in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Sholes option pricing model We do expect further stock based compensation in 2003.

B. Security Ownership of Certain Beneficial Holders of ten percent or more

                                            Amount and Nature of   Percent of
Title of Class  Name of Beneficial Owner      Beneficial Owner        Class
-----------------------------------------------------------------------------
Common Stock    CEDE & Co.                       8,723,140            67.59 %
                The Depository Trust Co.
                P.O. Box 222 Bowling Green Station
                New York, New York 10274

C. Certain Relationships and Related Party Transactions

During the quarter ended March 31, 2004 the Company incurred $14,276 (2003 -$12,000) in management fees to directors. At March 31, 2004 the Company owes $56,000 in management fees to a director.

During the quarter ended March 31, 2004, the Company incurred $8,384 (2003 - $7,310) in rent and office expenses to a private company controlled by an employee.

During the quarter ended March 31, 2004, the Company incurred $Nil (2003 - $37,500) in consulting fees to a significant shareholder and $10,850 (2003 - $37,500) in professional and consulting fees to two employees.

During the quarter ended March 31, 2004, three companies controlled by significant shareholders earned $53,583 (2003 - $37,833) and a company controlled by an employee earned $11,250 (2003 - $11,250) pursuant to prepaid services agreements.

At March 31, 2004 an amount of $42,086 is receivable from Golden Spirit Minerals Ltd., a public company which have directors in common with the Company, an amount of $38,143 is payable to an employee, a net amount of $15,257 is owing to a significant shareholder and $56,000 is owing to a director for accrued management fees. These amounts are non-interest bearing and have no specific terms of repayment.

D. Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

Property and
Cash Equivalents   March 31, 2004  December 31, 2003  December 31, 2002
                   --------------  -----------------  -----------------
           Total      $ 1,625        $ 2,262               $ (1,934)
                   ==============   ================  =================
We define cash equivalents as all highly liquid investments with maturity of 3
months or less when purchased.   We do not presently own any interests in real
estate or own any inventory or equipment.

Item 6.  Exhibits and Form 8-K's.

Index to Exhibits

(i)     Exhibits

10.1 - Agreement between us and Tom Bergman on the LSA Mineral Claims.

10.2 - Agreement between us and Y.E.N.N. Asset Management.

10.3 - Agreement between us and Inter-Orient Investments Ltd.

31.1  Rule 13a-14(a) Certification of Chief Executive Officer

31.2  Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1  Certification Pursuant to 18 U.S.C. Section 1350 Chief Executive Officer

32.2  Certification Pursuant to 18 U.S.C. Section 1350 Chief Financial Officer.

ii) Reports on 8-K
None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Quarterly Report on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on May 21, 2004.

Avalon Gold Corporation
a Nevada corporation

By:      /s/ Robert Waters
       -------------------
        Robert Waters

Its:     President