Form 10QSB
period 2004-06-30
AVALON GOLD CORP
filed 2004-08-16
CIK 746631

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2004 there were 15,405,492 shares of the issuer's $0.001 par value common stock issued and outstanding.
===============================================================================


INDEX
                                                                       PAGE
Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.........................................F1-F13

Item 2.   Management's Discussion and Analysis or Plan of Operation.....2-5

Item 3.   Controls And Procedures........................................6

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings..............................................7

Item 2.   Changes in Securities and Use of Proceeds......................7

Item 3.   Defaults Upon Senior Securities................................7

Item 4.   Submission of Matters to a Vote of Security Holders............7

Item 5.   Other Information..............................................8

Item 6.   Exhibits and Reports on Form 8-K...............................9

SIGNATURES...............................................................9

===============================================================================


ITEM 1. Financial Statements



                           AVALON GOLD CORPORATION
                     (Formerly Iceberg Brands Corporation)
                         (An Exploration Stage Company)

                                            BALANCE SHEETS

                                                              June 30,            December 31,
                                                                2004                  2003
                                  ASSETS                     (Unaudited)

 CURRENT ASSETS
         Cash                                          $              -        $        2,262
         Taxes recoverable                                          398                 1,521
         Current portion of prepaid service contracts           359,878               365,707
                                                              ----------            ----------
                                                                360,276               369,490

 INVESTMENT IN LEGACY MINING LTD (Note 3)                       125,964                     -
 DUE FROM GOLDEN SPIRIT MINERALS LTD.                            43,701               167,899
 PREPAID SERVICE CONTRACTS (Note 6)                              31,500               107,337
 DEPOSIT ON ACQUISITION OF MINERAL PROPERTY (Note 4)                  -                 9,000
 OIL AND GAS PROPERTIES (Note 5)                                      2                     2
                                                             ----------            ----------
                                                       $        561,443        $      653,728
                                                             ==========            ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
         Bank overdraft                                $            946                     -
         Accounts payable and accrued liabilities                16,525                19,621
         Due to related parties (Note 8)                        149,360               292,473
                                                             ----------            ----------
                                                                166,831               312,094
                                                             ----------            ----------

 CONTINGENCIES (Note 1 and 9)

 STOCKHOLDERS' EQUITY (Note 7)
      Common stock, $.001 par value, 200,000,000
          shares authorized 15,405,492 (2003 -
          9,305,492) shares issued and outstanding               55,120                49,021
         Additional paid-in capital                          18,400,044            17,751,644
         Share subscriptions receivable                               -              (232,094)
         Deficit accumulated during the development
         stage                                              (18,060,552)          (17,226,937)
                                                             ----------            ----------
                                                                394,612               341,634
                                                             ----------            ----------
                                                       $        561,443        $      653,728
                                                             ==========            ==========

 The accompanying notes are an integral part of these financial statements

                                        AVALON GOLD CORPORATION
                                 (Formerly Iceberg Brands Corporation)
                                    (An Exploration Stage Company)
                                    INTERIM STATEMENT OF OPERATIONS
                                              (Unaudited)

                                                                                             Cumulative
                                       Three         Three           Six          Six           from
                                       Months        Months         Months       Months       January 1,
                                       ended         ended          ended        ended         1996 to
                                      June 30,      June 30,       June 30,     June 30,       June 30,
                                        2004          2003           2004         2003           2004
                                     ----------    ----------     ----------     ----------   ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Litigation settlement             $       -  $        -    $         -       $       -     $  2,291,070
  Management and consulting fees      192,474     124,590        341,050         355,938        2,631,921
  Consulting fees-Stock based
    compensation(Note 7)               48,000      33,800         48,000         362,700          699,000
  Exploration cost (Note 4)             9,514           -        122,014               -          122,014
  Loss on settlement of debt(Note 7)        -           -         62,000               -          718,784
  General and Administrative          121,023      95,422        207,182         203,790        1,781,804
  Professional fees                    29,540      64,057         53,369          86,913          777,807
  Interest expense                          -           -              -               -           98,282
  Software development costs                -           -              -               -          737,300
                                     -----------  ---------   -----------     ----------       ----------
LOSS BEFORE THE FOLLOWING             400,551     317,869        833,615       1,009,341        9,857,982

Write-down of oil and gas properties        -           -              -               -        1,406,000
Write-off (recovery) of ACGT interest       -           -              -               -        2,250,937
Loss on Iceberg Drive Inn Investment        -      85,000              -          85,000           85,000
                                    ------------  ---------   ------------     ----------     -----------

NET LOSS FOR THE PERIOD             $(400,551)  $(402,869)    $ (833,615)   $ (1,094,341)   $ (13,599,919)
                                     =========== =========    ============    ===========    =============



BASIC NET LOSS PER SHARE            $   (0.03)  $   (0.11)     $    (0.07)     $    (0.28)
                                     =========  ==========      ==========      ==========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                         13,894,503   3,818,828      12,591,657       3,911,458
                                    =========== ===========     ==========      ==========
The accompanying notes are an integral part of these financial statements


                                        AVALON GOLD CORPORATION
                                 (Formerly Iceberg Brands Corporation)
                                    (An Exploration Stage Company)
                                   INTERIM STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                                                             Cumulative
                                                                  Six Months ended   Six Months ended      from January 1,
                                                                      June 30,            June 30,            1996 to
                                                                        2004               2003             June 30,2004
                                                                     -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss for the Period                                     $   (833,615)     $   (1,094,341)      $  (13,599,919)
       Adjustments to reconcile net loss to net cash from
        operating activities:
        - Fees and services paid for with common shares                  516,166             524,103            2,488,376
        - stock-based compensation                                        48,000             362,700              699,000
        - interest paid for with common shares                                 -                   -               80,872
        - loss on settlement of debt                                      62,000                   -              718,784
        - software development costs paid for with common shares               -                   -              600,000
        - non-cash exploration cost                                      119,000                   -              119,000
        - write-down of interest in oil and gas properties                     -                   -            2,250,937
        - write-down of interest in ACGT Corporation                           -                   -            1,406,000
        - Loss on Iceberg Drive Inn Investment                                 -              85,000               85,000
        - other non-cash expenses                                              -                   -            2,557,382
                                                                      -----------         -----------         -----------
                                                                        (88,449)           (122,538)          (2,594,568)
        - net changes in working capital items                          (53,348)           (356,690)              530,671
                                                                      -----------         -----------         -----------
CASH USED IN OPERATING ACTIVITIES                                      (146,321)           (479,228)          (2,068,421)
                                                                      -----------         -----------         -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Investment in Iceberg Acquistion Corporation                                -            (95,000)            (120,000)
   Interest in oil and gas property.                                           -                   -            (684,934)
                                                                      -----------         -----------         -----------
CASH USED IN INVESTING ACTIVITIES                                        (95,000)                  -             (804,934)
                                                                      -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                            946               1,109                  946
   Net proceeds on sale of common stock                                        -             754,000            1,190,240
   Net proceeds from common stock subscriptions                                -                   -              633,000
   Net advances (to) from related parties                                143,113           (180,881)              629,169
   Advances receivable                                                         -                   -              420,000
                                                                      -----------         -----------         -----------
CASH PROVIDED FINANCING ACTIVITIES                                       144,059             574,228            2,873,355

(DECREASE) INCREASE IN CASH                                              (2,262)                   -                    -

CASH, BEGINNING OF PERIOD                                                  2,262                   -                    -
                                                                      -----------        -----------          -----------
CASH, END OF PERIOD                                                  $          -       $          -          $         -
                                                                      ===========        ===========          ===========

Other non-cash transactions:
During the six months ended June 30, 2004, the Company issued 1,050,000 restricted common shares for prepaid investor relations and investment banking service contracts valued at $126,000 (Refer to Note6).

During the six months ended June 30, 2004, the Company issued 1,550,000 shares with a fair value of $170,500 in settlement of $88,550 of consulting fees, $14,350 of professional fees and $5,600 in officeand administrative salaries.

During the six months ended June 30, 2004, the Company issued 1,000,000 restricted common shares valued at $110,000 towards the acquisition of a mineral property.

During the six months ended June 30, 2004, the Company issued 2,500,000 shares with a fair value of $200,000 in settlement of $161,000 of consulting fees, $17,500 of professional fees and $21,500 in office and administrative salaries.

The accompanying notes are an integral part of these interim financial statements

                                        AVALON GOLD CORPORATION
                                 (Formerly Iceberg Brands Corporation)
                                    (An Exploration Stage Company)

                                 NOTES TO INTERIM FINANCIAL STATEMENTS
                                             JUNE 30,2004
                                              (Unaudited)

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

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Mineral property costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at June 30, 2004 any potential costs relating to the retirement of the Company's mineral property interest are not yet determinable.

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

Stock-based compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation"
("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002 and the required disclosures have been made below.

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

The following table illustrates the pro forma effect on net income (loss)
and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS
No. 123 using the assumptions as described in Note 6:
                                            June 30, 2004    June 30, 2003
                                           ---------------  -----------------
Net loss                      As reported   $   (833,615)    $ (1,094,341)
                                           ---------------  -----------------
SFAS 123 compensation expense   Pro-forma       (102,000)        (273,800)
                                Pro-forma       (935,615)    $ (1,368,141)
                                           ===============  =================
Pro-forma net loss per share
     Basis and fully diluted    Pro-forma   $      (0.07)    $      (0.08)
                                           ===============  =================

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


NOTE 3 - INVESTMENT IN LEGACY MINING LTD.

On December 31, 2003, the Company agreed to settle an outstanding debt of $122,988 of the its receivable from Legacy Mining Ltd. ("Legacy") for the issue of 1,229,880 restricted shares of Legacy at a value of $0.10 per share representing a 9.8% interest in Legacy. These restricted shares were issued to the Company on February 20, 2004. Legacy is a non-reporting entity with a director in common. Legacy has applied to NASD for a listing on the pink sheets and intends to become a fully reporting company in 2004. The Company has recorded its investment at cost and will review the carrying value of these shares when they become available for sale. The balance of $2,976 represents additional advances made to Legacy. These amounts are non-interest bearing and have no specific terms of repayment.

NOTE 4 -  MINERAL PROPERTIES

Deposit on acquisition of Mayske Gold Property, Ukraine
On September 22, 2003, the Company signed a Letter of Intent to acquire the Mayske Gold Property located in the Odessa Region, Ukraine. The Company intended to acquire a 75% interest in the property and possibly up to a 90% interest. The Company issued 50,000 restricted common shares valued at $9,000 as a deposit towards the acquisition. An additional 450,000 restricted shares will be issued when the additional 15% is included. The Company issued 15,000 common shares valued at $1,500 to an individual as consideration for representing the Company's interest in the Ukraine. During the second quarter of 2004, the Company completed its due diligence in Ukraine and could not be satisfied a proper elected government official in the mining sector has reviewed the Company's proposals. Thus, the Company has abandoned this project and expensed the $9,000 deposit on the property.

LSA Mineral Claims
By Agreement dated January 26, 2004 and subsequent amendments dated
March 8, 2004 and August 11, 2004 the Company agreed to acquire a ninety-percent (90%) interest in seven (7) lode mining claims known as the LSA claims, located in Lander County, Nevada. The Company issued 1,000,000 restricted common shares valued at $110,000 and paid $1,000 upon signing the agreement. Under the terms of the agreement(s), the Company paid $2,500 by April 26, 2004. Thereafter, on the last day of each month from May, 2004 to February, 2005, the Company will pay an additional $500 in cash. In addition the Company is required to issue a fair value of $17,500 in restricted shares on March 31, 2005 to earn its ninety-percent (90%) interest. As of June 30, 2004, the Company has paid $3,500 towards the acquisition.

The Company will be required to perform annual assessment work to keep the claims in good standing. The Company will have an independent engineering report prepared on the property, which will contain recommendations for a work program


NOTE 5 - OIL AND GAS PROPERTIES

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

At June 30, 2004 the current portion of the prepaid service contracts totaled $359,878.


NOTE 7 - CAPITAL STOCK

During the six months ended June 30, 2004, the Company issued 1,050,000 restricted common shares for prepaid investor relations and investment banking service contracts valued at $126,000 (Refer to Note 6).

During the six months ended June 30, 2004, the Company issued 1,550,000 shares with a fair value of $170,500 in settlement of $88,550 of consulting fees, $14,350 of professional fees and $5,600 in office and administrative salaries. The difference of $62,000 has been recorded as a loss on settlement of debt.

During the six months ended June 30, 2004, the Company issued 1,000,000 restricted common shares valued at $110,000 towards the acquisition of a mineral property (Refer to Note 4).

During the six months ended June 30, 2004, the Company issued 2,500,000 shares with a fair value of $200,000 in settlement of $161,000 of consulting fees, $17,500 of professional fees and $21,500 in office and administrative salaries.

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

On May 26, 2004, the Company filed a Registration Statement on Form S-8 to cover 2,500,000 shares to be issued for debt in the amount of $200,000. The shares issued for debt included 487,500 shares of common stock in settlement of $39,000 of administrative salaries and professional fees to two employees.

On June 15, 2004 , 2,500,000 shares pursuant to the 2004 Stock Incentive and Option Plan were granted. Of the total number of options granted, 800,000 were granted to consultants for which a consulting expense of $48,000 was recorded during the second quarter of 2004 representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 116%. Subsequent to June 30, 2004, a total of 1,375,000 shares of common stock were issued at a price of $.06 per share on the exercise of these stock options. (See Note 10).

NOTE 8 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2004 the Company incurred $29,256 (2003 -$24,000) in management fees to directors. At June 30, 2004 the Company owes $68,000 in management fees to a director.

During the six months ended June 30, 2004, the Company incurred $16,525 (2003 - $14,832) in rent and office expenses to a private company controlled by an employee.

During the six months ended June 30, 2004, the Company incurred $Nil (2003 - $75,000) in consulting fees to a significant shareholder and $49,850 (2003 - $115,000) in professional and consulting fees to two employees.

During the six months ended June 30, 2004, three companies controlled by significant shareholders earned $107,166 (2003 - $75,666) and a company controlled by an employee earned $22,500 (2003 - $22,500) pursuant to prepaid services agreements (See Note 6).

At June 30, 2004 an amount of $43,701 is receivable from Golden Spirit Minerals Ltd., a public company which have directors in common with the Company, an amount of $44,722 is payable to an employee, a net amount of $36,638 is owing to a significant shareholder and $68,000 is owing to a director for accrued management fees. These amounts are non-interest bearing and have no specific terms of repayment.


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

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to June 30, 2004, a total of 1,375,000 shares of common stock were issued at a price of $.06 per share on the exercise of stock options. A total of 650,000 of these stock options were exercised in exchange for the settlement of $39,000 of debt and 725,000 were exercised for cash proceeds of $43,500.

Subsequent to June 30, 2004, a total of 210,000 shares of common stock previously issued for consulting services to be rendered in the amount of $19,000 were cancelled and returned to treasury.

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

Our Business. Currently, we own certain interests in oil and gas properties. (described more particularly below) and we are also pursuing opportunities in mineral exploration and development. As of the date of this quarterly report on Form 10QSB, we are in the process of researching potential partnerships and acquisitions which may complement our new business direction. There is no guarantee that we will be able to successfully enter into relationships which will produce revenue. To June 30, 2004, we have suffered an accumulated net loss of $13,599,919. There is no guarantee that we will not continue to suffer significant losses in the foreseeable future.

Our Oil and Gas Properities.

The Wyoming Property. The Company owns a 0.7% gross overriding royalty interest on 6,360 acres of oil and natural gas rights located in the Powder River Basin of eastern Wyoming carried at a nominal value of $1 due to the uncertainty of realization. During the six months ended June 30, 2004, there was no production from the Wyoming Property.

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

Ivanhoe, as operator, reports that 13,000 barrels of steam were injected into the reservoir from late April through the end of May, 2004, using the existing horizontal production well, Derek 1-P. Approximately 70% of the steam has been recovered to date and oil cuts are beginning to improve as anticipated. The oil is high-quality 19-degree API gravity, and contains high levels of naphtha. Plans are underway to commence a second steam cycle in late July, 2004, using a larger quantity of steam at a higher pressure to further stimulate oil production. The Wyoming Oil and Gas Conservation Commission has approved the higher surface injection pressure for the second cycle.

The California Property. The Company owns a 2% royalty interest carried at a nominal value of $1 due to the uncertainty of realization.

Our Investment in Legacy Mining Ltd. On December 31, 2003, the Company agreed to settle $122,988 of the its receivable from Legacy Mining Ltd. ("Legacy") for the issue of 1,229,880 restricted shares of Legacy at a value of $0.10 per share representing a 9.8% interest in Legacy. These restricted shares were issued to the Company on February 20, 2004. Legacy is a non-reporting entity with a director in common with the Company. Legacy has applied to NASD for a listing on the pink sheets and intends to become a fully reporting company in 2004. The Company is carrying the value of these restricted shares at cost and will review the carrying value of these shares when they become available for sale. The balance of $2,976 represents additional advances made to Legacy. These amounts are non-interest bearing and have no specific terms of repayment.

Our Mineral Properties

Deposit on acquisition of Mayske Gold Property, Ukraine On September 22, 2003, the Company signed a Letter of Intent to acquire the Mayske Gold Property located in the Odessa Region, Ukraine. The Company intends to acquire a 75% interest in the property and possibly up to a 90% interest. If negotiations are successful, all terms and conditions will be confirmed with a signed agreement. The Company issued 50,000 restricted post-reverse split common shares valued at $9,000 as a deposit towards the acquisition. An additional 450,000 restricted post-reverse split shares will be issued when the additional 15% is included. The Company issued 15,000 post-reverse split common shares to an individual as consideration for representing the Company's interest in the Ukraine. During the second quarter of 2004, the Company completed its due diligence in Ukraine and could not be satisfied a proper elected government official in the mining sector has reviewed the Company's proposals. Thus, the Company has abandoned this project and expensed the $9,000 deposit on the property.

LSA Mineral Claims By Agreement dated January 26, 2004 and subsequent amendments dated March 8, 2004 and August 11, 2004 the Company agreed to acquire a ninety-percent (90%) interest in seven (7) lode mining claims known as the LSA claims, located in Lander County, Nevada. The Company issued 1,000,000 restricted common shares valued at $110,000 and paid $1,000 upon signing the agreement. Under the terms of the agreement(s), the Company paid $2,500 by April 26, 2004. Thereafter, on the last day of each month from May, 2004 to February, 2005, the Company will pay an additional $500 in cash. In addition the Company is required to issue a fair value of $17,500 in restricted shares March 31, 2005 to earn its ninety-percent (90%) interest. As of June 30, 2004, the Company has paid $3,500 towards the acquisition.

The Company will be required to perform annual assessment work to keep the claims in good standing. The Company will have an independent engineering report prepared on the property, which will contain recommendations for a work program

Liquidity and Capital Resources.    For the six month period ended June 30,
2004, we had total assets of $561,443 ,including taxes recoverable of $398, $359,878 as the current portion of $403,579 in prepaid service contracts. We have a $2 invested in oil and gas properties, which is represented by $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California. We have a long-term investment in Legacy Mining Ltd. recorded at a cost of $125,964 and a long-term receivable from Golden Spirit Minerals Ltd. at cost of $43,701. At December 31, 2003, we had total assets of $653,728. The decrease in assets was primarily due to a decrease in long term receivable from Golden Spirit Minerals Ltd.

At June 30, 2004, we had current liabilities of $166,831 which was represented by a bank overdraft of $946, accounts payable and accrued liabilities of $16,525 and $149,360 due to related parties. At December 31, 2003 we had current liabilities of $312,094. The decrease in liabilities was primarily due to a decrease in funds due to related parties. At June 30,2004, we had total current assets of $360,276. At June 30, 2004, current assets exceeded current liabilities by $193,445. At December 31, 2003, our total current assets exceeded our total current liabilities by $57,394.

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

Results of Operations. We have not yet realized any revenue from operations to date. Loss from operations increased slightly from $400,551 in the second quarter of 2003 to $402,869 in the second quarter of 2004.

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

Item 2. Changes in Securities.

On May 26, 2004, the Company filed a Registration Statement on Form S-8 to cover 2,500,000 shares to be issued for debt in the amount of $200,000. The shares issued for debt included 487,500 shares of common stock in settlement of $39,000 of administrative salaries and professional fees to two employees. The shares were issued on May 27, 2004.

On June 15, 2004, 2,500,000 shares pursuant to the 2004 Stock Incentive and Option Plan were granted. Of the total number of options granted, 800,000 were granted to consultants for which a consulting expense of $48,000 was recorded during the second quarter of 2004 representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 166%. Subsequent to June 30, 2004, a total of 1,375,000 shares of common stock were issued at a price of $.06 per share on the exercise of these stock options. A total of 650,000 of these stock options were exercised in exchange for the settlement of $39,000 of debt and 725,000 were exercised for cash proceeds of $43,500.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

A. Security Ownership of Management

The following table sets forth information as of June 30, 2004 with respect to the ownership of our common stock by each director and by all officers and directors as a group.


                                            Amount and Nature of   Percent of
Title of Class  Name of Beneficial Owner      Beneficial Owner        Class

Common Stock    Robert Klein Vancouver,            50,000             0.32 %
                4540 Woodgreen PlaceWest
                B.C., CanadaV7S 2V6

Common Stock    Robert Waters#2025 -  B.C.,        50,000             0.32 %
                1358 W. Georgia S.Vancouver,
                CanadaV6E 4S2


Directors' Compensation. During the six months ended June 30, 2004, the Company incurred $29,256 in management fees to directors. At June 30, 2004 the Company owes $68,000 in management fees to one director.

Stock Based Compensation. During the three months ended June 30, 2004 $48,000 (2003 - $33,800) in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Sholes option pricing model We do expect further stock based compensation in 2004.

B. Security Ownership of Certain Beneficial Holders of ten percent or more

                                           Amount and Nature of   Percent of
Title of Class  Name of Beneficial Owner      Beneficial Owner        Class
-----------------------------------------------------------------------------
Common Stock    CEDE & Co.                       10,299,617          66.86 %
                The Depository Trust Co.
                P.O. Box 222 Bowling Green Station
                New York, New York 10274


C. Certain Relationships and Related Party Transactions

During the six months ended June 30, 2004 the Company incurred $29,256 (2003 -$24,000) in management fees to directors. At June 30, 2004 the Company owes $68,000 in management fees to a director.

During the six months ended June 30, 2004, the Company incurred $16,525 (2003 - $14,832) in rent and office expenses to a private company controlled by an employee.

During the six months ended June 30, 2004, the Company incurred $Nil (2003 - $75,000) in consulting fees to a significant shareholder and $49,850 (2003 - $115,000) in professional and consulting fees to two employees.

During the six months ended June 30, 2004, three companies controlled by significant shareholders earned $107,166 (2003 - $75,666) and a company controlled by an employee earned $22,500 (2003 - $22,500) pursuant to prepaid services agreements.

At June 30, 2004 an amount of $43,701 is receivable from Golden Spirit Minerals Ltd., a public company which have directors in common with the Company, an amount of $44,722 is payable to an employee, a net amount of $36,638 is owing to a significant shareholder and $68,000 is owing to a director for accrued management fees. These amounts are non-interest bearing and have no specific terms of repayment.



D. Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

Property and
Cash Equivalents   June 39, 2004  December 31, 2003  December 31, 2002
                   --------------  -----------------  -----------------
           Total     $ (946)           $ 2,262           $ (1,934)
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

31.1  Rule 13a-14(a) Certification of Chief Executive Officer

31.2  Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1  Certification Pursuant to 18 U.S.C. Section 1350 Chief Executive Officer

32.2  Certification Pursuant to 18 U.S.C. Section 1350 Chief Financial Officer.

ii) Reports on 8-K
        None.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Quarterly Report on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on August 16, 2004.

Avalon Gold Corporation
a Nevada corporation

By:      /s/ Robert Waters
       --------------------
             Robert Waters

Its:     President