Form 10QSB/A
period 2004-03-31
AVALON GOLD CORP
filed 2004-08-19
CIK 746631

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

 The accompanying notes are an integral part of these financial statements


                               AVALON GOLD CORPORATION
                        (Formerly Iceberg Brands Corporation)

                            (An Exploration Stage Company)

                         INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                               Cumulative
                                                                      Three Months       Three Months         from January 1,
                                                                      ended March 31,    ended March 31,      1996 to March 31,
                                                                          2004               2003                  2004
                                                                       -----------       -----------            -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                                     $    (433,064)     $     (691,562)      $  (13,199,368)
        Adjustments to reconcile net loss to net cash from
         operating activities:
         - non-cash fees and services paid for with common shares         212,333             295,520            2,726,043
         - stock-based compensation                                             -             328,900              651,000
         - non-cash interest paid for with common shares                        -                   -               80,872
         - loss on settlement of debt                                      62,000                   -              718,784
         - software development costs paid for with common shares               -                   -              600,000
         - non-cash exploration costs                                     110,000                   -              110,000
         - write-down of interest in oil and gas properties                     -                   -            2,250,937
         - write-down of interest in ACGT Corporation                           -                   -            1,406,000
         - Loss on Iceberg Drive Inn Investment                                 -                   -               85,000
         - other non-cash expenses                                              -                   -            2,557,382
                                                                       -----------          -----------         -----------
                                                                          (48,731)            (67,142)          (2,013,350)
         - net changes in working capital items                          (134,979)           (223,729)             444,040
                                                                       -----------          -----------         -----------
 CASH USED IN OPERATING ACTIVITIES                                       (183,710)           (290,871)          (1,569,310)
                                                                       -----------          -----------         -----------

 CASH FLOWS USED IN INVESTING ACTIVITIES
    Investment in Iceberg Acquistion Corporation                                -             (95,000)            (120,000)
    Oil and gas property acquistions                                            -                   -             (684,934)
                                                                       -----------          -----------          -----------
 CASH USED IN INVESTING ACTIVITIES                                              -             (95,000)            (804,934)
                                                                       -----------          -----------          -----------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Bank overdraft                                                              -               2,341                    -
    Net proceeds on sale of common stock                                        -             505,000              653,740
    Net proceeds from common stock subscriptions                                -                   -              633,000
    Net advances (to) from related parties                                183,073            (121,470)             669,129
    Advances receivable                                                         -                   -              420,000
                                                                       -----------          -----------           -----------
 CASH FLOWS FROM FINANCING ACTIVITIES                                     183,073             385,871            2,375,869

 (DECREASE) INCREASE IN CASH                                                 (637)                  -                1,625

 CASH, BEGINNING OF PERIOD                                                  2,262                   -                    -
                                                                       -----------        -----------           -----------
 CASH, END OF PERIOD                                                  $     1,625       $           -          $     1,625
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

Item 6.  Exhibits and Form 8-K's.

Index to Exhibits

(i)     Exhibits

10.1 - Agreement between us and Tom Bergman on the LSA Mineral Claims.*

10.2 - Agreement between us and Y.E.N.N. Asset Management.*

10.3 - Agreement between us and Inter-Orient Investments Ltd.*

31.1  Rule 13a-14(a) AmendedCertification of Chief Executive Officer

31.2  Rule 13a-14(a) Amended Certification of the Chief Financial Officer.

32.1 Amended Certification Pursuant to 18 U.S.C. Section 1350 Chief Executive Officer

32.2 AmendedCertification Pursuant to 18 U.S.C. Section 1350 Chief Financial Officer.

* Previously filed under Form 10-QSB on May 17, 2004

ii) Reports on 8-K
None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Amended Quarterly Report on Form 10-QSB/A to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on August 19, 2004.

Avalon Gold Corporation
a Nevada corporation

By:      /s/ Robert Waters
       -------------------
        Robert Waters

Its:     President