Form 10QSB
period 2004-09-30
AVALON GOLD CORP
filed 2004-11-22
CIK 746631

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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
  (State or other jurisdiction of   (I.R.S. Employer Identification No.)
  incorporation or organization)

1288 Alberni  Street, Suite 806, Vancouver, British Columbia, Canada   V6E 4N5
       (Address of registrant's principal executive offices)   (Zip Code)

                                  604.664.0499
              (Registrant's Telephone Number, Including Area Code)


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2004 there were 17,695,492 shares of the issuer's $0.001 par value common stock issued and outstanding.
===============================================================================


INDEX
                                                                       PAGE
Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.........................................F1-F14

Item 2.   Management's Discussion and Analysis or Plan of Operation.....2-6

Item 3.   Controls And Procedures........................................7

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

Item 6.   Exhibits and Reports on Form 8-K...............................10

SIGNATURES...............................................................10

===============================================================================

ITEM 1. Financial Statements



                            AVALON GOLD CORPORATION
                     (Formerly Iceberg Brands Corporation)
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                          September 30
                                                             2004              December 31,
                                 ASSETS                   (unaudited)              2003
                                                         ----------           -----------
CURRENT ASSETS
     Cash                                                $    37,483         $     2,262
     Accounts Receivable                                       2,835                   -
     Taxes recoverable                                           223               1,521
     Current portion of service contract (Note 6)            271,795             365,707
                                                           ----------          ----------
                                                             312,336             369,490

INVESTMENT IN LEGACY MINING LTD.(Note 3)                     126,989                   -
DUE FROM GOLDEN SPIRIT MINERALS LTD.                          54,862             167,899
PREPAID SERVICE CONTRACT (Note 6 )                            15,750             107,337
DEPOSIT IB ACQUISITION OF MINERAL PROPERTY (Note 4)                -               9,000
OIL AND GAS PROPERTIES (Note 5)                                    2                   2
                                                           ----------           ----------
                                                         $   509,939         $   653,728
                                                           ==========           ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable and accrued liabilities         $    10,814         $     19,621
        Due to related parties (Note 8)                      176,542              292,473
                                                           ----------           ----------
                                                             187,356              312,094
                                                           ----------           ----------

COMMITMENTS AND CONTINGENCIES (NOTE 1 and 10)


STOCKHOLDERS' EQUITY (Note 7)
    Common stock, $.001 par value, 200,000,000
     shares authorized 17,695,492 (2003-9,305,492)
      shares issued and outstanding                            57,410              49,021
    Additional paid-in capital                             18,819,254          17,751,644
    Shares subscriptions receivable                                 -            (232,094)
    Deficit accumulated during the development stage      (18,554,081)        (17,226,937)
                                                           ----------           ----------
                                                              322,583             341,634
                                                           ----------           ----------
                                                        $     509,939        $    653,278
                                                           ==========           ==========

The accompanying notes are an integral part of these financial statements


                            AVALON GOLD CORPORATION
                     (Formerly Iceberg Brands Corporation)
                         (An Exploration Stage Company)

                        INTERIM STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                              Cumulative
                                       Three         Three        Nine          Nine            from
                                       Months        Months       Months        Months        January 1,
                                       ended         ended        ended         ended         1996 to
                                       September     September    September     September     September
                                       30, 2004      30, 2003     30, 2004      30, 2003      30,  2004
                                     ----------    ----------     ----------     ----------   ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Litigation settlement            $        -    $        -    $         -   $         -     $  2,291,070
  Management and consulting fees       56,750        87,000        397,800       442,938        2,688,671
  Consulting fees-Stock based
    compensation(Note 7)              290,500        39,400        338,500       402,100          989,500
  Mineral property
    acquisition cost(Note 4)            1,000             -        123,041             -          123,014
  Loss on settlement of debt (Note 7)       -             -         62,000             -          718,784
  General and Administrative          134,657        86,401        341,839       290,191        1,916,461
  Professional fees                    10,623        26,422         63,992       113,335          788,340
  Interest expense                          -             -              -             -           98,282
  Software development costs                -             -              -             -          737,300
                                    -----------   -----------   -----------     ----------     ----------
LOSS BEFORE THE FOLLOWING             493,530       239,223      1,327,145     1,248,564       10,351,512

Write-down of oil and gas properties        -            -               -             -        1,406,000
Write-off (recovery) of ACGT interest       -            -               -             -        2,250,937
Loss on Iceberg Drive Inn Investment        -            -               -        85,000           85,000
                                    -----------   ---------    ------------    ----------     -----------

NET LOSS FOR THE PERIOD            $ (493,530)  $ (239,223)   $ (1,327,145)  $(1,333,564)   $(14,093,449)
                                    =========== ===========    ============   ===========    =============



BASIC NET LOSS PER SHARE           $   (0.03)  $   (0.05)     $     (0.09)   $    (0.31)
                                     =========  ==========      ===========     ==========
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING             16,534,786   4,933,080      13,914,962      4,365,880
                                    =========== ===========     ===========     ==========
The accompanying notes are an integral part of these financial statements



                              AVALON GOLD CORPORATION
                       (Formerly Iceberg Brands Corporation)
                           (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                              Cumulative
                                                                    Nine Months         Nine Months         from January 1,
                                                                       ended               ended               1996 to
                                                                    September 30,       September 30,       September 30,
                                                                        2004                2003                2004
                                                                     -----------        -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss for the period                                     $  (1,327,145)     $   (1,333,564)      $ (14,093,449)
       Adjustments to reconcile net loss to net cash from
        operating activities:
        - Fees and services paid for with common shares                  642,499             678,436            2,614,709
        - stock-based compensation                                       338,500             402,100              989,500
        - interest paid for with common shares                                 -              32,925               80,872
        - loss on settlement of debt                                      62,000                   -              718,784
        - software development costs paid for with common shares               -                   -              600,000
        - non cash exploration costs                                     119,000                   -              119,000
        - write-down of interest in oil and gas properties                     -                   -            2,250,937
        - write-down of interest in ACGT Corporation                           -           1,406,000            1,406,000
        - Loss on Iceberg Drive Inn Investment                                 -              85,000               85,000
        - other non-cash expenses                                              -                   -            2,557,382
                                                                      -----------          -----------         -----------
                                                                        (165,146)           (168,028)          (2,671,265)
        - net changes in working capital items                           (24,064)           (421,170)             559,955
                                                                      -----------          -----------         -----------
CASH USED IN OPERATING ACTIVITIES                                       (189,210)           (589,198)          (2,111,310)
                                                                      -----------          -----------         -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Investment in Iceberg Acquistion Corporation                                -             (95,000)            (120,000)
   Oil and gas property acquistion                                             -                   -             (684,934)
                                                                      -----------          -----------          -----------
CASH USED IN INVESTING ACTIVITIES                                              -             (95,000)            (804,934)
                                                                      -----------          -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                              -                  32                    -
   Net proceeds on sale of common stock                                  108,500             852,000            1,298,740
   Net proceeds from common stock subscriptions                                -                   -              633,000
   Net advances (to) from related parties                                115,931            (167,834)             601,987
   Advances receivable                                                         -                   -              420,000
                                                                      -----------          -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                     224,431             684,198            2,953,727
                                                                      -----------          -----------          -----------
INCREASE IN CASH                                               35,221                   -               37,483

CASH, BEGINNING OF PERIOD                                                  2,262                   -                    -
                                                                      -----------          -----------          -----------
CASH, END OF PERIOD                                                  $    37,483       $           -          $    37,483
                                                                      ===========          ===========          ===========

Supplemental cash flow information (See Note 9)

                The accompanying notes are an integral part of these interim financial statements


                            AVALON GOLD CORPORATION
                     (Formerly Iceberg Brands Corporation)
                         (An Exploration Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30,2004
                                  (Unaudited)

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Mineral property costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at September 30, 2004 any potential costs relating to the retirement of the Company's mineral property interest are not determinable.

Long Term Investments

The Company's investments consist of equity securities which are not yet available-for-sale and as such, their carrying value is at cost. Management reviews the carrying value of these instruments on a quarterly basis to determine if their carrying value has been impaired.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in
Note 6:


                                                September 30, 2004   September 30, 2003
                                       --------------------------------------------------
Net income (loss) for the period        As reported  $  (1,327,145)  $  (1,333,564)
SFAS 123 compensation expense           Pro-forma         (147,500)	  (295,800)
                                                      -------------    -------------
Net loss for the period                 Pro-forma    $  (1,474,645)  $  (1,629,364)
                                                      ============     ==============
Pro-forma basic net loss per share      Pro-forma    $      (0.08)   $       (0.31)
                                                      ============     =============

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

NOTE 3 - INVESTMENT IN LEGACY MINING LTD.

On December 31, 2003, the Company agreed to settle an outstanding debt of $122,988 of the its receivable from Legacy Mining Ltd. ("Legacy") for the issue of 1,229,880 restricted shares of Legacy at a value of $0.10 per share representing a 9.8% interest in Legacy. These restricted shares were issued to the Company on February 20, 2004. Legacy is a non-reporting entity with a director in common. Legacy has applied to NASD for a listing on the pink sheets and intends to become a fully reporting company in 2004. The Company has recorded its investment at cost and will review the carrying value of these shares when they become available for sale. The balance of $4,001 represents additional advances made to Legacy. These amounts are non-interest bearing and have no specific terms of repayment.

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

LSA Mineral Claims

By Agreement dated January 26, 2004 and subsequent amendments dated March 8, 2004 and August 11, 2004 the Company agreed to acquire a ninety-percent (90%) interest in seven (7) lode mining claims known as the LSA claims, located in Lander County, Nevada. The Company issued 1,000,000 restricted common shares valued at $110,000 and paid $1,000 upon signing the agreement. Under the terms of the agreement(s), the Company paid $2,500 by April 26, 2004. Thereafter, on the last day of each month from May, 2004 to February, 2005, the Company will pay an additional $500 in cash. In addition the Company is required to issue a fair value of $17,500 in restricted shares on March 31, 2005 to earn its ninety-percent (90%) interest. As of September 30, 2004, the Company has paid $4,500 towards the acquisition.

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

At September 30, 2004 the current portion of the prepaid service contracts totaled $271,795.


NOTE 7 - CAPITAL STOCK

During the nine months ended September 30, 2004, the Company issued 1,050,000 restricted common shares for prepaid investor relations and investment banking service contracts valued at $126,000 (Refer to Note 6).

During the nine months ended September 30, 2004, the Company issued 1,550,000 shares with a fair value of $170,500 in settlement of $88,550 of consulting fees, $14,350 of professional fees and $5,600 in office and administrative salaries. The difference of $62,000 has been recorded as a loss on settlement of debt.

During the nine months ended September 30, 2004, the Company issued 1,000,000 restricted common shares valued at $110,000 towards the acquisition of a mineral property (Refer to Note 4).

During the nine months ended September 30, 2004, the Company issued 2,500,000 shares with a fair value of $200,000 in settlement of $161,000 of consulting fees, $17,500 of professional fees and $21,500 in office and administrative salaries.

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

NOTE 7 - CAPITAL STOCK

On June 15, 2004, 2,500,000 shares pursuant to the 2004 Stock Incentive and Option Plan were granted. Of the total number of options granted, 800,000 were granted to consultants for which a consulting expense of $48,000 was recorded during the second quarter of 2004 representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 116%. During the third quarter ended September 30, 2004, a total of 2,500,000 shares of common stock were issued at a price of $.06 per share on the exercise of these stock options. A total of 691,667 of these stock options were exercised in exchange for the settlement of $41,500 of debt and 1,808,333 were exercised for cash proceeds of $108,500.

On September 16, 2004, the Company filed a Registration Statement on Form S-8 to cover 4,800,000 shares of common stock to be issued pursuant to the Company's 2004 Stock Incentive and Option Plan (the "Plan").

On September 17, 2004, 4,800,000 shares pursuant to the 2004 Stock Incentive and Option Plan were granted. Of the total number of options granted, 4,150,000 were granted to consultants for which a consulting expense of $290,500 was recorded during the third quarter of 2004 representing the fair value of the options.
The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 163%. During the third quarter ended September 30, 2004, a total of 1,000,000 shares of common stock were issued at a price of $.08 per share on the exercise of these stock options to two optionees These 1,000,000 shares were cancelled prior to September 30, 2004 as the optionees did not meet the terms of the stock option agreements. Subsequent to September 30, 2004, a total of 600,000 shares of common stock were issued at a price of $0.08 per share on the exercise of these stock options. (See Note 11).

In July, 2004, a total of 210,000 shares of common stock previously issued for consulting services to be rendered in the amount of $19,000 were cancelled and returned to treasury.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2004 the Company incurred $44,465 (2003 -$36,000) in management fees to directors. At September 30, 2004 the Company owes $80,000 in management fees to a director.

During the nine months ended September 30, 2004, the Company incurred $24,965 (2003 - $23,017) in rent and office expenses to a private company controlled by an employee.

During the nine months ended September 30, 2004, the Company incurred $Nil (2003
- $75,000) in consulting fees to a significant shareholder and $61,000 (2003 - $147,000) in consulting fees to two employees.

During the nine months ended September 30, 2004, three companies controlled by significant shareholders earned $160,749 (2003 - $113,499) and a company controlled by an employee earned $33,750 (2003 - $33,750) pursuant to prepaid services agreements (See Note 6).

At September 30, 2004 an amount of $54,862 is receivable from Golden Spirit Minerals Ltd., a public company with directors in common, an amount of $55,886 is payable to an employee, a net amount of $40,656 is owing to a significant shareholder and $80,000 is owing to a director for accrued management fees. These amounts are non-interest bearing and have no specific terms of repayment.


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2004, the Company issued 1,050,000 restricted common shares for prepaid investor relations and investment banking service contracts valued at $126,000 (Refer to Note 6).

During the nine months ended September 30, 2004, the Company issued 1,550,000 shares with a fair value of $170,500 in settlement of $88,550 of consulting fees, $14,350 of professional fees and $5,600 in office and administrative salaries.

During the nine months ended September 30, 2004, the Company issued 1,000,000 restricted common shares valued at $110,000 towards the acquisition of a mineral property.

During the nine months ended September 30, 2004, the Company issued 2,500,000 shares with a fair value of $200,000 in settlement of $161,000 of consulting fees, $17,500 of professional fees and $21,500 in office and administrative salaries.

During the nine months ended September 30, 2004, a total of 210,000 shares of common stock previously issued for consulting services to be rendered in the amount of $19,000 were cancelled and returned to treasury.

During the nine months ended September 30, 2004, the Company issued 691,667 shares for stock options in exchange for outstanding consulting fees totaling $41,500.

During the nine months ended September 30, 2004, the Company issued 1,000,000 shares for stock options in exchange for outstanding consulting fees totaling $80,000. These shares were cancelled and returned to treasury during the same quarter.


NOTE 10 - CONTINGENCY

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

NOTE 11 - SUBSEQUENT EVENTS

On October 1, 2004, the Company entered into an agreement with an individual, with a 1-year term, whereby the individual will provide consulting services to the Company (valued at $13,000) in exchange for 100,000 restricted shares of the Company's common stock.

On October 1, 2004, the Company entered into an agreement with an individual, with a six month term, whereby the individual will provide investor relations services to the Company (valued at $3,900) in exchange for 30,000 restricted shares of the Company's common stock.

On October 7, 2004, a total of 600,000 shares of common stock were issued at a price of $.08 per share on the exercise of stock options to two optionees. A total of 300,000 of these stock options were exercised for cash proceeds of $24,000. The other 300,000 shares were cancelled as the optionee did not meet the terms of the stock option agreement.

On October 26, 2004, the Company entered into a Letter of Intent with Pioneer Oil and Gas ("Pioneer"), whereby the Company is to acquire an undivided 85% working interest in a gas field lease in the prolific natural gas producing Uinta Basin, located in the U.S. Rockies, Utah. The Company paid Pioneer a deposit of ($50,000) for the exclusive right to enter into a Participation Agreement with Pioneer on or before January 18th, 2005 ("Exclusivity Period"). In the event of a failure of closing for any reason (other than a failure of title) the deposit shall be kept by Pioneer as liquidated damages. Upon execution of the Participation Agreement, the Company shall pay Pioneer ($706,279) for an undivided Eighty-Five Percent (85.0%) working interest and an undivided Sixty-Eight Percent (68.0%) net revenue interest in the Contract Acreage pursuant to the terms of the Agreement.

On November 10, 2004, the Company entered into an agreement with Golden Spirit Mining Ltd., a Company with directors in common, to sell a 40% working interest in the Participation Agreement.

Golden Spirit will issue 1,000,000 common shares 144-Registered as a non-refundable deposit to the company. Golden Spirit has a right to acquire the 40% working interest in the gas lease upon Avalon receiving a payment of US$750,000 on or before December 10, 2004. In return, Avalon will issue and deliver 2,000,000 shares of its common stock to Golden Spirit.

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

Our Business. Currently, we own certain interests in oil and gas properties. (described more particularly below) and we are also pursuing opportunities in mineral exploration and development. As of the date of this quarterly report on Form 10QSB, we are in the process of researching potential partnerships and acquisitions which may complement our new business direction. There is no guarantee that we will be able to successfully enter into relationships which will produce revenue. To September 30, 2004, we have suffered an accumulated net loss of $14,093,449. There is no guarantee that we will not continue to suffer significant losses in the foreseeable future.

Our Oil and Gas Properties.

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

Ivanhoe, as operator, reports that 13,000 barrels of steam were injected into the reservoir from late April through the end of May, 2004, using the existing horizontal production well, Derek 1-P. Approximately 70% of the steam has been recovered to date and oil cuts are beginning to improve as anticipated. The oil is high-quality 19-degree API gravity, and contains high levels of naphtha. The second steam cycle began in July, 2004, using a larger quantity of steam at a higher pressure to further stimulate oil production. The Wyoming Oil and Gas Conservation Commission has approved the higher surface injection pressure for the second cycle. The injection phase of the second round of cyclic steaming at LAK Ranch has been completed, with about 13,000 barrels of steam having been injected. As of October 12, about 20% of the load water has been recovered and some oil production has begun. The performance of the second steaming cycle is at approximately the same level as Ivanhoe's current reservoir model prediction. Plans are to continue to produce the well and adjust the model based on the newly acquired data. Depending on the results of the second steam cycle, a third steam cycle is planned for late this year or early in 2005. To date the results of the second steam cycle are positive and are similar to results observed in other heavy oil steam flood

The California Property. The Company owns a 2% royalty interest carried at a nominal value of $1 due to the uncertainty of realization.

Our Investment in Legacy Mining Ltd. On December 31, 2003, the Company agreed to settle $122,988 of the its receivable from Legacy Mining Ltd. ("Legacy") for the issue of 1,229,880 restricted shares of Legacy at a value of $0.10 per share representing a 9.8% interest in Legacy. These restricted shares were issued to the Company on February 20, 2004. Legacy is a non-reporting entity with a director in common with the Company. Legacy has applied to NASD for a listing on the pink sheets and intends to become a fully reporting company in 2004. The Company is carrying the value of these restricted shares at cost and will review the carrying value of these shares when they become available for sale. The balance of $4001 represents additional advances made to Legacy for a total investment of $126,989. The advances are non-interest bearing and have no specific terms of repayment.

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

LSA Mineral Claims By Agreement dated January 26, 2004 and subsequent amendments dated March 8, 2004 and August 11, 2004 the Company agreed to acquire a ninety-percent (90%) interest in seven (7) lode mining claims known as the LSA claims, located in Lander County, Nevada. The Company issued 1,000,000 restricted common shares valued at $110,000 and paid $1,000 upon signing the agreement. Under the terms of the agreement(s), the Company paid $2,500 by April 26, 2004. Thereafter, on the last day of each month from May, 2004 to February, 2005, the Company will pay an additional $500 in cash. In addition the Company is required to issue a fair value of $17,500 in restricted shares March 31, 2005 to earn its ninety-percent (90%) interest. As of September 30, 2004, the Company has paid $4,500 towards the acquisition.

The Company will be required to perform annual assessment work to keep the claims in good standing. The Company will have an independent engineering report prepared on the property, which will contain recommendations for a work program

Liquidity and Capital Resources. 	For the nine month period ended
September 30, 2004, we had total assets of $509,939 ,including taxes recoverable of $223, $271,795 as the current portion of $326,657 in prepaid service contracts. We have a $2 invested in oil and gas properties, which is represented by $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California. We have a long-term investment in Legacy Mining Ltd. recorded at a cost of $126,989 and a long-term receivable from Golden Spirit Minerals Ltd. at cost of $54,862. At December 31, 2003, we had total assets of $653,728. The decrease in assets was primarily due to a decrease in long term receivable from Golden Spirit Minerals Ltd.

At September 30, 2004, we had current liabilities of $187,356 which was represented by accounts payable and accrued liabilities of $10,814 and $176,542 due to related parties. At December 31, 2003 we had current liabilities of $312,094. The decrease in liabilities was primarily due to a decrease in funds due to related parties. At September 30,2004, we had total current assets of $312,336. At September 30, 2004, current assets exceeded current liabilities by $124,980. At December 31, 2003, our total current assets exceeded our total current liabilities by $57,394.

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

Results of Operations. We have not yet realized any revenue from operations to date. Loss from operations increased from $239,223 in the second quarter of 2003 to $493,530 in the second quarter of 2004. The increase was due to an increase in stock based compensation (See Part II, Item 5, stock based compensation).

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

Item 2. Changes in Securities.

On June 15, 2004, 2,500,000 shares pursuant to the 2004 Stock Incentive and Option Plan were granted. Of the total number of options granted, 800,000 were granted to consultants for which a consulting expense of $48,000 was recorded during the second quarter of 2004 representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 116%. During the third quarter ended September 30, 2004, a total of 2,500,000 shares of common stock were issued at a price of $.06 per share on the exercise of these stock options. A total of 691,667 of these stock options were exercised in exchange for the settlement of $41,500 of debt and 1,808,333 were exercised for cash proceeds of $108,500.

In July, 2004, a total of 210,000 shares of common stock previously issued for consulting services to be rendered in the amount of $19,000 were cancelled and returned to treasury.

On September 16, 2004, the Company filed a Registration Statement on Form S-8 to cover 4,800,000 shares of common stock to be issued pursuant to the Company's 2004 Stock Incentive and Option Plan (the "Plan").

On September 17, 2004, 4,800,000 shares pursuant to the 2004 Stock Incentive and Option Plan were granted. Of the total number of options granted, 4,150,000 were granted to consultants for which a consulting expense of $290,500 was recorded during the third quarter of 2004 representing the fair value of the options.
The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 163%. During the third quarter ended September 30, 2004, a total of 1,000,000 shares of common stock were issued at a price of $.08 per share on the exercise of these stock options to two optionees These 1,000,000 shares were cancelled prior to September 30, 2004 as the optionees did not meet the terms of the stock option agreements. Subsequent to September 30, 2004, a total of 600,000 shares of common stock were issued at a price of $0.08 per share on the exercise of these stock options.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

A. Security Ownership of Management

The following table sets forth information as of September 30, 2004 with respect to the ownership of our common stock by each director and by all officers and directors as a group.

                                            Amount and Nature of   Percent of
Title of Class  Name of Beneficial Owner      Beneficial Owner        Class

Common Stock    Robert Klein Vancouver,            50,000             0.28 %
                4540 Woodgreen PlaceWest
                B.C., CanadaV7S 2V6

Common Stock    Robert Waters#2025 -  B.C.,        50,000             0.28 %
                1358 W. Georgia S.Vancouver,
                CanadaV6E 4S2

Directors' Compensation. During the nine months ended September 30, 2004, the Company incurred $44,465 in management fees to directors. At September30, 2004 the Company owes $80,000 in management fees to one director.

Stock Based Compensation. During the three months ended September 30, 2004 $290,500 (2003 - $39,400) in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Sholes option pricing model We do expect further stock based compensation in 2004.

B. Security Ownership of Certain Beneficial Holders of ten percent or more

                                            Amount and Nature of   Percent of
Title of Class  Name of Beneficial Owner      Beneficial Owner        Class
-----------------------------------------------------------------------------
Common Stock    CEDE & Co.                      12,190,179            68.89 %
                The Depository Trust Co.
                P.O. Box 222 Bowling Green Station
                New York, New York 10274

C. Certain Relationships and Related Party Transactions

During the nine months ended September 30, 2004 the Company incurred $44,465 (2003 -$36,000) in management fees to directors. At September 30, 2004 the Company owes $80,000 in management fees to a director.

During the nine months ended September 30, 2004, the Company incurred $24,965 (2003 - $23,017) in rent and office expenses to a private company controlled by an employee.

During the nine months ended September 30, 2004, the Company incurred $Nil (2003
- $75,000) in consulting fees to a significant shareholder and $61,000 (2003 - $147,000) in professional and consulting fees to two employees.

During the nine months ended September 30, 2004, three companies controlled by significant shareholders earned $160,749 (2003 - $113,499) and a company controlled by an employee earned $33,750 (2003 - $33,750) pursuant to prepaid services agreements .

At September 30, 2004 an amount of $54,862 is receivable from Golden Spirit Minerals Ltd., a public company which have directors in common with the Company, an amount of $55,886 is payable to an employee, a net amount of $40,656 is owing to a significant shareholder and $80,000 is owing to a director for accrued management fees. These amounts are non-interest bearing and have no specific terms of repayment.

D.Description of Property.

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

Property and
Cash Equivalents   September 30, 2004  December 31, 2003   December 31, 2002
                   ------------------  -----------------  -----------------
           Total      $ 37,483	         $ 2,262	     $ (1,934)
                   ==============     ================     =================

We define cash equivalents as all highly liquid investments with maturity of 3
months or less when purchased.   We do not presently own any interests in real
estate or own any inventory or equipment.

Item 6.  Exhibits and Form 8-K's.

Index to Exhibits

(i)	Exhibits

Exhibit 31.1 - Section 906 Certification of Periodic Report of the Chief
               Executive Officer.

Exhibit 31.2 - Section 906 Certification of Periodic Report of the Chief
               Financial Officer.

Exhibit 32.3 - Section 302 Certification of Periodic Report of the Chief
               Executive Officer.

Exhibit 32.4 - Section 302 Certification of Periodic Report of the Chief
               Financial Officer.

(ii)       The following documents are incorporated by reference in this Form
           10-QSB:

None.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Quarterly Report on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on November 22, 2004.

Avalon Gold Corporation
a Nevada corporation

By:      /s/ Robert Waters
    	Robert Waters

Its:     President