Form 10KSB
period 2004-12-31
AVALON ENERGY CORP.
filed 2005-04-18
CIK 746631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from         to

                           AVALON ENERGY CORPORATION
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes     [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $ 0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of December 31, 2004, there were 22,630,492 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):	[]Yes [X]No
=========================================================================

                           AVALON ENERGY CORPORATION
                              A Nevada corporation

                 Index to Registration Statement on Form 10-KSB

ITEM NUMBER and CAPTION				                       PAGE

PART I.

1.  Description of Business.............................................1

2.  Description of Property.............................................8

3.  Legal Proceedings...................................................8

4.  Submission of Matters to a Vote of Security Holders.................8

5.  Market Price for the Avalon Energy Corporation's Common Equity and
    Related Stockholders Matters........................................9

6.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations..............................................13

7.  Financial Statements...............................................F-1

8.  Changes in and Disagreements with Accountants......................16

9.  Directors, Executive Officers, Promoters and Control Persons.......16

10. Executive Compensation - Remuneration of Directors and Officers....18

11. Security Ownership of Certain Beneficial Owners and Management.....19

12. Certain Relationships and Related Transactions.....................20

13. Index to Exhibits..................................................21

14. Controls and Procedures............................................22

SIGNATURES.............................................................22


THIS REPORT ON FORM 10-KSB IS FOR THE YEAR ENDING DECEMBER 31, 2004. THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN APRIL 2004. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF DECEMBER 31, 2004. AVALON ENERGY CORPORATION HAS INCLUDED A SECTION BELOW ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO DECEMBER 31, 2004.

                                     PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Our Background. Avalon Energy Corporation was formed under the laws of the State of Nevada on November 29, 1983 under the name Venture Group, Inc. On February 11, 1986, an amendment to the Articles of Incorporation was filed changing the corporate name to Asdar Corporation. On December 11, 1987, another amendment to the Articles of Incorporation was filed changing the corporate name to Asdar Group. On February 18, 2001, Asdar Group filed a Certificate of Reinstatement with the Secretary of State of Nevada. On April 30, 2002, another amendment to the Articles of Incorporation was filed changing the corporate name to Precise Life Sciences Ltd. Additional amendments to the Articles of Incorporation were filed changing the corporate name as follows:

February 18, 2003 - Iceberg Brands Corporation
August 28, 2003   - Avalon Gold Corporation
March 22, 2005    - Avalon Energy Corporation

Avalon Energy Corporation was originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Nevada. Avalon Energy Corporation, under former management, from its inception in 1983 to 1986, was engaged primarily in the acquisition of controlling equity positions in companies experiencing financial or operating difficulties. During 1985 and 1986, Avalon Energy Corporation sold its equity positions in these companies.

Avalon Energy Corporation, under former management, in 1987, announced its Registration Distribution Program, which was designed to assist privately-owned companies in becoming publicly held. As a result of a regulatory review in 1988, certain changes were required to be made to the program which former management deemed to be impracticable and all efforts in this business were terminated in 1990.

Our Business. Avalon Energy Corporation was inactive and a shell corporation from 1991 to December 1995, when the company began the process of identifying potential business interests, including, but not necessarily limited to, interests in the "Internet E-Commerce". In this regard, on March 8, 2000, Avalon Energy Corporation signed a Technology Development Agreement with TekMaster Ltd., a British Columbia corporation, and with Xntrik Enterprises Ltd., a British Columbia corporation (the "Tech Agreement"), to fund development of a Scalable Server Platform. The Tech Agreement called for Avalon Energy Corporation to issue two million (2,000,000) shares of the company's $.001 par value common stock with Rule 144 Restrictions, valued at $600,000 and to fund two hundred thousand ($200,000) dollars in Canadian Funds for ongoing development costs. The Tech Agreement also called for Xntrik Enterprises Ltd. to design and develop the software and for Tek Master Ltd. to design an interface for an administrative toolkit to manage clients.

Avalon Energy Corporation spent U.S. $737,300 to develop the scalable server platform. However, with the sharp decline in the Internet industry, Avalon Energy Corporation decided to abandon the project. The costs associated with this project were expensed. . During the time Avalon Energy Corporation was reconsidering its Internet-related activities, it first ventured into a project involving the tagging of cattle from birth to prevent the breakout of mad cow disease. This project, under the name of Precise Life Sciences Ltd. was not pursued. Secondly, the Company ventured into a project involving the franchising of the Iceberg Drive Inn chain of restaurants. This project, under the name of Iceberg Brands Corporation was also not pursued. Ultimately, management of the Company decided to pursue mineral properties and oil and gas interests.

Our Oil and Gas Properties

1. The Wyoming Property. The Company owns a 0.7% gross overriding royalty interest on 6,360 acres of oil and natural gas rights located in the Powder River Basin of eastern Wyoming carried at a nominal value of $1 due to the uncertainty of realization. During the year ended December 31, 2004, there was no production from the Wyoming property.

In January of 2004, Derek Oil and Gas Corporation (DRKOF :OTC BB) and Ivanhoe Energy (USA) Inc. (IVAN: NASDAQ SC) have formalized their agreement to jointly develop the LAK Ranch field using thermal recovery technology.

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

In the first quarterof 2004, surface preparations were complete and steaming operations began. Assuming successful development of the project, the companies expect to recover between 30 and 70 million barrels of oil using thermal recovery techniques. There is no assurance that these numbers are achievable given such factors as fluctuations in world prices for oil, general market conditions, risks inherent in operations and risks generally associated with enhanced recovery projects.

The LAK Ranch field, originally discovered in the 1920s, covers approximately 7,500 acres in the Powder River basin. Historically, oil production has been sporadic from a limited number of wells completed in the Newcastle Sand due to the abnormally low reservoir temperature in this part of the basin. However, the oil contains high levels of naphtha and the viscosity should respond dramatically to the application of heat through steam injection. To date, Derek has completed SAGD test well pair that was drilled to a depth of 1,000 feet and 1,800 feet horizontally into the Newcastle sand formation. Prior to 2004, more than 5,000 barrels of oil were recovered in limited preliminary testing. Avalon, through its predecessor Asdar has received royalty payments from the sale of every barrel of oil sold to date.

Ivanhoe Energy (USA) Inc. received approval on April 13, 2004 from the Wyoming Oil and Gas Commission to restart steam flooding of the LAK Field and the associated environmental monitoring plan.

Ivanhoe, as operator, reports that 13,000 barrels of steam were injected into the reservoir from late April through the end of May, 2004, using the existing horizontal production well, Derek 1-P. Approximately 70% of the steam has been recovered to date and oil cuts are beginning to improve as anticipated. The oil is high-quality 19-degree API gravity, and contains high levels of naphtha. The second steam cycle began in July, 2004, using a larger quantity of steam at a higher pressure to further stimulate oil production. The Wyoming Oil and Gas Conservation Commission has approved the higher surface injection pressure for the second cycle. The injection phase of the second round of cyclic steaming at LAK Ranch has been completed, with about 13,000 barrels of steam having been injected. As of October 12, about 20% of the load water has been recovered and some oil production has begun. The performance of the second steaming cycle is at approximately the same level as Ivanhoe's current reservoir model prediction. Plans are to continue to produce the well and adjust the model based on the newly acquired data. Depending on the results of the second steam cycle, a third steam cycle is planned for late this year or early in 2005. To date the results of the second steam cycle are positive and are similar to results observed in other heavy oil steam flood

In November, 2004, the first part of the US$900,000 3-D seismic survey was begun at LAK Ranch. Some 3,800 receiver stations were surveyed and surveying of the source point locations was commenced. In December, 2004, Ivanhoe Energy (USA) Inc. reported the successful completion of the data acquisition phase of the 3D seismic survey, at the LAK Ranch project in NE Wyoming. The survey has yielded excellent quality data. Processing and interpretation of the 3D data is underway and is on course for defining high-resolution targets that should permit continued development of the LAK Ranch.

Plans have begun for an additional vertical well, located approximately 200 feet north of the existing horizontal well pair. This well will be used for pressure and/or temperature monitoring of steam injection and for calibrating the seismic survey with up-to-date sonic data. The vertical well location has been selected so that it may be used as a future steam injector. Drilling of the well was completed in March, 2005.

In addition, Pacific Geotechnical Associates, of Bakersfield, California has been retained to prepare an independent geologic/reservoir model incorporating all of the available LAK Ranch Project data. A great deal of this project data is now available in digital format from Ivanhoe Energy (USA) Inc., the project operator. New well data and 3-D seismic data will be integrated into the model as it becomes available.

2. The California Property. The Company owns a 2% royalty interest in the Harvester Property carried at a nominal value of $1 due to the uncertainty of realization.

3. The Utah Property. On October 26, 2004, the Company entered in to a letter of intent with Pioneer Oil and Gas ("Pioneer"), a Utah Corporation for the exclusive right to enter into a Participation agreement with Pioneer on or before January 18, 2005. The Company advanced Pioneer a $50,000 non-refundable deposit and in return was pledged an exclusivity period to carry out its due diligence with respect to acquiring certain overpressured gas leases in the Uinta Basin, Utah.

On January 18, 2005, the Company entered into a Participation Agreement with Pioneer to acquire an undivided Eighty-Five Percent (85%) working interest and an undivided Sixty-Eight (68%) net revenue interest in 13,189 acres located in Wasatch County, Utah, known as the "Uinta Basin". (See Exhibit 10-1)

The Company had an independent title search conducted on the acreage involved in the Participation Agreement and determined that Pioneer had good and marketable title to the leases. As such, on January 18, 2005, the Participation Agreement was duly signed and the balance of $656,279 was delivered to Pioneer to complete the closing. The total consideration paid to Pioneer to acquire the 13,189 acres was $706,279.

In addition, certain non-related parties were responsible for tabling the Uinta Basin Overpressured Gas Project to the Company. The Company issued 1,200,000 restricted common shares valued at $264,000 on February 7, 2005 to these parties for their efforts resulting in the acquisition of 13,189 acres in Wasatch County, Utah.

As part of the agreement, Pioneer has agreed to provide the Company with 2-D seismic data crossing the acreage, on a confidential basis. Any additional seismic that Pioneer or the Company may mutually agree to acquire over the acreage shall be paid entirely by the Company with the parties owning the data in the same proportion as their working interest in the acreage. In addition, the Company will be required to drill an initial test well at a location on the acreage mutually agreed upon by Pioneer and the Company. The Company will serve as the Operator in drilling the acreage and must drill the initial well prior to November 1, 2010.

The Company shall pay One Hundred Percent (100%) of all costs of drilling the first two wells drilled on the acreage along with 100% of all costs of logging or testing the wells. If either of the first two test wells is deemed a dry hole, the Company shall pay One Hundred Percent (100%) of all costs of plugging and abandoning such well(s) and restoration of the surface upon which the well(s) reached its authorized depth and completion of all tests deemed necessary by the Operator.

If the Company elects to complete either or both of the first two wells drilled on the acreage, the Company shall pay One Hundred Percent (100%) of all completion costs through the tanks along with any costs associated to hook up the well(s) to pipeline for the well(s) to be capable of producing into a commercial pipeline for sale. If the Company does not wish to participate in an attempted completion of a well, the Company shall so notify Pioneer within Twenty-Four (24) hours (excluding Saturday, Sunday and legal holidays) after reaching Casing Point and all electric logs have been received, at which time the provisions of Article VI of the Operating Agreement shall govern such completion attempt.

After the first two wells are drilled and if productive are hooked-up to a pipeline and capable of producing oil and gas in commercial quantities, the Company shall pay 85% of all costs of operating the first two wells and Pioneer shall pay 15% of the operation costs of such wells as reflected in their working interest ownership in such wells.

Subsequent wells drilled after the first two wells on the Contract Acreage shall require Pioneer to either farmout its interest on a well by well basis under
Article VI herein or participate or not participate for its interest in the well pursuant to the provisions contained in the Operating Agreement.

On November 10, 2004, the Company entered into an agreement with Golden Spirit Mining Ltd., a Company with directors in common, to sell a 40% working interest in the Uinta Basin Lease. Upon signing of the agreement, Golden Spirit was to issue 1,000,000 common shares 144-Registered as a non-refundable deposit to Avalon. Golden Spirit had a right to acquire the 40% working interest in the gas lease upon Avalon receiving a payment of US$750,000 on or before December 10, 2004. In return, Avalon will issue and deliver 2,000,000 shares of its common stock to Golden Spirit. Avalon did not receive the payment of US$750,000 and the agreement was terminated.

Our Mineral Properties

1. Deposit on the Acquisition of the Mayske Property, Ukraine

On September 22, 2003, the Company signed a Letter of Intent to acquire the Mayske Gold Property located in the Odessa Region, Ukraine. The Company intended to acquire a 75% interest in the property and possibly up to a 90% interest.
The Company issued 50,000 restricted common shares valued at $9,000 as a deposit towards the acquisition. An additional 450,000 restricted shares were to be issued when the additional 15% was acquired. The Company issued 15,000 common shares valued at $1,500 to an individual as consideration for representing the Company in the Ukraine. During the second quarter of 2004, the Company completed its due diligence in Ukraine and elected to abandoned this project and returned 50,000 restricted post-reverse split common shares valued at $9,000 and 15,000 post-reverse split common shares valued at $1,500 to the treasury for cancellation.

2. LSA Mineral Claims, Nevada. By Agreement dated January 26, 2004 and subsequent amendments dated March 8, 2004 and August 11, 2004 the Company agreed to acquire a ninety-percent (90%) interest in seven (7) lode mining claims known as the LSA claims, located in Lander County, Nevada. The Company issued 1,000,000 restricted common shares valued at $110,000 and paid $1,000 upon signing the agreement. Under the terms of the agreement(s), the Company paid $2,500 by April 26, 2004. Thereafter, on the last day of each month from May, 2004 to February, 2005, the Company must pay an additional $500 in cash. In addition the Company is required to issue $17,500 in restricted shares on June 30, 2005 to earn its ninety-percent (90%) interest. As of December 31, 2004, the Company has paid $4,500 towards the acquisition and has received an extension to June 30, 2005 to pay an additional $4,500 in cash and issue the share consideration.

The Company will be required to perform annual assessment work to keep the claims in good standing. The Company will have an independent engineering report prepared on the property, which will contain recommendations for a work program

Our Investment in Legacy Mining Ltd. On December 31, 2003, the Company agreed to settle $122,988 of the its receivable from Legacy Mining Ltd. ("Legacy") for the issue of 1,229,880 restricted shares of Legacy at a value of $0.10 per share representing a 9.8% interest in Legacy. These restricted shares were issued to the Company on February 20, 2004. Legacy is a non-reporting entity with a director in common with the Company. Legacy has applied to NASD for a listing on the pink sheets and intends to become a fully reporting company in 2005. The Company has written this investment down to $1 as of December 31, 2004 because management has determined that it is not recoverable within a reasonable period of time.

Employees. At December 31, 2004, Avalon Energy Corporation had 3 full time employees and 3 part time employees other than its Officers and Directors.

The Following are Material Subsequent Events (Occurring after December 31,
2004).

Private Placement

The Company completed a private placement of 5,950,000 Series A Units at $0.15 per unit for total proceeds of $892,500. Each Series A Unit issued by the Company was comprised of (i) one restricted share of the Company's $.001 par value common stock and (ii) a series "A" warrant which will enable the subscriber to acquire one share of the Company's $.001 par value common stock at a purchase price of $.50 per share for a period of eighteen months.

A finders fee of ten percent of the total proceeds is payable in the form of cash and/or restricted common shares of the Company, at the discretion of the finders. All of the finders elected to receive restricted shares and on February 7, 2005, the Company issued a total of 595,000 restricted common shares valued at $130,900 to the finders. In addition, a certain finder, a non-related corporation, will receive a 1.5% gross royalty of all revenue produced by the Unita Basin project and paid to the Company.

The proceeds from the sale of these units were used to meet the terms of the Participation Agreement with Pioneer Oil and Gas and to provide general working capital. (See Oil and Gas properties above).

Name Change

On March 2, 5005, the Company held a Special Meeting whereby the Board of Directors, by unanimous consent, adopted, effective March 22, 2005, the following amendments to its Articles of Incorporation:

A majority of the shares entitled to vote on such matters, approved the change of Registrant's name from Avalon Gold Corporation to "Avalon Energy Corporation" in accordance with Section 78.385 of the Nevada Revised Statute. On March 7, 2005 the Registrant filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada changing its name to Avalon Energy Corporation. Commensurate with the name change , the Company also took the necessary steps to change its symbol and CUSIP Number. Therefore, the Company's CUSIP Number has changed from 05343E 10 4 to 05343W 10 4. Effective on the open of business on March 22, 2005, the Company's symbol changed from AVGC to "AVLN".

ITEM 2.	DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Avalon Energy Corporation held the following property in the following amounts:

Property	        December 31, 2004	December 31, 2003
------------------------------------------------------------------
Cash and equivalents	US $ (2,187)	         US $ 2,262

Avalon Energy Corporation defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. Avalon Energy Corporation does not presently own any interests in real estate. Avalon Energy Corporation does not presently own any inventory or equipment.

Facilities. Avalon Energy Corporation does not own any real or personal property. Prior to August 1, 2000, Avalon Energy Corporation's President provided office space. However, as of August 1, 2000, Avalon Energy Corporation has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,050 per month for a period of 3 years and to be renewed for an additional 3 years at $2,050 per month. Avalon Energy Corporation also pays Holm Investments Ltd. $800 per month for office and secretarial services. Avalon Energy Corporation's principal corporate offices are located at 1288 Alberni Street, Suite 806, Vancouver, BC V6E 4N5.

ITEM 3.	LEGAL PROCEEDINGS.

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation. The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled. As of December 31, 2004, the Company is still in the legal process of having the certificate released.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Amendments to the Articles of Incorporation. See Material Subsequent Events - Name change above.

ITEM 5.	MARKET PRICE FOR THE AVALON ENERGY CORPORATION'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS.

As at December 31, 2004 there were approximately 2,000 holders of the outstanding shares of the Avalon Energy Corporation's $0.001 par value common stock. Avalon Energy Corporation participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the most recent trading symbol "AVLN". According to quotes provided by cbsmarketwatch.com, the Avalon Energy Corporation's common stock has closed at:

Quarter					        High	  Low
2003 First Quarter	                        $0.11	  $0.09
2003 Second Quarter	                        $0.05	  $0.05
2003 Third Quarter	                        $0.20     $0.20
2003 Fourth Quarter	                        $0.16	  $0.14
2004 First Quarter	                        $0.09     $0.06
2004 Second Quarter	                        $0.08	  $0.06
2004 Third Quarter	                        $0.14     $0.12
2004 Fourth Quarter 	                        $0.20	  $0.19

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

Common Stock. Avalon Energy Corporation is authorized to issue 200,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of Avalon Energy Corporation constitute equity interests in Avalon Energy Corporation entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. As of December 31, 2004, 22,630,492 shares of the Avalon Energy Corporation's common stock were issued and outstanding.

The holders of Avalon Energy Corporation's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of Avalon Energy Corporation or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors.

The holders of Avalon Energy Corporation's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to Avalon Energy Corporation's common stock. All of the outstanding shares of Avalon Energy Corporation's common stock are duly authorized, validly issued, fully paid and non-assessable.

Dividends. The holders of the Avalon Energy Corporation's common stock are entitled to receive dividends when, as and if declared by Avalon Energy Corporation's Board of Directors from funds legally available therefore; provided, however, that cash dividends are at the sole discretion of Avalon Energy Corporation's Board of Directors. In the event of liquidation, dissolution or winding up of Avalon Energy Corporation, the shareholders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of Avalon Energy Corporation and after provision has been made for each class of stock, if any, having preference in relation to Avalon Energy Corporation's common stock.

Avalon Energy Corporation has never declared or paid any dividends on its common stock. Avalon Energy Corporation does not intend to declare or pay any dividends in the foreseeable future.

Sales of Securities

On January 15, 2004, the Company issued 450,000 restricted shares of common stock valued at $54,000 pursuant to a two year investment banking services agreement with Y.E.N.N. Asset Management, a private company. The investment banker will provide access to investors and ongoing funding for the Company's investments.

On January 15, 2004, the Company issued 600,000 restricted shares of common stock valued at $72,000 pursuant to a two year investor relations services agreement with Inter-Orient Investments Ltd., a private compan .The investor relations corporation will provide such services as researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

The Company has been amortizing the costs of these services over the respective terms of the contracts. At December 31, 2004 the unamortized current portion of the prepaid service contracts totaled $193,462 and has been recorded as deferred compensation in the Statement of Stockholder's Equity.

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

On February 10, 2004, the Company filed a Registration Statement on Form S-8 to cover 2,500,000 shares of common stock to be issued pursuant to the Company's 2004 Stock Incentive and Option Plan (the "Plan").

On June 15, 2004, 2,500,000 shares pursuant to the 2004 Stock Incentive and Option Plan filed were granted. Of the total number of options granted, 800,000 were granted to consultants for which a consulting expense of $48,000 was recorded during the year representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 116%. During the year, a total of 2,500,000 shares of common stock were issued at a price of $.06 per share on the exercise of these stock options. A total of 691,667 of these stock options were exercised in exchange for the settlement of $41,500 of debt and 1,808,333 were exercised for cash proceeds of $108,500.

On July 9, 2004, a total of 210,000 shares of common stock previously issued for consulting services to be rendered in the amount of $19,000 were cancelled and returned to treasury.

On September 16, 2004, the Company filed a Registration Statement on Form S-8 to cover 4,800,000 shares of common stock to be issued pursuant to the Company's 2004 Stock Incentive and Option Plan (the "Plan").

On September 17, 2004, 4,800,000 shares pursuant to the 2004 Stock Incentive and Option Plan were granted. Of the total number of options granted, 4,150,000 were granted to consultants for which a consulting expense of $290,500 was recorded during the year representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 163%. During the year, a total of 4,800,000 shares of common stock were issued at a price of $.08 per share on the exercise of these stock options. A total of 1,725,000 of these stock options were exercised in exchange for the settlement of $138,000 of debt and 3,075,000 were exercised for cash proceeds of $246,000. A total of 3,300,000 shares of common stock out of the total of 4,800,000 shares were issued at a price of $.08 per share on the exercise of these stock options to four consultant optionees. These 3,300,000 shares were cancelled as the optionees did not meet the terms of the stock option agreements. The 3,300,000 shares were subsequently re-issued to new consultant optionees at a price of $.08 on the exercise of these stock options.

On October 1, 2004, the Company issued 100,000 restricted shares of common stock valued at $13,000 pursuant to a one year consulting agreement with an individual. The consultant will provide such services and advice to the Company in business development and strategy in connection with the Company's properties.

On November 24, 2004, a total of 65,000 shares of common stock previously issued for the acquisition of a mineral property in the amount of $10,500 were cancelled and returned to treasury.

On December 1, 2004 the Company issued 100,000 shares with a fair value of $20,000 in settlement of directors salaries.

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

Liquidity and Capital Resources. We had a bank overdraft of $ (2,187) as of December 31, 2004, compared to a cash balance of $ 2,262 at December 31, 2003. Our total current assets were $4,628 as of December 31, 2004, compared to total current assets of $3,783 at December 31, 2003. We do not believe that our available cash is sufficient to pay our day-to-day expenditures, therefore, we rely on management to provide the necessary funds to pay these day-to-day expenditures (See subsequent events - private placement). As of December 31, 2004, our total assets were $100,443, compared to total assets of $180,684 at December 31, 2003. The decrease in total assets was primarily due a reduction in the long term receivable from Golden Spirit Mining Ltd. in 2004.

Our total current liabilities were $45,733 as of December 31, 2004, represented by a bank overdraft of $2,187, $16,488 in accounts payable and $27,058 in amounts owing to related parties. Our total current liabilities were $312,094 as of December 31, 2003, represented by $19,622 in accounts payable and $292,473 in amounts owing to related parties.

Results of Operations. Avalon Energy Corporation has not yet realized any revenue from operations, nor does it expect to in the foreseeable future. Loss from operations decreased from $$2,170,465 in 2003 to $1,808,056 for the year ended December 31, 2004. Our net loss decreased slightly from 2003 to 2004 primarily because of a reduction in consulting fees and stock based compensation. The cash and equivalents constitute Avalon Energy Corporation's present internal sources of liquidity. Because Avalon Energy Corporation is not generating any significant revenues, Avalon Energy Corporation's only external source of liquidity is the sale of its capital stock and/or loan(s) from officers and shareholders.

From inception to December 31, 2004, Avalon Energy Corporation has incurred cumulative net losses of $14,574,360 resulting primarily from the write-down of $2,250,937 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of its investment in Legacy Mining Ltd. and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $2,925,810; office and general expenses of $2,022,694; professional fees of $808,017; interest expense of $98,282 and software development costs of $737,300.

Our Plan of Operation for the Next Twelve Months. Since inception, we have experienced significant losses. In order to address the going concern problem discussed in Avalon Energy Corporation's financial statements, Avalon Energy Corporation will require additional cash. Avalon Energy Corporation will also require additional cash to implement its business strategies, including cash for
(i) payment of increased operating expenses and (ii) further implementation of those business strategies. In January, 2005, Avalon completed a private placement financing for proceeds of $892,500. The majority of these funds were used to complete the acquisition of 13,189 acres of gas leases in the Uinta Basin, Utah for $706,279. The remainder of $186,221 will be used to provide working capital. No assurance can be given, however, that Avalon Energy Corporation will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the cash requirements of Avalon Energy Corporation to implement its business strategies. The inability of Avalon Energy Corporation to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial conditions of Avalon Energy Corporation and could severely threaten Avalon Energy Corporation's ability to operate as a going concern. We do not have a commitment for funds.

Avalon Energy Corporation anticipates that it will need to raise additional capital within the next 12 months in order to continue as a going concern. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of Avalon Energy Corporation's stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. We do not have a commitment for funds. If adequate funds are not available within the next 12 months, Avalon Energy Corporation may be required to curtail its operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require the Avalon Energy Corporation to relinquish rights to certain of its assets that Avalon Energy Corporation would not otherwise relinquish.

Avalon Energy Corporation does anticipate some expenditures within the next 12 months for its new acquisition in the Uinta Basin, Utah that should not affect its liquidity. Avalon will be seeking drilling permits in Utah and will incur costs towards an environmental study with respect to its 13,189 acres. However, if Avalon decides to undertake a drilling program on its Uinta Basin leases, it will be required to raise significant funding to drill. It is estimated that drilling one well in the Uinta Basin requires $3,000,000 to $5,000,000 USD, depending on the depth of the well. The Company may elect to raise funds for potential drilling through equity financing or possible joint venture partnerships. Avalon Energy Corporation does not anticipate any significant mineral exploration costs within the next 12 months, nor does the Avalon Energy Corporation anticipate that it will lease or purchase any significant equipment within the next 12 months. Avalon Energy Corporation does not anticipate a significant change in the number of its employees within the next 12 months.

Audit Committee As of the date of this Annual Report, Avalon Energy Corporation has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of Avalon Energy Corporation. When established, the audit committee's primary function will be to provide advice with respect to Avalon Energy Corporation's financial matters and to assist the board of directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor Avalon Energy Corporation's financial reporting process and internal control system; (ii) review and appraise the audit efforts of Avalon Energy Corporation's independent accountants; (iii) evaluate Avalon Energy Corporation's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide and open avenue of communication among the independent accountants, management and the board of directors.

The board of directors has considered whether the regulatory provision of non-audit service is compatible with maintaining the principal independent accountant's independence.

Audit Fees

Audit Fees As of the date of this Annual Report, Avalon Gold Corporation has incurred $ 13,000 (2003 -$14,600) as fees billed by its principal independent accountants for professional services rendered in connection with Avalon Gold Corporation's audited financial statements for the fiscal year ended December 31, 2004 and for fees billed by its principal for review of the Company's quarterly financial statements for 2004 file on Form 10-QSB.The Company did not incur any fees to its principal independent accountants for any other accounting, tax or non-audit services for the fiscal year ended 2004.

ITEM 7.	FINANCIAL STATEMENTS.



                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


 INDEPENDENT AUDITORS' REPORT..................................F-1

 BALANCE SHEETS................................................F-1

 STATEMENTS OF OPERATIONS......................................F-3

 STATEMENT OF STOCKHOLDERS' EQUITY.............................F-2 to F-13

 STATEMENTS OF CASH FLOWS......................................F-14

 NOTES TO FINANCIAL STATEMENTS.................................F-15 to F-34
======================================================================


                          INDEPENDENT AUDITORS' REPORT



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Avalon Energy Corporation (formerly Avalon Gold Corporation)

We have audited the balance sheets of Avalon Energy Corporation (an exploration stage company) as at December 31, 2004 and 2003 and the statements of operations, stockholders' equity and cash flows for the years then ended and for the period from January 1, 1996 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 2004 and 2003, and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended, and for the period from January 1, 1996 (inception) to December 31, 2004, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


"Dale Matheson Carr-Hilton LaBonte"


CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 9, 2005 except Note 11 which is as of March 31, 2005




                         AVALON ENERGY CORPORATION
                     (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)

                            BALANCE SHEETS

                                                            December 31,       December 31,
                                                               2004               2003
                                 ASSETS                     -----------        ----------

CURRENT ASSETS
  Cash                                                       $       -        $    2,262
  Taxes recoverable                                                610             1,521
  Prepaid Expenses                                               4,018                 -
                                                             ----------        ----------
                                                                 4,628             3,783

DUE FROM GOLDEN SPIRIT MINERALS LTD. (Note 8)                   45,812           167,899
INVESTMENT IN LEGACY MINING LTD (Note 3)                             1                 -
DEPOSIT ON ACQUISITION OF MINERAL PROPERTY (Note 4)                  -             9,000
DEPOSIT ON OIL AND GAS PROPERTIES (Note 5)                      50,002                 2
                                                            ----------         ---------
                                                          $    100,443        $  180,684
                                                            ==========         =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                         $       2,187        $       -
  Accounts payable and accrued liabilities                      16,488            19,621
  Due to related parties (Note 8)                               27,058           292,473
                                                            ----------         ---------
                                                                45,733            22,094
                                                            ----------         ---------
CONTINGENCIES (Note 1 and 9)

STOCKHOLDERS' EQUITY (Note 7)
  Common stock, $.001 par value, 200,000,000
   shares authorized 22,630,492 (2003 -
   9,305,492) shares issued and outstanding                    62,346             49,021
   Additional paid-in capital                              19,231,419         17,751,644
  Deferred Compensation (Note 6)                             (193,462)          (473,044)
  Share subscriptions receivable                                    -           (232,094)
  Deficit accumulated during exploration stage            (18,906,705)        (7,266,937)
                                                            ----------         ---------
                                                               54,710           (131,410)
                                                            ----------         ---------
                                                         $    100,443        $   180,684
                                                            ==========         =========

The accompanying notes are an integral part of these financial statements


                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)


                                                                                      Cumulative
                                                      Year ended      Year ended    from January 1,
                                                     December 31,    December 31,      1996 to
                                                         2004            2003         December 31,
                                                                                         2004
                                                     -----------     -----------     -----------
GENERAL AND ADMINISTRATIVE EXPENSES
 Litigation settlement                              $          -    $          -    $  2,291,070
 Management and consulting fees                          634,939         819,438       2,925,810
 Consulting fees - stock basedcompenstaion (Note 2)      338,500         651,000         989,500
 Exploration Costs (Note 4)                              112,498               -         112,498
 Loss on settlement of debt (Note 7)                      62,000               -         718,784
 General and administrative                              448,072         455,465       2,022,694
 Professional fees                                        83,579         159,562         808,017
 Interest expense                                              -               -          98,282
 Software development costs                                    -               -         737,300
                                                     -----------     -----------      -----------
LOSS BEFORE THE FOLLOWING                              1,679,768       2,085,465      10,740,135

Write-down of investment in Legacy Mining Ltd.           128,288               -         128,288
Write-down of  oil and gas properties                          -               -       1,406,000
Write-down of interest in ACGT Corporation                     -               -       2,225,937
Loss on Iceberg Drive Inn Investment                           -          85,000          85,000
                                                     ------------    ------------    ------------


NET LOSS FOR THE YEAR                               $ (1,808,056)   $ (2,170,465)  $ (14,446,072)
                                                      ===========     ===========    ============



BASIC NET LOSS PER SHARE                            $      (0.10)   $      (0.43)
                                                      ===========     ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            18,534,786       5,090,551
                                                      ===========     ===========

The accompanying notes are an integral part of these financial statements



                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE PERIOD FROM JANUARY 1, 1996
             (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2004





                                                                                                  Additional
                                                              Number of                           Paid In       Deferred
                                                              shares              Amount          Capital       Compensation
                                                             ----------         ----------        -----------   ------------

Balance, January 1, 1996                                        499,499        $       499      $   4,361,401   $       -

Shares issued to settle litigation- Jan. 9, 1996                 50,000                 50          2,469,832           -

Net loss for the year ended December 31, 1996                         -                  -                  -           -
                                                             ----------         ----------        -----------   -----------
Balance, December 31, 1996                                      549,499                549          6,831,233           -

Shares issued to settle note payable and accrued interest-
 Jan.25, 1997                                                   500,000                500            476,500           -

Shares issued for services at $.75 per share-April 15, 1997      55,000                 55             41,195           -

Shares issued for services at $.25 per share-May 26, 1997       415,000                415            105,085           -

Net loss for the year ended December 31, 1997                         -                  -                  -           -
                                                             ----------         ----------        -----------   -----------
Balance, December 31, 1997                                    1,519,499              1,519          7,454,013           -

Shares issued for services at $.12 per share-Dec. 28, 1998      200,000                200             23,800           -

Shares issued for services at $.05 per share-Dec. 28, 1998       15,000                 15                735           -

Net loss for the year ended December 31, 1998                         -                  -                  -           -
                                                             ----------         ----------        -----------   -----------
Balance, December 31, 1998                                    1,734,499              1,734          7,478,548           -

Shares issued for services at $.228-Dec. 28, 1999               160,000                160             36,340           -

Net loss for the year ended December 31, 1999                         -                  -                  -           -
                                                             ----------         ----------        -----------   -----------
Balance, December 31, 1999                                    1,894,499              1,894          7,514,888           -

Correction of treasury stock                                          -                  -           (199,167)          -

Shares issued for software development at $.30 per
share-March 23, 2000                                          2,000,000              2,000            598,000           -

Shares issued for services and interest at $.10 per
share-Sept.22, 2000                                             132,500                133             13,117           -

Shares issued for interest in oil and gas property at
 $.29 per share-Sept22, 2000                                  5,500,000              5,500          1,589,500           -

Shares issued for services at $.75 per share-Nov.6, 2000        474,402                474            355,326           -

Share reconciliation                                               (968)                (1)                 -           -

Net loss for the year ended December 31, 2000                         -                  -                  -           -
                                                             ----------         ----------        -----------   -----------
Balance, December 31, 2000                                   10,730,433       $     10,730      $  10,177,534  $        -
                                                             ----------         ----------        -----------   -----------

The accompanying notes are an integral part of these financial statements


                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE PERIOD FROM JANUARY 1, 1996
             (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2004
                                  (continued)


                                                                                 Deficit
                                                                                 accumulated
                                                                                 during the
                                                                Treasury         development
                                                                  Stock          stage                Total
                                                               ----------       -----------        ----------

Balance, January 1, 1996                                      $ (199,167)    $  (4,460,633)     $   (297,900)

Shares issued to settle litigation retroactively restated              -                -           2,469,882

Net loss for the year ended December 31, 1996                          -        (2,726,232)        (2,726,232)
                                                               ---------       -----------         ----------
Balance, December 31, 1996                                      (199,167)       (7,186,865)          (554,250)

Shares issued to settle note payable and accrued interest              -                -             477,000

Shares issued for services at $.75 per share-April 15, 1997            -                -              41,250

Shares issued for services at $.25 per share-May 26, 1997              -                -             105,500

Net loss for the year ended December 31, 1997                          -          (93,933)            (93,933)
                                                               ---------        -----------         ----------
Balance, December 31, 1997                                      (199,167)      (7,280,798)            (24,433)

Shares issued for services at $.12 per share-Dec. 28, 1998             -                 -             24,000

Shares issued for services at $.05 per share-Dec. 28, 1998             -                 -                750

Net loss for the year ended December 31, 1998                          -           (45,655)           (45,655)
                                                                ---------        -----------        ----------
Balance, December 31, 1998                                      (199,167)       (7,326,453)           (45,338)

Shares issued for services at $.228-Dec. 28, 1999                      -                 -             36,500

Net loss for the year ended December 31, 1999                          -           (26,218)           (26,218)
                                                                ---------         -----------        ----------
Balance, December 31, 1999                                      (199,167)       (7,352,671)           (35,056)

Correction of treasury stock                                     199,167                 -                 -

Shares issued for software development at $.30 per
share-March 23, 2000                                                   -                 -            600,000

Shares issued for services and interest at $.10 per
share-Sept. 22, 2000                                                   -                 -             13,250

Shares issued for interest in oil and gas property at
 $.29 per share-Sept.22,2000                                           -                 -          1,595,000

Shares issued for services at $.75 per share-Nov. 6, 2000              -                 -            355,800

Shares reconciliation                                                  -                 -                 (1)

Net loss for the year ended December 31, 2000                          -         (1,223,108)       (1,223,108)
                                                                 ---------       -----------        ----------
Balance, December 31, 2000                                    $        -      $  (8,575,779)        1,612,485
                                                                 ---------       -----------        ----------

The accompanying notes are an integral part of these financial statements


                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE PERIOD FROM JANUARY 1, 1996
             (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2004
                                  (continued)




                                                                                        Additional
                                                    Number of                           Paid In          Deferred
                                                    shares              Amount          Capital          Compensation
                                                   ----------         ----------        -----------       -----------

Balance forward, December 31, 2000                 10,730,433        $    10,730       $   10,177,534  $          -

Common stock subscriptions, 1,000,000 at
$.70 net of finder's fee of $70,000- Jan. 30,
2001                                                        -                  -                    -             -

Shares issued for Harvester finder's fee at
$.585 per share-Feb. 27, 2001                          50,000                 50               29,200             -

Shares issued for debt at $.72 per
share-March 27, 2001                                  431,274                431              310,086             -

Shares issued for cash at $.50 per
share-July 13, 2001                                   350,000                350              174,650             -

Shares issued for debt at $.50 per
share-Aug. 15, 2001                                   434,458                435              216,794             -

Common stock subscriptions, 6,000 at $.50
per share-July 10, 2001                                     -                  -                    -             -

Shares issued for cash at $.30 per share,
net of finder's fee of $30,000-Oct. 12, 2001        1,000,000              1,000              269,000             -

Shares issued for debt at $.40 per
share-Nov. 5, 2001                                    528,333                528              210,805             -

Shares issued for deferred compensation at $.47 per
share-Nov. 15, 2001                                   200,000                200               93,800       (94,000)

Deferred compensation expense recorded in the year          -                  -                    -         3,917

Net loss for the year ended December 31, 2001               -                  -                    -             -
                                                  -----------         ----------          -----------     ----------
Balance, December 31, 2001                         13,724,498        $    13,724       $   11,481,869  $    (90,083)

Shares returned to treasury and cancelled
Jan. 21, 2002                                         (47,500)               (47)              (9,453)            -

Shares issued for stock subscriptions
Jan. 31, 2002                                         100,000              1,000              629,000             -

Shares issued for services at $.34 per
share-Feb. 19, 2002                                   916,108                916              310,562             -

Shares issued for acquisition rights at
$.33 per share-March 6, 2002                        4,000,000              4,000            1,316,000             -

Shares issued for services at $.34 per
share-March 31, 2002                                  350,000                350              118,650             -

Shares issued for acquisition rights at
$.14 per share-May 21, 2002                         4,297,213              4,297              597,313             -

Shares issued for cash at $.50 per
share-Sept. 5, 2002                                     6,000                  6                2,994             -

Shares issued for services at $.08 per
share-Sept. 5, 2002                                 2,120,000               2,120             167,480             -

Shares issued for services at $.08 per
share-Sept. 5, 2002                                   400,000                 400              31,600             -
                                                  -----------         -----------         -----------       ---------
Balance December 11, 2002                          26,666,319         $    26,666       $  14,613,115     $  (90,083)
                                                  -----------         -----------         -----------       ---------



                   The accompanying notes are an integral part of these financial statements

                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE PERIOD FROM JANUARY 1, 1996
             (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2004
                                  (continued)


                                                                       Deficit
                                                                       accumulated
                                                                       during the
                                                           Stock       development
                                                         subscribed    stage                 Total
                                                         ---------   -----------          ----------

Balance forward, December 31, 2000                    $          -   $  (8,575,779)     $  1,612,485

Common stock subscriptions, 1,000,000 at
$.70 net of finder's fee of $70,000- Jan. 30,
2001                                                       630,000               -           630,000

Shares issued for Harvester finder's fee at
$.585 per share-Feb. 27, 2001                                    -               -            29,250

Shares issued for debt at $.72 per
share-March 27, 2001                                             -               -           310,517

Shares issued for cash at $.50 per
share-July 13, 2001                                              -               -           175,000

Shares issued for debt at $.50 per
share-Aug. 15, 2001                                              -               -           217,229

Common stock subscriptions, 6,000 at $.50
per share-July 10, 2001                                      3,000               -             3,000

Shares issued for cash at $.30 per share,
net of finder's fee of $30,000-Oct. 12, 2001                     -               -           270,000

Shares issued for debt at $.40 per
share-Nov. 5, 2001                                               -               -           211,333

Shares issued for defered compensation at $.47 per
share-Nov. 15, 2001                                              -               -                 -

Deferred compensation expense recorded in the year               -               -              3,917

Net loss for the year ended December 31, 2001                    -       (3,120,340)       (3,120,340)
                                                        ----------      ------------       -----------
Balance, December 31, 2001                            $    633,000    $ (11,696,119)     $    342,391
                                                        ------------    ------------       ------------
Shares returned to treasury and cancelled
Jan. 21, 2002                                                    -                -            (9,500)

Shares issued for stock subscriptions
Jan. 31, 2002                                             (630,000)               -                 -

Shares issued for services at $.34 per
share-Feb. 19, 2002                                              -                -           311,478

Shares issued for acquisition rights at
$.33 per share-March 6, 2002                                     -                -         1,287,000

Shares issued for services at $.34 per
share-March 31, 2002                                             -                -           119,610

Shares issued for acquisition rights at
$.14 per share-May 21, 2002                                      -                -           601,610

Shares issued for cash at $.50 per
share-Sept. 5, 2002                                         (3,000)               -                 -

Shares issued for services at $.08 per
share-Sept. 5, 2002                                              -                -           169,600

Shares issued for services at $.08 per
share-Sept. 5, 2002                                         32,000                -            32,000
                                                        ----------       ------------      -----------
Balance, December 11, 2002                              $        -     $ (11,696,119)     $ 2,853,579
                                                        ----------      -------------      -----------

The accompanying notes are an integral part of these financial statements

                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE PERIOD FROM JANUARY 1, 1996
             (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2004
                                  (continued)




                                                                                        Additional
                                                    Number of                           Paid In          Deferred
                                                    shares              Amount          Capital          Compensation
                                                   ----------         ----------        -----------       ----------

Balance December 11, 2002                          26,666,319         $   26,666       $  14,613,115    $  (90,083)

Share consolidation, 1:10 on December 12, 2002    (23,999,688)                 -                   -             -
                                                  -------------       -----------       ------------      ----------
Balance forward,December 12,2002 after 1:10 split   2,666,631         $   26,666       $  14,613,115    $  (90,083)

Shares issued for deferred compensation at
$.12 per share-Dec. 13, 2002                        6,500,000              6,500             773,500      (780,000)

Shares issued for services at $,12 per
share-Dec. 16, 2002                                 3,690,000              3,690             439,110             -

Deferred compensation expense recorded in the year          -                  -                   -        44,707

Net loss for the year ended December 31, 2002               -                  -                   -             -
                                                  ------------        ------------      -------------     ----------
Balance, December 31, 2002                         12,856,631         $   36,856       $  15,825,725    $ (825,376)
                                                  ------------        ------------      -------------     ----------

Shares issued for stock options at $.15 - Jan.2,
2003                                                  300,000                300              44,700             -

Shares issued for stock options at $.15 - Jan.24,
2003                                                  100,000                100              14,900             -

Shares issued for stock options at $.15 - Feb 18,
2003                                                  100,000                100              14,900             -

Shares issued for stock options at $.15 - Feb 25,
2003                                                  250,000                250              37,250             -

, Shares issued for stock options at $.15 - Mar. 3,
2003                                                1,950,000              1,950             290,550             -

Shares returned to treasury and cancelled - Mar.
6, 2003                                                (1,333)                (1)             (5,499)            -

Shares issued for cash at $.125 per share - Mar.
17, 2003                                              800,000                800              99,200             -

Shares issued for stock options at $.15 - May 12,
2003                                                  700,000                700             104,300             -

Shares issued for stock options at $.15 - May 30,
2003                                                  700,000                700             104,300             -

Shares issued for stock options at $.03 - June 13,
2003                                                  900,000                900              26,100             -

Shares issued for stock options at $.03 - June 23,
2003                                                  300,000                300               8,700             -

Shares issued for stock options at $.03 - June 26,
2003                                                  100,000                100               2,900             -

Shares returned to treasury and cancelled - July
11, 2003                                             (800,000)              (800)            (39,000)            -

Shares issued for stock options at $.03 - July 24,
2003                                                  325,000                325               9,425             -

Shares issued for stock options at $.03 - August
1, 2003                                               275,000                275               7,975             -

Shares issued for stock options at $.03 - August
3, 2003                                               100,000                100               2,900             -

Shares issued for stock options at $.03 - August
11, 2003                                              225,000                225               6,525             -

Shares issued for stock options at $.03 - August
14, 2003                                               75,000                 75               2,175             -

Shares issued for stock options at $.03 - August
14, 2003                                              425,000                425              16,575             -

Shares issued for stock options at $.04 - August
29, 2003                                            1,275,000              1,275              79,725             -
                                                   ----------             -------         ----------           ----
Balance, September 7, 2003                         20,955,298           $ 44,955       $  16,624,126    $ (825,376)

Share consolidation, 1:4 on September 8, 2003     (15,716,473)                 -                   -             -
                                                   ----------             -------         ----------           -----

 The accompanying notes are an integral part of these financial statements

                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE PERIOD FROM JANUARY 1, 1996
             (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2004
                                  (continued)


                                                                          Deficit
                                                                          accumulated
                                                                          during the
                                                             Stock        development
                                                           subscribed     stage                Total
                                                            ----------   -----------        ----------

Balance December 11, 2002                                 $        -    $(11,696,119)        $ 2,853,579

Share consolidation, 1:10 on December 12, 2002                     -               -                 -
                                                            ----------   -------------       -----------
Balance forward,December 12,2002 after 1:10 split         $        -    $(11,696,119)        $ 2,853,579

Shares issued for deferred compensation at
$.12 per share-Dec. 13, 2002                                       -               -                   -

Shares issued for services at $,12 per
share-Dec. 16, 2002                                                -               -             442,800

Deferred compensation expense recorded in the year                 -               -              44,707

Net loss for the year ended December 31, 2002                      -      (3,360,353)         (3,360,353)
                                                            ----------    ------------        ------------
Balance, December 31, 2002                                $        -   $ (15,056,472)        $   (19,267)
                                                            ----------   -------------       ------------

Shares issued for stock options at $.15 - Jan.2,
2003                                                               -               -              45,000

Shares issued for stock options at $.15 - Jan.24,
2003                                                               -               -              15,000

Shares issued for stock options at $.15 - Feb 18,
2003                                                               -               -              15,000

Shares issued for stock options at $.15 - Feb 25,
2003                                                               -               -              37,500

Shares issued for stock options at $.15 - Mar. 3,
2003                                                               -               -             292,500

Shares returned to treasury and cancelled - Mar.
6, 2003                                                            -               -              (5,500)

Shares issued for cash at $.125 per share - Mar.
17, 2003                                                           -               -             100,000

Shares issued for stock options at $.15 - May 12,
2003                                                               -               -             105,000

Shares issued for stock options at $.15 - May 30,
2003                                                               -               -             105,000

Shares issued for stock options at $.03 - June 13,
2003                                                               -               -              27,000

Shares issued for stock options at $.03 - June 23,
2003                                                               -               -               9,000

Shares issued for stock options at $.03 - June 26,
2003                                                               -               -               3,000

Shares returned to treasury and cancelled - July
11, 2003                                                           -               -             (40,000)

Shares issued for stock options at $.03 - July 24,
2003                                                               -               -               9,750

Shares issued for stock options at $.03 - August
1, 2003                                                            -               -               8,250

Shares issued for stock options at $.03 - August
3, 2003                                                            -               -               3,000

Shares issued for stock options at $.03 - August
11, 2003                                                           -               -               6,750

Shares issued for stock options at $.03 - August
14, 2003                                                           -               -               2,250

Shares issued for stock options at $.03 - August
14, 2003                                                           -               -              17,000

Shares issued for stock options at $.04 - August
29, 2003                                                           -               -              51,000
                                                                 ----    ------------          ----------
Balance, September 7, 2003                                         -    $ (15,056,473)       $   787,233

Share consolidation, 1:4 on September 8, 2003                      -               -                   -
                                                                 -----    ------------          ----------

       The accompanying notes are an integral part of these financial statements

                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE PERIOD FROM JANUARY 1, 1996
             (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2004
                                  (continued)




                                                                                         Additional
                                                    Number of                              Paid In       Deferred
                                                    shares              Amount             Capital    	 Compensation
                                                   ----------         ----------         -----------     ----------
Balance forward, September 8, 2003 after 1:4 split  5,238,825         $   44,955       $  16,624,126    $ (825,376)

Shares issued for services at $.30 per share -
October 3, 2003                                       276,667                277              82,723             -

Shares issued for stock options at $.19 - October
3, 2003                                               425,000                425              80,325             -

Shares issued for stock options at $.19 - October
6, 2003                                               150,000                150              28,350             -

Shares issued for stock options at $.21 - October
21, 2003                                              400,000                400              63,600             -

Shares issued for stock options at $.11 - October
24, 2003                                              111,125                111              12,113             -

Shares issued for stock options at $.09 - October
27, 2003                                              400,000                400              35,600             -

Shares issued for mining property at $.18 -
October 27, 2003                                       50,000                 50               8,950             -

Shares issued for stock options at $.08 - November
3, 2003                                               435,000                435              34,365             -

Shares issued for stock options at $.08 - November
12, 2003                                              500,000                500              39,500             -

Shares issued for stock options at $.08 - November
13, 2003                                              185,000                185              14,615             -

Shares issued for stock options at $.08 - November
18, 2003                                              645,000                645              50,955             -

Shares issued for stock options at $.08 - November
24, 2003                                              548,875                548              43,362             -

Shares returned to treasury and cancelled -
December 15, 2003                                     (60,000)               (60)            (17,940)            -

Share reconciliation                                        -                  -                  (1)            -

Stock Based Compensation                                    -                  -             651,000             -

Deferred compensation expense recorded in the year          -                  -                   -       352,332

Net loss for the year ended December 31, 2003               -                  -                   -             -
                                                   ----------             --------        ----------      ---------
Balance, December 31, 2003                          9,305,492           $ 49,021        $ 17,751,644    $ (473,044)
                                                   ----------             --------        ----------      ---------

                           The accompanying notes are an integral part of these financial statements


                        AVALON ENERGY CORPORATION
                   (Formerly Avalon Gold Corporation)
                       (An Exploration Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM JANUARY 1, 1996
           (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2004
                             (continued)


                                                                        Deficit
                                                                        accumulated
                                                          Share         during the
                                                       subscription     development
                                                        receivable      stage              Total
                                                       ----------     -----------        ----------

Balance forward, September 8, 2003 after 1:4 split    $       -      $ (15,056,473)    $ 1,479,408

Shares issued for services at $.30 per share -
October 3, 2003                                               -                 -           83,000

Shares issued for stock options at $.19 - October
3, 2003                                                       -                 -           80,750

Shares issued for stock options at $.19 - October
6, 2003                                                       -                 -           28,500

Shares issued for stock options at $.21 - October
21, 2003                                                      -                 -           64,000

Shares issued for stock options at $.11 - October
24, 2003                                                (10,984)                -            1,240

Shares issued for stock options at $.09 - October
27, 2003                                                (36,000)                -                -

Shares issued for mining property at $.18 -
October 27, 2003                                              -                 -            9,000

Shares issued for stock options at $.08 - November
3, 2003                                                 (34,800)                -                -

Shares issued for stock options at $.08 - November
12, 2003                                                (40,000)                -                -

Shares issued for stock options at $.08 - November
13, 2003                                                (14,800)                -                -

Shares issued for stock options at $.08 - November
18, 2003                                                (51,600)                -                -

Shares issued for stock options at $.08 - November
24, 2003                                                (43,910)                -                -

Shares returned to treasury and cancelled -
December 15, 2003                                             -                 -          (18,000)

Share reconciliation                                          -                 -                -

Stock Based Compensation                                      -                 -          651,000

Deferred compensation expense recorded in the year            -                 -          352,332

Net loss for the year ended December 31, 2003                 -         (2,170,465)     (2,170,465)
                                                        ---------      ------------     ------------
						     $  (232,094)    $ (17,226,938)   $   (131,410)
Balance, December 31, 2003                              ---------      ------------     ------------



   The accompanying notes are an integral part of these financial statements


                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE PERIOD FROM JANUARY 1, 1996
             (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2004
                                  (continued)




                                                                                               Additional
                                                               Number of                       Paid In        Deferred
                                                                 shares          Amount        Capital        Compensation
                                                             ----------       ----------      -----------     ----------
Balance carried forward	                                        9,305,492     $  49,021	      $ 17,751,644   $ (473,044)

Shares issued for services at $0.12 - January 15, 2004          1,050,000	  1,050	           124,950	      -

Share subscriptions received - January 21, 2005	                        -	      -	                 -            -

Shares issued for debt at $0.11 - February 11, 2004	        1,550,000         1,550	           168,950            -

Shares issued for mineral property at $0.11 - February 27, 2004	1,000,000	  1,000	           109,000	      -

Shares issued for debt at $0.08 - May 26, 2004	                2,500,000	  2,500	           197,500	      -

Shares issued for stock options at $0.06 - July 7, 2004	        1,375,000	  1,375	            81,125            -

Shares returned and cancelled - July 9, 2004	                 (210,000)	   (210)	   (18,790)           -

Shares issued for stock options at $.08 - September 17,2004 	1,000,000	  1,000	            79,000	      -

Shares returned and cancelled - September 28, 2004	       (1,000,000)	 (1,000)	   (79,000)	      -

Shares issued for stock options at $.06 - September 28, 2004	1,125,000	  1,125	            66,375	      -

Shares issued for services at $0.12  - October 1, 2004            100,000	    100	            12,900	      -

Shares issued for stock options at $.08 - October 7, 2004	  600,000	    600	            47.400	      -

Shares issued for stock options at $.08 - November 22, 2004     3,300,000	  3,300	           260,700	      -

Shares issued for stock options at $.08 - November 23, 2004	  700,000	    700	            55,300	      -

Shares returned and cancelled - November 23, 2004	         (300,000)	   (300)	   (23,700)	      -

Shares returned and cancelled - November 24, 2004	          (65,000)	    (65)	   (10,435)	      -

Shares issued for salaries - December 1, 2004                     100,000	    100	            19,900	      -

Shares returned and cancelled - November 23, 2004	       (2,000,000)	 (2,000)	  (158,000)	      -

Shares issued for stock options at $0.08 - December 8, 2004	1,250,000	  1,250	            98,750	      -

Shares issued for stock options at $0.08 - December 13, 2004	  475,000	    475	            37,525	      -

Shares issued for stock options at $0.08 - December 16, 2004	  775,000	    775	            61,225	      -

Stock Based Compensation	                                        -	      -	           338,500	      -

Deferred compensation expense recorded in the year                      -             -                  -      279,582

Net loss for the year ended December 31, 2004	                        -	      -	                 -	      -
			                                      ------------      ---------       -----------    ---------
Balance, December 31, 2004	                               22,630,492     $	 62,346       $ 19,231,419   $ (193,462)      -
                                                              ============      =========       ============   =========

                      The accompanying notes are an integral part of these financial statements


                            AVALON ENERGY CORPORATION
                        (Formerly Avalon Gold Corporation)
                          (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD FROM JANUARY 1, 1996
              (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2004
                                   (continued)


                                                                                      Deficit
                                                                                      accumulated
                                                                    Share             during the
                                                                 subscriptions        development
                                                                  receivable          stage              Total
                                                                   ----------        -----------      ----------
Balance carried forward	                                          $ (232,094)        $(17,226,937)    $(131,410)

Shares issued for services at $0.12 - January 15, 2004           	   -                  -         126,000

Share subscriptions received - January 21, 2005	                     232,094                  -         232,094

Shares issued for debt at $0.11 - February 11, 2004                        -                  -         170,500

Shares issued for mineral property at $0.11 - February 27, 2004  	   -                  -         110,000

Shares issued for debt at $0.08 - May 26, 2004	                 	   -                  -         200,000

Shares issued for stock options at $0.06 - July 7, 2004                    -	              -          82,500

Shares returned and cancelled - July 9, 2004                               -                  -         (19,000)

Shares issued for stock options at $.08 - September 17,2004      	   -                  -          80,000

Shares returned and cancelled - September 28, 2004                         -                  -         (80,000)

Shares issued for stock options at $.06 - September 28, 2004               -                  -          67,500

Shares issued for services at $0.12  - October 1, 2004           	   -                  -          13,000

Shares issued for stock options at $.08 - October 7, 2004        	   -                  -          48,000

Shares issued for stock options at $.08 - November 22, 2004      	   -                  -         264,000

Shares issued for stock options at $.08 - November 23, 2004      	   -                  -          56,000

Shares returned and cancelled - November 23, 2004	         	   -                  -         (24,000)

Shares returned and cancelled - November 24, 2004                	   -                  -         (10,500)

Shares issued for salaries - December 1, 2004                    	   -                  -          20,000

Shares returned and cancelled - November 23, 2004                	   -                  -        (160,000)

Shares issued for stock options at $0.08 - December 8, 2004                -                  -         100,000

Shares issued for stock options at $0.08 - December 13, 2004     	   -                  -          38,000

Shares issued for stock options at $0.08 - December 16, 2004     	   -                  -          62,000

Stock Based Compensation	                                 	   -                  -         338,500

Deferred compensation expense recorded in the year                         -                  -         279,582

Net loss for the year ended December 31, 2004	                           -         (1,808,056)     (1,808,056)
		                                                        ----	    -------------   ------------
Balance, December 31, 2004                                          $      -     $  (19,034,993)         54,710
                                                                        =====       =============   ============

                  The accompanying notes are an integral part of these financial statements


                            AVALON ENERGY CORPORATION
                     (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                             Cumulative
                                                            Year ended      Year ended      from January 1,
                                                            December 31,    December 31,        1996 to
                                                              2004             2003          December 31,
                                                                                                 2004
                                                           -----------     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the year	                                 $ (1,808,056)    $ (2,170,465)   $ (14,446,072)
 Adjustments to reconcile net loss to
  net cash from operating activities:
  - fees and services paid for with common shares             907,582	       693,582	      2,879,792
  - stock based compensation	                              338,500	       651,000	        989,500
  - interest paid for with common shares	                    -	             -	         80,872
  - loss on settlement of debt	                               62,000	             -	        718,784
  - software development costs paid for with common shares	    -	             -	        600,000
  -  non cash exploration costs	                              110,000	             -	        110,000
  - write-down of interest in oil and gas properties	            -	             -	      2,250,937
  - write-down of investment in Legacy Mining                 128,000                -          128,000
  - write-down of interest in ACGT Corporation	                    -	             -	      1,406,000
  - loss on Iceberg Drive Inn investment	                    -	        85,000	         85,000
  - other non-cash expenses	                                    -	             -	      2,557,382
	                                                 -------------    -------------     ------------
	                                                     (261,686)	      (740,883)	     (2,767,805)
  - net changes in working capital items 	             (312,678)	       (15,615)	        266,341
                                                         -------------    -------------     ------------
CASH FLOWS USED IN OPERATING ACTIVITIES	                     (574,364)	      (756,498)	     (2,501,464)
			                                 -------------    -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in Iceberg Acquisition Corporation	                    -	       (95,000)	       (120,000)
 Interest in oil and gas properties	                      (50,000)	             -	       (734,934)
                                                         -------------    -------------     -------------
CASH FLOWS USED IN INVESTING ACTIVITIES	                      (50,000)	       (95,000)	       (854,934)
			                                 -------------    -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Bank overdraft	                                               (2,187)	        (1,934)	         (2,187)
 Net proceeds on sale of common stock	                      354,500	       745,240	      1,549,740
 Net proceeds (receivable) from common stock subscriptions	    -	             -	        633,000
 Net advances (to) from related parties	                      265,415	       110,454	        751,471
 Advances receivable	                                            -	             -	        420,000
                                                         -------------    -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES	                      622,102	       853,760	      3,352,024
			                                 -------------    -------------     -------------
INCREASE (DECREASE) IN CASH	                               (2,262)	         2,262	              -

CASH, BEGINNING OF YEAR	                                        2,262	             -	              -
		                                         -------------    -------------     --------------
CASH, END OF YEAR	                               $            -	  $      2,262	   $          -
                                                         =============    =============     ==============

Supplemental cash flow information (See Note 9)


The accompanying notes are an integral part of these financial statements


                          AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1- NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The Company underwent a name change to Asdar Group on December 10, 1997, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on March 3, 2003, a name change to Avalon Gold Corporation on September 8, 2003 and a name change to Avalon Energy Corporation on March 22, 2004. The Company was dormant from 1991 to 1996 and currently has no revenue generating operations. In accordance with SFAS #7, the Company was considered a development stage company since January 1, 1996 and as a result of changing its business focus to acquisition and exploration of mineral properties is considered to be an exploration stage company.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has incurred losses of $19,034,993 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its mineral properties. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Mineral property costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at December 31, 2004, any potential costs relating to the retirement of the Company's mineral property interest are not yet determinable.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31, 2004, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of December 31, 2004, all of the Company's oil and gas properties were unproved and were excluded from depletion. At December 31, 2004, management believes none of the Company's unproved oil and gas properties were considered impaired.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Long Term Investment

The Company's investment in Legacy Mining Ltd. is considered an available-for-sale security and as such the carrying value is adjusted to market at the end of each quarter. As required by SFAS 130, unrealized gains and losses on this investment are recorded as a component of accumulated other comprehensive income and are recorded as a component of net income when realized. However, if there is a permanent decline in the available-for-sale securities, this adjustment is taken into income in the period. At December 31, 2004 management has determined that there has been no unrealized gain or loss on this investment.

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107. Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including bank overdraft and accounts payable approximate carrying value due to the short-term maturity of the instruments.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2003.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 7:

                                               December 31,       December 31,
                                                   2004               2003
                                               ------------       ------------
Net loss                        As reported   $  (1,808,056)     $  (2,170,465)
SFAS 123 compensation expense   Pro-forma          (147,500)	      (370,300)
                                               -------------      -------------
                                Pro-forma     $  (1,955,556)     $  (2,540,765)
                                               =============      =============
Pro-forma net loss per share
    Basis and fully diluted     Pro-forma     $       (0.11)     $       (0.50)
                                               =============      =============

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB No. 25.

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

Recent accounting pronouncements

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's results of operations or financial position.

Comparative figures

Certain comparative figures have been reclassified in order to conform to the current year's financial statement presentation relating to the fair value of shares issued for consulting fees pursuant to multi-year contracts. Previously, the Company classified the unearned portion of these fees as prepaid service contracts. Effective in the fourth quarter of 2004 management determined that these unearned amounts are more appropriately classified as deferred compensation as a component of stockholders' equity. The deferred compensation continues to be amortized to operations as earned in accordance with the terms of the contracts and accordingly there is no change in the reported losses for any period presented and since inception as a result of this reclassification. However, this did result in a reduction of reported assets and stockholders' equity of $473,044 as at December 31, 2003, $825,376 as at December 31, 2002, and $90,083 as at December 31, 2001.

NOTE 3 - INVESTMENT IN LEGACY MINING LTD.

On December 31, 2003, the Company agreed to settle an outstanding debt receivable of $122,988 from Legacy Mining Ltd. ("Legacy") for the issue of 1,229,880 restricted shares of Legacy at a value of $0.10 per share representing a 9.8% interest in Legacy. These restricted shares were issued to the Company on February 20, 2004. Legacy is a non-reporting entity with a director in common. Legacy has applied to NASD for a listing on the pink sheets and intends to become a fully reporting company in 2005. The Company has written this investment down to $1 as of December 31, 2004 because management has determined that it is not recoverable within a reasonable period of time.

NOTE 4 - MINERAL PROPERTIES

Deposit on acquisition of Mayske Gold Property, Ukraine

On September 22, 2003, the Company signed a Letter of Intent to acquire the Mayske Gold Property located in the Odessa Region, Ukraine. The Company intended to acquire a 75% interest in the property and possibly up to a 90% interest.
The Company issued 50,000 restricted common shares valued at $9,000 as a deposit towards the acquisition. An additional 450,000 restricted shares were to be issued when the additional 15% was acquired. The Company issued 15,000 common shares valued at $1,500 to an individual as consideration for representing the Company in the Ukraine. During the second quarter of 2004, the Company completed its due diligence in Ukraine and elected to abandon this project and returned 50,000 restricted post-reverse split common shares valued at $9,000 and 15,000 post-reverse split common shares valued at $1,500 to the treasury for cancellation.

LSA Mineral Claims

By Agreement dated January 26, 2004 and subsequent amendments dated March 8, 2004 and August 11, 2004 the Company agreed to acquire a ninety-percent (90%) interest in seven (7) lode mining claims known as the LSA claims, located in Lander County, Nevada. The Company issued 1,000,000 restricted common shares valued at $110,000 and paid $1,000 upon signing the agreement. Under the terms of the agreement, the Company paid $2,500 by April 26, 2004. Thereafter, on the last day of each month from May, 2004 to February, 2005, the Company must pay an additional $500 in cash. In addition the Company is still required to issue $17,500 in restricted shares on June 30, 2005 to earn its ninety-percent (90%) interest. As of December 31, 2004, the Company has issued shares valued at $110,000 and paid $4,500 towards the acquisition which has been recorded as exploration costs for fiscal 2004 and has received an extension to June 30, 2005 to pay an additional $4,500 in cash and issue the additional share consideration.

The Company will be required to perform annual assessment work to keep the claims in good standing. The Company plans on having an independent engineering report prepared on the property.

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

Deposit on acquisition of Uinta Basin Property, Utah:

On October 26, 2004, the Company entered into a Letter of Intent with Pioneer Oil and Gas ("Pioneer"), whereby the Company is to acquire an undivided 85% working interest in a gas field lease in the natural gas producing Uinta Basin, located in the U.S. Rockies, Utah. The Company paid Pioneer a deposit of $50,000 for the exclusive right to enter into a Participation Agreement with Pioneer on or before January 18th, 2005 ("Exclusivity Period").

As part of the agreement, Pioneer has agreed to provide the Company with 2-D seismic data crossing the acreage, on a confidential basis. Any additional seismic that Pioneer or the Company may mutually agree to acquire over the acreage shall be paid entirely by the Company with the parties owning the data in the same proportion as their working interest in the acreage. In addition, the Company will be required to drill an initial test well at a location on the acreage mutually agreed upon by Pioneer and the Company. The Company will serve as the Operator in drilling the acreage and must drill the initial well prior to November 1, 2010.

On November 10, 2004, the Company entered into an agreement with Golden Spirit Mining Ltd., ("Golden Spirit") a company with directors in common, to sell a 40% working interest in the Uinta Basin Lease. Upon signing of the agreement, Golden Spirit was to issue 1,000,000 common shares 144-Registered as a non-refundable deposit to the Company. Golden Spirit had a right to acquire the 40% working interest in the gas lease upon the Company receiving a payment of US$750,000 on or before December 10, 2004. In return, Avalon will issue and deliver 2,000,000 shares of its common stock to Golden Spirit. The Company did not receive the payment of US$750,000 and the agreement was terminated.

During January 2005 the Company completed this acquisition and paid an additional $656,279 to Pioneer. Refer to Note 12- Subsequent Events.

NOTE 6 - DEFERRED COMPENSATION

On November 15, 2001, the Company entered into an agreement with Palisades Financial Ltd., ("Palisades") a private company controlled by a significant shareholder, with a three-year term, whereby Palisades will provide investment-banking services to the Company (valued at $94,000) in exchange for 5,000 restricted shares of the Company's common stock.

On December 13, 2002, the Company entered into an agreement with Advantage Nevada Corporation, ("Advantage") a private company, with a two and one-half year term, whereby Advantage will provide consulting services to the Company (valued at $270,000) in exchange for 562,500 restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals within North America.

On December 13, 2002, the Company entered into an agreement with HBK Investments Services Ltd., ("HBK") a private company controlled by a shareholder, with a two year term, whereby HBK will provide investor relations services to the Company (valued at $90,000) in exchange for 187,500 restricted shares of the Company's common stock. The investor relations individual will provide such services as researching, editing and generating a company profile, technical chart analysis, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

On December 13, 2002, the Company entered into an agreement with Asiatic Management Consultants Ltd., ("Asiatic") a private company controlled by a significant shareholder, with a two and one-half year term, whereby Asiatic will provide investment-banking services to the Company (valued at $300,000) in exchange for 62,500 restricted shares of the Company's common stock. The investment banker will provide access to investors and ongoing funding for the Company's investments.

On December 13, 2002, the Company entered into an agreement with a shareholder, with a two and one-half year term, whereby the shareholder will provide consulting services to the Company (valued at $120,000) in exchange for 250,000 restricted shares of the Company's common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals outside of North America.

On January 15, 2004, the Company entered into an agreement with Y.E.N.N. Asset Management, ("Y.E.N.N.") a private company, for a two year term, whereby Y.E.N.N. will provide investment-banking services to the Company (valued at $54,000) in exchange for 450,000 restricted shares of the Company's common stock. The investment banker will provide access to investors and ongoing funding for the Company's investments.

On January 15, 2004, the Company entered into an agreement with Inter-Orient Investments Ltd., ("Inter-Orient") a private company, for a two year term, whereby Inter-Orient will provide investor relations services to the Company (valued at $72,000) in exchange for 600,000 restricted shares of the Company's common stock. The investor relations individual will provide such services as researching, editing and generating a company profile, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

On October 1, 2004, the Company entered into an agreement with an individual, with a 1-year term, whereby the individual will provide consulting services to the Company (valued at $13,000) in exchange for 100,000 restricted shares of the Company's common stock.

The Company has been amortizing the costs of these services over the respective terms of the contracts. At December 31, 2004 the unamortized portion of the deferred compensation totaled $193,462. (Refer to Note 2.)

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

Reverse Stock Splits

Effective December 12, 2002 the Company completed a reverse stock split of one-for-ten of the Company's outstanding common stock, resulting in a reduction of the then outstanding common stock from 26,666,319 shares to 2,666,631 shares. The par value and the number of authorized but unissued shares of the Company's common stock was not changed as a result of the reverse stock split.

Effective September 8, 2003 the Company completed a reverse stock split of one-for-four of the Company's outstanding common stock, resulting in a reduction of the then outstanding common stock from 20,955,298 shares to 5,238,825 shares. The par value and the number of authorized but unissued shares of the Company's common stock was not changed as a result of the reverse stock split.

Unless otherwise noted, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements prior to the effective dates of the reverse stock splits have been restated to reflect the one-for-ten and the one-for-four reverse stock splits on a retroactive basis.

During 2004, the Company issued 1,050,000 restricted common shares for investor relations and investment banking service contracts valued at $126,000 (Refer to Note 6).

During 2004 the Company issued 1,550,000 shares with a fair value of $170,500 in settlement of $88,550 of unpaid consulting fees, $14,350 of professional fees and $5,600 in office and administrative salaries. The difference of $62,000 has been recorded as a loss on settlement of debt.

During 2004 the Company issued 1,000,000 restricted common shares valued at $110,000 towards the acquisition of a mineral property (Refer to Note 4).

During 2004 the Company issued 2,500,000 shares with a fair value of $200,000 in settlement of $161,000 of consulting fees, $17,500 of professional fees and $21,500 in office and administrative salaries.

On July 9, 2004, a total of 210,000 shares of common stock previously issued for consulting services to be rendered in the amount of $19,000 were cancelled and returned to treasury.

On October 1, 2004, the Company issued 100,000 restricted shares of common stock valued at $13,000 pursuant to a one year consulting agreement with an individual. The consultant will provide such services and advice to the Company in business development and strategy in connection with the Company's properties.

On November 24, 2004, a total of 65,000 shares of common stock previously issued for the acquisition of a mineral property in the amount of $10,500 were cancelled and returned to treasury.

On December 1, 2004 the Company issued 100,000 shares with a fair value of $20,000 in settlement of directors' salaries.

Stock Options

The Company's stock option activity is as follows:

Number of options

Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

                                                             Weighted Average
                               Number of  Weighted Average       Remaining
                                options   Exercise Price     Contractual Life
------------------------------------------------------------------------------

Balance, December 31, 2002, 	     - 	    $    - 	              -
Granted during 2003	    11,900,000        0.099 	           5 years
Exercised during 2003	   (11,900,000)	     (0.099)	           5 years

Balance, December 31, 2003, 	     -      $     - 	              -
Granted during the year	    11,350,000         0.08 	           5 years
Exercised during the year  (11,350,000)	      (0.08)	           5 years
----------------------------------------------------------------------------
Balance, December 31, 2004	- 	    $     -                   -
                           =================================================

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

On June 15, 2004, 2,500,000 shares pursuant to the 2004 Stock Incentive and Option Plan were granted. Of the total number of options granted, 800,000 were granted to consultants for which a consulting expense of $48,000 was recorded during the second quarter of 2004 representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 116%. During the year, a total of 2,500,000 shares of common stock were issued at a price of $.06 per share on the exercise of these stock options. A total of 691,667 of these stock options were exercised in exchange for the settlement of $41,500 of debt and 1,808,333 were exercised for cash proceeds of $108,500.

On September 16, 2004, the Company filed a Registration Statement on Form S-8 to cover 4,800,000 shares of common stock to be issued pursuant to the Company's 2004 Stock Incentive and Option Plan.

On September 17, 2004, 4,800,000 shares pursuant to the 2004 Stock Incentive and Option Plan were granted. Of the total number of options granted, 4,150,000 were granted to consultants for which a consulting expense of $290,500 was recorded during the year representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 163%. During the year, a total of 4,800,000 shares of common stock were issued at a price of $.08 per share on the exercise of these stock options. A total of 1,725,000 of these stock options were exercised in exchange for the settlement of $138,000 of debt and 3,075,000 were exercised for cash proceeds of $246,000. A total of 3,300,000 shares of common stock out of the total of 4,800,000 shares were issued at a price of $.08 per share on the exercise of these stock options to four consultant optionees. These 3,300,000 shares were cancelled as the optionees did not meet the terms of the stock option agreements. The 3,300,000 shares were subsequently re-issued to new consultant optionees at a price of $.08 on the exercise of these stock options.

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

Share Purchase Warrants

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

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company incurred $79,586 (2003 - $48,000) in management fees to directors.

During the year ended December 31, 2004, the Company incurred $33,990 (2003 - $31,336) in rent and office expenses to a private company controlled by an employee.

During the year ended December 31, 2004, the Company incurred $Nil (2003 - $184,000) in consulting fees to two significant shareholders and $61,000 (2003 - $197,000) in consulting fees to two employees.

During the year ended December 31, 2004, three companies controlled by significant shareholders earned $186,250 (2003 - $151,332) and a company controlled by an employee earned $45,000 (2003 - $45,000) pursuant to prepaid service agreements (See Note 6).

At December 31, 2004 an amount of $45,812 is receivable from Golden Spirit Mining Ltd., a public company with directors in common. This amount is non-interest bearing and has no specific terms of repayment.

At December 31, 2004, the following amounts are due to related parties:

		         2004		 2003
                        ------          ------
Employee	      $	15,381 	      $	28,304
Director		 2,000          76,000
Significant Shareholder  9,677		88,169
                       --------       --------
                      $	27,058       $ 292,473
                      ========        ========
All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2004:

- The Company issued 1,150,000 restricted common shares for prepaid investor relations and investment banking service contracts valued at $139,000 (Refer to Note 6).

- The Company issued 1,550,000 shares with a fair value of $170,500 in settlement of $88,550 of consulting fees, $14,350 of professional fees and $5,600 in office and administrative salaries.

- The Company issued 1,000,000 restricted common shares valued at $110,000 towards the acquisition of a mineral property.

- The Company issued 2,500,000 shares with a fair value of $200,000 in settlement of $161,000 of consulting fees, $17,500 of professional fees and $21,500 in office and administrative salaries.

- A total of 210,000 shares of common stock previously issued for consulting services to be rendered in the amount of $19,000 were cancelled and returned to treasury.

- The Company issued 691,667 shares for stock options in exchange for outstanding consulting fees of $41,500.

- The Company issued 1,000,000 shares for stock options in exchange for outstanding consulting fees of $80,000. These shares were subsequently cancelled and returned to treasury.

- A total of 65,000 shares of common stock previously issued for the acquisition of a mineral property in the amount of $10,500 were cancelled and returned to treasury.

During the year ended December 31, 2003:

- The Company cancelled 250 common shares previously issued for services valued at $3,000 and 83 common shares without restrictions previously issued for services valued at $2,500.

- The Company cancelled 200,000 common shares previously issued for cash with respect to the investment in Iceberg Drive Inn. These shares were initially valued at $0.125 per share and returned at a value of $.05 per share resulting in a loss of $60,000.

- The Company issued 276,667 common shares in settlement of outstanding consulting fees and other expenses totalling $83,000. The Company cancelled 60,000 commons shares previously issued for services valued at $18,000.

- The Company issued 50,000 common shares valued at $9,000 towards the acquisition of a mineral property.

- The Company issued 2,813,729 shares for which proceeds of $232,094 were received subsequent to year end.

- The Company issued 11,900,000 stock options for total proceeds of $1,158,584. Of this amount, $817,750 was settled in exchange for debt.

NOTE 10 - INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes. As of December 31, 2004, the Company had net operating loss carry forwards of approximately $14,000,000 that may be available to reduce future years' taxable income and will expire through 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior losses. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:

                                                 Year ended	       Year ended
	                                       December 31, 2004    December 31, 2003
                                              ---------------------------------------
Federal income tax provision at statutory rate	     (35.0)%	      (35.0)%

State income tax provision at statutory rate,
  net of federal income tax effect                    (0.0)   	       (0.0)
                                                ---------------     ------------
Total income tax provision rate	                     (35.0)%	      (35.0)%
                                                ==============      ==========

The tax effects of temporary differences that give rise to the Company's future tax asset (liability) are as follows:

		                          2004		       2003
                                      ---------------------------------
Non-capital loss carry forwards	      $	4,980,000 	  $ 4,200,000
Valuation allowance		       (4,980,000)	   (4,200,000)
                                      -------------        ------------
                                      $	        -         $	    -
                                      =============        =============


As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

NOTE 11 - CONTINGENCY

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation. The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled. As of December 31, 2004, the Company is still in the process of having the certificate released.

NOTE 12 - SUBSEQUENT EVENTS

Stock Options

On January 19, 2005, the Company filed a Registration Statement on Form S-8 to cover 5,000,000 shares of common stock to be issued pursuant to the Company's 2005 Stock Incentive and Option Plan (the "Plan"). A total number of 1,078,000 options were granted to consultants subsequent to December 31, 2004, all of which were exercised at various prices for cash proceeds of $269,340.

Service Contract

On February 1, 2005, the Company entered into an agreement with Holm Investments Ltd., a private company, for a two year term, whereby Holm Investments Ltd. will provide investor relations services to the Company (valued at $55,000) in exchange for 250,000 restricted shares of the Company's common stock. Holm Investments Ltd. will provide such services as researching, editing and generating a company profile, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

Oil and Gas Property

On January 18, 2005, the Company entered into a Participation Agreement with Pioneer to acquire an undivided Eighty-Five Percent (85%) working interest and an undivided Sixty-Eight (68%) net revenue interest in 13,189 acres located in Wasatch County, Utah, known as the "Uinta Basin".

The total consideration paid to Pioneer to acquire the 13,189 acres was $706,279. The Company had previously advanced Pioneer $50,000 as an initial deposit, pursuant to a letter of intent dated October 26, 2004. On January 18, 2005, the Participation Agreement was duly signed and the balance of $656,279 was paid to Pioneer to complete the closing.

In addition, certain non-related parties were responsible for tabling the Uinta Basin Overpressured Gas Project to the Company. The Company issued 1,200,000 restricted common shares valued at $240,000 on February 7, 2005 to these parties for finders fee.

As part of the agreement, Pioneer has agreed to provide the Company with 2-D seismic data crossing the acreage, on a confidential basis. Any additional seismic that Pioneer or the Company may mutually agree to acquire over the acreage shall be paid entirely by the Company with the parties owning the data in the same proportion as their working interest in the acreage. In addition, the Company will be required to drill an initial test well at a location on the acreage mutually agreed upon by Pioneer and the Company. The Company will serve as the Operator in drilling the acreage and must drill the initial well prior to November 1, 2010.

The Company shall pay One Hundred Percent (100%) of all costs of drilling the first two wells drilled on the acreage along with 100% of all costs of logging or testing the wells. If either of the first two test wells is deemed a dry hole, the Company shall pay One Hundred Percent (100%) of all costs of plugging and abandoning such well(s) and restoration of the surface upon which the well(s) reached its authorized depth and completion of all tests deemed necessary by the Operator.

If the Company elects to complete either or both of the first two wells drilled on the acreage, the Company shall pay One Hundred Percent (100%) of all completion costs through the tanks along with any costs associated to hook up the well(s) to pipeline for the well(s) to be capable of producing into a commercial pipeline for sale.

After the first two wells are drilled and if productive are hooked-up to a pipeline and capable of producing oil and gas in commercial quantities, the Company shall pay 85% of all costs of operating the first two wells and Pioneer shall pay 15% of the operation costs of such wells.

Subsequent wells drilled after the first two wells on the Contract Acreage shall require Pioneer to either farmout its interest on a well by well basis or participate or not participate for its interest in the well pursuant to the provisions contained in the Operating Agreement.

Private Placement

The Company completed a private placement of 5,950,000 Series A Units at $0.15 per unit for total proceeds of $892,500. Each Series A Unit issued by the Company was comprised of (i) one restricted share of the Company's $.001 par value common stock and (ii) a series "A" warrant which will enable the subscriber to acquire from the Company one share of the Company's $.001 par value common stock at a purchase price of $.50 per share for a period of eighteen months.

A finders fee of ten percent of the total proceeds is payable in the form of cash and/or restricted common shares of the Company, at the discretion of the finders. All of the finders elected to receive their 10% commission in the form of restricted shares and on February 7, 2005, the Company issued a total of 595,000 restricted common shares valued at $130,900 to the finders. In addition, the finder who raised the majority of the proceeds, will also receive a 1.5% gross royalty of all revenue produced by the Uinta Basin project and paid to the Company.

The proceeds from the sale of these units were used to meet the terms of the Participation Agreement with Pioneer and to provide general working capital.

Name Change

On March 2, 5005, the Company held a Special Meeting whereby the Board of Directors, by unanimous consent, adopted, effective March 22, 2005, the following amendments to its Articles of Incorporation:

A majority of the shares entitled to vote on such matters, approved the change of Registrant's name from Avalon Gold Corporation to "Avalon Energy Corporation" in accordance with Section 78.385 of the Nevada Revised Statute. On March 7, 2005 the Registrant filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada changing its name to Avalon Energy Corporation. Commensurate with the name change, the Company also took the necessary steps to change its symbol and CUSIP Number. Therefore, the Company's CUSIP Number has changed from 05343E 10 4 to 05343W 10 4. Effective on the open of business on March 22, 2005, the Company's symbol changed from AVGC to "AVLN".

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL
        DISCLOSURE.

There have been no disagreements with Avalon Energy Corporation's auditors since formation of the company that require disclosure pursuant to Item 304 of Regulation S-B. However, our auditors, Labonte & Co., Chartered Accountants merged with another firm during the year and emerged as Dale Matheson Carr-Hilton Labonte, Chartered Accountants.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directorship Changes.

1. Resignation:

   On November 30, 2004, the Registrant accepted the resignation of Robert Waters as President, Director and Chief Executive Officer of the Registrant. The resignation was not motivated by a disagreement with the Registrant on any matter relating to the Registrant's operations, policies or practices.

2. Appointment:

   On November 30, 2004, Carlton Parfitt was appointed President, Director and Chief Executive Officer of the Registrant.


Officers and Directors of the Company.

     						 DATE OF APPOINTMENT
     NAME	     AGE    POSITION             TO BOARD OF DIRECTORS
------------------------------------------------------------------------------
    Carlton Parfitt  38	 President and Director     November 30, 2004


    Robert Klein     57	 Secretary, Treasurer and   September 25, 2000
			 Director

The chart above specifies Avalon Energy Corporation's officers and directors as of December 31, 2004.

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

Carlton Parfitt is a member of our Board of Directors. Mr. Parfitt, bilingual in English and Japanese, graduated in 1991 with Honors from Simon Fraser University, British Columbia. While attending university, Mr. Parfitt worked as a co-op student for the Department of National Defense ( Canada ). After completing his Bachelor of Science in Physics, and before becoming involved in the digital media industry, Carlton Parfitt was a research scientist at companies such as TRIUMF, on the campus of the University of British Columbia, and CTF Communications Inc. based in Coquitlam, British Columbia.

Between the years 1998 and 2000, Mr. Parfitt was the founder and director of Elgrande.com Inc., an OTC: BB Company. During this time, he was intimately involved in Board operations, governance, as well as strategic business development and financing. Responsibilities for strategic market development included building strategic Blue Chip clients globally. Here, he drew upon his business consulting experience in Japan where he was a consultant for several years. While in Japan, Mr. Parfitt also participated in contract negotiations, shareholder relations and operations. Currently, Carlton Parfitt is the president of Third Wave Consulting Inc., a company specializing in digital media. His focuses include marketing consulting, project management, event planning and corporate communications for new media production.

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


ITEM 10. EXECUTIVE COMPENSATION - RENUMERATION OF DIRECTORS AND OFFICERS.

Name of Individual or   Capacities in which              Aggregate Remuneration
Identity of Group       Remuneration was received      For 2002   For 2003  For 2004
---------------------   -------------------------  -----------------------------
Carlton Parfitt	       President and Director	        $      -  $    -    $ 10,000
Robert Klein	       Director, Secretary &Treasurer	$ 64,500  $  1,935  $ 67,586
Conrado Beckerman      Former President & Director	$      -  $    -    $  1,000
Robert Waters	       Former President & Director	$ 73,620  $ 48,000  $  1,000



Compensation of Directors. For the year ended December 31, 2004, one Director of Avalon Energy Corporation accrues a salary of $4,000 per month and the other Director currently receives no significant compensation. Mr. Klein and Mr. Parfitt received 50,000 restricted shares of Avalon Energy Corporation valued at $10,000 each as the non-cash portion of their remuneration.

Stock Based Compensation. During the year ended December 31, 2004 $338,500 (2003
- $651,000) in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Sholes option pricing model We do expect further stock based compensation in 2005.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of December 31, 2004, with respect to the ownership of the Avalon Energy Corporation's common stock by each person known by Avalon Energy Corporation to be the beneficial owner of more than five percent (5%) of Avalon Energy Corporation's common stock, by each director and officer and by all officers and directors as a group.

Name of             Address of                      Amount of Shares      % of Outstanding
Beneficial Holder   Beneficial Holder               Beneficially Owned    Common Stock
---------------------------------------------------------------------------------------

Cede & Co.	    The Depository Trust Co	     16,418,978 (1)	  72.55 %
		    PO Box 222 Bowling Green Station
		    New York, NY 10272

Carlton Parfitt	    #2025 -1358 W. Georgia Street        50,000	          0.002 %
President /Director Vancouver, BC V7T 1A8

Robert Klein	    4540 Woodgreen Place	         50,000	          0.002 %
Director            West Vancouver, BC V7S 2S6

All directors and Officers as a group    	        100,000	          0.004 %

(1) The beneficial owners of these shares are not known to Avalon Energy
Corporation


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year, the Company incurred $79,586 (2003 - $48,000) in management fees to directors.

During the year, the Company incurred $33,990 (2003 - $31,336) in rent and office expenses to a private company controlled by an employee.

During the year, the Company incurred $Nil (2003 - $184,000) in consulting fees to two significant shareholders and $61,000 (2003 - $197,000) in consulting fees to two employees.

During the year, three companies controlled by significant shareholders earned $186,250 (2003 - $151,332) and a company controlled by an employee earned $45,000 (2003 - $45,000) pursuant to prepaid services agreements.

At December 31, 2004 an amount of $45,812 is receivable from Golden Spirit Minerals Ltd., a public company with directors in common. This amount is non-interest bearing and has no specific terms of repayment.

At December 31, 2004, the following amounts are due to related parties:

		         2004		 2003
		       -------         -------
Employee	      $15,381 	      $	28,304
Director		2,000		76,000
Significant Shareholder	9,677	       188,169
	             ----------      ---------
	             $ 27,058 	     $ 292,473
                     =========       =========
All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.


ITEM 13.	EXHIBITS

Exhibit 10.1 - 	Agreement between Avalon Energy Corporation and Pioneer Oil and
                Gas

Exhibit 31.1 - Section 906 Certification of Periodic Report of the Chief
	       Executive Officer.

Exhibit 31.2 - Section 906 Certification of Periodic Report of the Chief
	       Financial Officer.

Exhibit 32.3 - Section 302 Certification of Periodic Report of the Chief
	       Executive Officer.

Exhibit 32.4 - Section 302 Certification of Periodic Report of the Chief
	       Financial Officer.

The following documents are incorporated by reference in this Form 10-QKSB:

b)Form 8-K

8-K filed December 1, 2004 items 5.02 and 9.01: with respect to the resignation and appointment of directors.

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

Code of Ethics:

We intend to adopt a code of ethics in 2005 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions. We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal financial officer, principle accounting officer or controller, other persons performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

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

AVALON ENERGY CORPORATION

Date: April 15, 2005

By: /S/ Carlton Parfitt
---------------------------
Carltonn Parfitt

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

By: /S/ Carlton Parfitt		Date: 	April 15, 2005
----------------------------
Carlton Parfitt, Director and President

By: /S/ Robert Klein		Date: 	April 15, 2005
-------------------------
Robert Klein, Director