Form 10QSB
period 2005-03-31
AVALON ENERGY CORP.
filed 2005-05-16
CIK 746631

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2004 there were 31,853,493 shares of the issuer's $0.001 par value common stock issued and outstanding.
===============================================================================

INDEX
                                                                       PAGE
Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.........................................F1-F-19

Item 2.   Management's Discussion and Analysis or Plan of Operation......2

Item 3.   Controls And Procedures........................................11

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings..............................................11

Item 2.   Changes in Securities and Use of Proceeds......................12

Item 3.   Defaults Upon Senior Securities................................13

Item 4.   Submission of Matters to a Vote of Security Holders............13

Item 5.   Other Information..............................................14

Item 6.   Exhibits and Reports on Form 8-K...............................16

SIGNATURES...............................................................16

===============================================================================

ITEM 1. Financial Statements


                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                  (UNAUDITED)


BALANCE SHEETS..................................F-1

INTERIM STATEMENTS OF OPERATIONS................F-2

INTERIM STATEMENTS OF CASH FLOWS................F-3

NOTES TO INTERIM FINANCIAL STATEMENTS...........F-4

------------------------------------------------------------------------------


                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                             March 31,        December 31,
                                                               2005               2003
                                 ASSETS                     -----------        ----------
                                                             (Unaudited
CURRENT ASSETS
  Cash                                                       $ 193,069          $       -
  Taxes recoverable                                                466                610
  Prepaid Expenses                                               3,688              4,018
                                                             ----------         ----------
                                                               197,223              4,628

AVAILABLE FOR SALE SECURITIES (Note 3)                          60,000            120,000
DUE FROM GOLDEN SPIRIT MINERALS LTD. (Note 9)                   75,311             45,812
INVESTMENT IN LEGACY MINING LTD (Note 4)                             1                  1
OIL AND GAS PROPERTIES (Note 6)                                971,536             50,002
                                                            ----------         ----------
                                                          $  1,304,071       $    220,443
                                                            ==========         ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                          $          -       $      2,187
  Accounts payable and accrued liabilities                      24,733             16,488
  Due to related parties (Note 9)                               34,487             27,058
                                                            ----------         ----------
                                                                59,220             45,733
                                                            ----------         ----------
CONTINGENCIES (Note 1 and 12)

STOCKHOLDERS' EQUITY (Note 8)
  Common stock, $.001 par value, 200,000,000
   shares authorized 31,853,493 (December 31, 2004-
   22,630,493) shares issued and outstanding                   71,568             62,346
   Additional paid-in capital                              20,973,996         19,231,419
  Deferred Compensation (Note 7)                             (192,541)          (193,462)
  Deficit accumulated during exploration stage            (19,538,172)       (18,906,705)
  Accumulated other comprehensive loss                        (70,000)           (10,000)
                                                            ----------         ----------
                                                            1,244,851            174,710
                                                            ----------         ----------
                                                          $ 1,304,071        $   220,443
                                                            ==========         ==========

The accompanying notes are an integral part of these financial statements

                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                      Cumulative
                                                     Three Months   Three Months    from January 1,
                                                        ended           ended       1996 to March, 31
                                                     March 31,2005   March 31 2004       2005
                                                      -----------     -----------     -----------
GENERAL AND ADMINISTRATIVE EXPENSES
 Litigation settlement                              $          -      $          -   $  2,291,070
 Management and consulting fees                          319,161           148,576      3,244,971
 Consulting fees - stock basedcompenstaion (Note 2)      250,560                 -      1,240,060
 Exploration Costs (Note 5)                                    -           112,500        112,678
 Loss on settlement of debt (Note 8)                           -            62,000        718,784
 General and administrative                               48,591            86,159      2,071,285
 Professional fees                                        83,579            23,829        808,017
 Interest expense                                         14,867                 -         98,282
 Software development costs                                    -                 -        737,300
                                                     -----------       -----------     -----------
LOSS BEFORE THE FOLLOWING                               (633,179)         (433,064)    11,337,314

Property option income                                         -                 -       (130,000)
Write-down of investment in Legacy Mining Ltd.                 -                 -        128,288
Write-down of  oil and gas properties                          -                 -      1,406,000
Write-down of interest in ACGT Corporation                     -                 -      2,250,937
Loss on Iceberg Drive Inn Investment                           -                 -         85,000
                                                     ------------      ------------   -------------
NET LOSS FOR THE PERIOD                              $  (663,179)      $  (433,064)  $(15,077,539)
						     ============      ============   =============


BASIC NET LOSS PER SHARE                            $      (0.02)      $     (0.03)
                                                      ===========      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING  28,566,678        11,286,810
                                                      ===========      ============

The accompanying notes are an integral part of these financial statements

                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Cumulative
                                                         Three Months    Three Months    from January 1,
                                                            Ended           Ended       1996 to March, 31
                                                          March 31,2005   March 31 2004       2005
                                                         -----------     --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the year	                                 $   (633,179)    $   (433,064)   $ (15,077,539)
 Adjustments to reconcile net loss to
  net cash from operating activities:
  - fees and services paid for with common shares              86,920	        212,333        2,966,712
  - stock based compensation	                              250,560	              -        1,240,060
  - interest paid for with common shares	                    -	              -           80,872
  - loss on settlement of debt	                                    -	         62,000          718,784
  - software development costs paid for with common shares	    -	              -          600,000
  - non cash exploration costs paid by shares                       -	        110,000          110,000
  - write-down of interest in oil and gas properties	            -	              -        2,250,937
  - write-down of investment in Legacy Mining                       -                 -          128,288
  - write-down of interest in ACGT Corporation	                    -	              -        1,406,000
  - loss on Iceberg Drive Inn investment	                    -	              -           85,000
  - non cash option income received in shares                       -                 -          (130,00)
 -  other non-cash expenses	                                    -	              -        2,557,382
	                                                 -------------        ----------      ------------
	                                                     (295,699)	        (48,731)      (3,063,504)
  - net changes in working capital items 	                8,719	       (134,979)         275,060
                                                         -------------        ----------      ------------
CASH FLOWS USED IN OPERATING ACTIVITIES	                     (286,980)	       (183,710)      (2,788,444)
			                                 -------------        ----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in Iceberg Acquisition Corporation	                    -	              -         (120,000)
 Interest in oil and gas properties	                     (657,534)	              -       (1,392,468)
                                                         -------------        ----------      ------------
CASH FLOWS USED IN INVESTING ACTIVITIES	                     (657,534)	              -       (1,512,468)
			                                 -------------        ----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Bank overdraft	                                               (2,187)	              -                -
 Net proceeds on sale of common stock	                    1,161,840	              -        2,711,580
 Net proceeds (receivable) from common stock subscriptions	    -	              -          633,000
 Net advances (to) from related parties	                      (22,070)	              -          729,401
 Advances receivable	                                            -	              -          420,000
                                                         -------------         ----------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES	                    1,137,583	        183,073        4,493,981
			                                 -------------         ----------     -------------
INCREASE (DECREASE) IN CASH	                              193,069	           (637)         193,069

CASH, BEGINNING OF PERIOD                                           -	          2,262                -
		                                         -------------         -----------    -------------
CASH, END OF PERIOD	                                $     193,069	       $  1,625       $  193,069
                                                         =============         ===========    =============

Supplemental cash flow information (See Note 10)


The accompanying notes are an integral part of these financial statements


                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The Company underwent a name change to Asdar Group on December 10, 1997, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on March 3, 2003, a name change to Avalon Gold Corporation on September 8, 2003 and a name change to Avalon Energy Corporation on March 22, 2004. The Company was dormant from 1991 to 1996 and currently has no revenue generating operations. In accordance with SFAS #7, the Company was considered a development stage company since January 1, 1996 and as a result of changing its business focus to acquisition and exploration of oil and gas and mineral properties is considered to be an exploration stage company.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has incurred losses of $19,538,172 since inception, and further significant losses are expected to be incurred in the exploration and development of its resource properties. The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its resource properties. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes from the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions

Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions relate to the carrying value of the Company's resource properties and the determination of the fair value for stock-based compensation.

Mineral property costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at March 31, 2005, any potential costs relating to the retirement of the Company's mineral property interest are not yet determinable.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of March 31, 2005, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of March 31, 2005, all of the Company's oil and gas properties were unproved and were excluded from depletion. At March 31, 2005, management believes none of the Company's unproved oil and gas properties were considered impaired.

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

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107. Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

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

Available For Sale Securities

The Company holds marketable equity securities which are available-for-sale and as such, their carrying value is adjusted to market at the end of each quarter. As required by SFAS 130, unrealized gains and losses on these investments are recorded as a component of accumulated other comprehensive income (loss) and are recorded as a component of net income (loss) when realized. However, if there is a permanent decline in the available-for-sale securities, this adjustment is taken into income in the period. During 2004 the Company has written its investment in Legacy Mining Ltd. down to $1 because management has determined that it is not recoverable within a reasonable period of time.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 8:



                                                        March 31, 2005    March 31, 2004
                                           ---------------------------------------------
 Net Loss as reported                       As reported   $    (633,179)   $    (433,064)
 SFAS 123 compensation expense               Pro-forma                -                -
                                                           ------------     ------------
 Pro forma a net loss under SFAS No. 123     Pro-forma    $    (633,179)   $    (433,064)
                                                           ============     ============
 basic net loss per share                    Pro-forma    $      (0.02)    $       (0.03)
                                                           ============     ============

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

The Company has also adopted the provisions of the FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB No. 25.

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

Comparative figures

Certain comparative figures have been reclassified in order to conform to the current period's financial statement presentation relating to the fair value of shares issued for consulting fees pursuant to multi-year contracts. Previously, the Company classified the unearned portion of these fees as prepaid service contracts. Effective in the fourth quarter of 2004 management determined that these unearned amounts are more appropriately classified as deferred compensation as a component of stockholders' equity. The deferred compensation continues to be amortized to operations as earned in accordance with the terms of the contracts and accordingly there is no change in the reported losses for any period presented and since inception as a result of this reclassification.

NOTE 3 - AVAILABLE FOR SALE SECURITIES

During 2004, the Company received 2,000,000 restricted Rule 144 shares of Golden Spirit Minerals Ltd. ("Golden Spirit"), a public company with directors and significant shareholders in common. The restricted shares were received as non-refundable consideration pursuant to agreements dated November 10, 2004 and December 10, 2004 with Golden Spirit. Effective December 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $10,000 which was recorded as other comprehensive loss for the year. Effective March 31, 2005 the Company recorded an additional unrealized loss in the carrying value of its available-for-sale securities totalling $60,000 which was recorded as other comprehensive loss for the period. As at March 31, 2005 the Company owned 2,000,000 shares of Golden Spirit common stock.

NOTE 4 - INVESTMENT IN LEGACY MINING LTD.

On December 31, 2003, the Company agreed to settle an outstanding debt receivable of $122,988 from Legacy Mining Ltd. ("Legacy") for the issue of 1,229,880 restricted shares of Legacy at a value of $0.10 per share representing a 9.8% interest in Legacy. These restricted shares were issued to the Company on February 20, 2004. Legacy is a non-reporting entity with a director in common. Legacy has applied to NASD for a listing on the pink sheets and intends to become a fully reporting company in 2005. The Company has written this investment down to $1 because management has determined that it is not recoverable within a reasonable period of time.

NOTE 5 - MINERAL PROPERTIES

LSA Mineral Claims

By Agreement dated January 26, 2004 and subsequent amendments dated March 8, 2004 and August 11, 2004 the Company agreed to acquire a ninety-percent (90%) interest in seven (7) lode mining claims known as the LSA claims, located in Lander County, Nevada. The Company issued 1,000,000 restricted common shares valued at $110,000 and paid $1,000 upon signing the agreement. Under the terms of the agreement, the Company paid $2,500 by April 26, 2004. Thereafter, on the last day of each month from May, 2004 to February, 2005, the Company must pay an additional $500 in cash. In addition the Company is still required to issue $17,500 in restricted shares on June 30, 2005 to earn its ninety-percent (90%) interest. As of March 31, 2005, the Company has issued shares valued at $110,000 and paid $4,500 towards the acquisition which has been recorded as exploration costs for fiscal 2004 and has received an extension to June 30, 2005 to pay an additional $4,500 in cash and issue the additional share consideration.

The Company will be required to perform annual assessment work to keep the claims in good standing. The Company plans on having an independent engineering report prepared on the property.

NOTE 6 - OIL AND GAS PROPERTIES

Harvester Property, California:

The Company owns a 2% royalty interest carried at a nominal value of $1 due to the uncertainty of realization.

LAK Ranch Oil Project, Wyoming:

The Company owns a 0.7% gross overriding royalty interest on 6,360 acres of oil and natural gas rights located in the Powder River Basin of eastern Wyoming carried at a nominal value of $1 due to the uncertainty of realization.

Uinta Basin Property, Utah:

On October 26, 2004, the Company entered into a Letter of Intent with Pioneer Oil and Gas ("Pioneer"), whereby the Company could acquire an undivided Eighty-Five Percent (85%) working interest and an undivided Sixty-Eight (68%) net revenue interest in 13,189 acres located in Wasatch County, Utah, known as the "Uinta Basin". The Company paid Pioneer a deposit of $50,000 for the exclusive right to enter into a Participation Agreement with Pioneer on or before January 18, 2005 ("Exclusivity Period").

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

On November 10, 2004, the Company entered into an agreement with Golden Spirit, a company with directors in common, to sell a 40% working interest in the Uinta Basin Lease. Upon signing of the agreement, Golden Spirit issued 1,000,000 restricted Rule 144 common shares valued at $70,000 as a non-refundable deposit to the Company. Golden Spirit had a right to acquire the 40% working interest in the gas lease upon the Company receiving a payment of US$750,000 on or before December 10, 2004. Upon receiving the $750,000, the Company was required to to pay Pioneer $706,279 to acquire its 85% interest. On December 10, 2004, the Company granted Golden Spirit an extension until December 24, 2004 to meet the requirements of the initial agreement. The Company received an additional non-refundable 1,000,000 restricted Rule 144 common shares valued at $60,000 as consideration for the extension. In return, Avalon was to issue and deliver 2,000,000 shares of its common stock to Golden Spirit. The Company did not receive the payment of US$750,000 and on January 4, 2005 the Company issued a default notice to Golden Spirit for failure to meet the terms of the agreements which were terminated. The 2,000,000 restricted Rule 144 common shares are recorded as available for sale securities (see Note 3).

On January 18, 2005, the Company entered into the Participation Agreement with Pioneer as described above. The total consideration paid to Pioneer was $706,279. The Company had previously advanced Pioneer $50,000 as an initial deposit as described above and the balance of $656,279 was paid to Pioneer to complete the closing. The Company also incurred consulting expenditures of $1,255. In addition, certain non -related parties were responsible for tabling the Uinta Basin Overpressured Gas Project to the Company. The Company issued 1,200,000 restricted common shares valued at $264,000 on February 7, 2005 to these parties for finders' fees.

The Company shall pay One Hundred Percent (100%) of all costs of drilling the first two wells drilled on the acreage along with 100% of all costs of logging or testing the wells. If either of the first two test wells is deemed a dry hole, the Company shall pay 100% of all costs of plugging and abandoning such well(s) and restoration of the surface upon which the well(s) reached its authorized depth and completion of all tests deemed necessary by the Operator.

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

NOTE 7 - DEFERRED COMPENSATION

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

On February 1, 2005, the Company entered into an agreement with Holm Investments Ltd.("Holm"), a private company, for a two year term, whereby Holm Investments Ltd. will provide investor relations services to the Company (valued at $55,000) in exchange for 250,000 restricted shares of the Company's common stock. Holm will provide such services as researching, editing and generating a company profile, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

The Company has been amortizing the costs of these services over the respective terms of the contracts. At March 31, 2005 the unamortized portion of the deferred compensation totaled $192,541. (Refer to Note 2.)

NOTE 8 - CAPITAL STOCK

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

To date the Company has not issued any Class A or Class B preferred shares.

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

During the quarter ended March 31, 2005, the Company issued 1,078,000 common shares pursuant to the Company's 2005 Stock Incentive and Option Plan at various prices for proceeds of $269,340.

During 2004, the Company issued 1,050,000 restricted common shares for investor relations and investment banking service contracts valued at $126,000 (Refer to Note 7).

During 2004 the Company issued 1,550,000 shares with a fair value of $170,500 in settlement of $88,550 of unpaid consulting fees, $14,350 of professional fees and $5,600 in office and administrative salaries. The difference of $62,000 has been recorded as a loss on settlement of debt.

During 2004 the Company issued 1,000,000 restricted common shares valued at $110,000 towards the acquisition of a mineral property (Refer to Note 5).

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

During the quarter ended March 31, 2005, the Company issued 150,000 restricted common shares valued at $31,000 to two consultants as compensation for their appointment to the advisory board.

During the quarter ended March 31, 2005, the Company completed a private placement and issued 5,950,000 Series A Units at $0.15 per unit for total proceeds of $892,500. Each Series A Unit issued by the Company was comprised of
(i) one restricted share of the Company's $.001 par value common stock and (ii) a series "A" warrant which will enable the subscriber to acquire from the Company one share of the Company's $.001 par value common stock at a purchase price of $.50 per share for a period of eighteen months. A finders fee of ten percent of the total proceeds was paid in the form of 595,000 restricted common shares of the Company. In addition, the finder who raised the majority of the proceeds will also receive a 1.5% gross royalty of all revenue produced by the Uinta Basin project and paid to the Company. The proceeds from the sale of these units were used to meet the terms of the Participation Agreement with Pioneer and to provide general working capital.

During the quarter ended March 31, 2005, the Company issued a total of 1,200,000 restricted common shares to four parties valued at $264,000 for their assistance to the Company in acquiring the Uinta Basin project.

During the quarter ended March 31, 2005, the Company issued 250,000 restricted common shares for a prepaid investor relations services contract valued at $55,000 and recorded as deferred compensation.

Stock Options

On January 19, 2005, the Company filed a Registration Statement on Form S-8 to cover 5,000,000 shares of common stock to be issued pursuant to the Company's 2005 Stock Incentive and Option Plan (the "Plan"). A total number of 1,078,000 options were granted to consultants during the period, all of which were exercised at various prices for cash proceeds of $269,340. All the options granted were to consultants for which a consulting expense of $250,560 was recorded during the quarter representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and expected volatilities ranging from 157% to 160%.

The Company's stock option activity is as follows:

	 	                                                  Weighted
                                              Weighted Average  Average Remaining
                           Number of options   Exercise Price    Contractual Life
                   --------------------------------------------------------------
Balance, December 31, 2003, 	        - 	 $      - 	           -
Granted during 2004	       11,350,000 	     0.08 	     5 years
Exercised during 2004         (11,350,000)	    (0.08)	     5 years
---------------------------------------------------------------------------------
Balance, December 31, 2004	       - 	  $     - 	           -
Granted during 2005	       1,078,000	        -	     5 years
Exercised during 2005	      (1,078,000)		-            5 years
---------------------------------------------------------------------------------
Balance, March 31, 2005            	- 	  $     - 	           -
=================================================================================

NOTE 9 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2005 the Company incurred $14,111 (2004 -$14,276) in management fees to directors. At March 31, 2005 the Company owes $9,000 in management fees to a director.

During the quarter ended March 31, 2005, the Company incurred $5,116 (2004 - $8,384) in rent and office expenses to a private company controlled by a shareholder.

During the quarter ended March 31, 2005, the Company incurred $235,786 (2004 - $Nil) in consulting fees to significant shareholders and $4,947 (2004 - $10,850) in professional fees to an employee.

During the quarter ended March 31, 2005, three companies controlled by significant shareholders earned $11,837 (2004 - $53,583) and a company controlled by a shareholder earned $4,584 (2004 - $11,250) pursuant to prepaid services agreements (See note 7).

At March 31, 2005 an amount of $75,312 (2004 - $42,086) is receivable from Golden Spirit Minerals Ltd., a public company which have directors in common with the Company. These amounts are non-interest bearing and have no specific terms of repayment.

At March 31, 2005, the following amounts are due to related parties:

                         March 31,      December 31,
		           2005		   2004
			--------------------------
Employee	          $    -	$ 15,381
Director		   9,000	   2,000
Significant Shareholder	  25,487	   9,677
	                -------------------------
	                 $34,487        $ 27,058

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended March 31, 2005:

o The Company issued 250,000 restricted common shares for prepaid investor relations service contracts valued at $55,000 (Refer to Note 7).

o The Company issued 150,000 shares with a fair value of $31,000 in settlement of consulting fees to two advisory board members.

o The Company issued 1,200,000 restricted common shares valued at $264,000 as a finder's fee towards the acquisition of a mineral property.

o The Company issued 595,000 restricted common shares as a finder's fee towards the private placement of 5,950,000 restricted common shares.


NOTE 12 - CONTINGENCY

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation. The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled. As of March 31, 2005, the Company is still in the process of having the certificate released.

NOTE 13 - SUBSEQUENT EVENTS

Stock Options

On January 19, 2005, the Company filed a Registration Statement on Form S-8 to cover 5,000,000 shares of common stock to be issued pursuant to the Company's 2005 Stock Incentive and Option Plan (the "Plan"). Subsequent to March 31, 2005, 1,000,000 options were granted to consultants, all of which were exercised at various prices for cash proceeds of $117,500.

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

Our Business. Currently, we own certain interests in oil and gas properties. (described more particularly below) and we are also pursuing opportunities in mineral exploration and development. As of the date of this quarterly report on Form 10QSB, we are in the process of researching potential partnerships and acquisitions which may complement our new business direction. There is no guarantee that we will be able to successfully enter into relationships which will produce revenue. To March 31, 2005, we have suffered an accumulated net loss of $15,077,539. There is no guarantee that we will not continue to suffer significant losses in the foreseeable future.

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

In the first quarter of 2004, surface preparations were complete and steaming operations began. Assuming successful development of the project, the companies expect to recover between 30 and 70 million barrels of oil using thermal recovery techniques. There is no assurance that these numbers are achievable given such factors as fluctuations in world prices for oil, general market conditions, risks inherent in operations and risks generally associated with enhanced recovery projects.

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

As of the date of this report, the status of the project is as follows:

o Some oil production from existing production well in early April

o Recently drilled vertical injector/observation well 12-14 is providing reservoir information for LAK Ranch computer simulation model

o Third steam cycle continues at LAK Ranch with a cumulative 7,300 barrels injected between April 12th and April 29th

o Temperature observation in the up-dip horizontal well continues to show most of the heat increase in the heel section; consistent with previous steam cycle temperature observations

2. The California Property. The Company owns a 2% royalty interest in the Harvester Property carried at a nominal value of $1 due to the uncertainty of realization.

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

The Company had an independent title search conducted on the acreage involved in the Participation Agreement and determined that Pioneer had good and marketable title to the leases. As such, on January 18, 2005, the Participation Agreement was duly signed and the balance of $656,279 was delivered to Pioneer to complete the closing. The total consideration paid to Pioneer to acquire the 13,189 acres was $706,279..

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

On November 10, 2004, the Company entered into an agreement with Golden Spirit Mining Ltd., ("Golden Spirit") a company with directors in common, to sell a 40% working interest in the Uinta Basin Lease. Upon signing of the agreement, Golden Spirit issued 1,000,000 restricted Rule 144 common shares valued at $70,000 as a non-refundable deposit to the Company. Golden Spirit had a right to acquire the 40% working interest in the gas lease upon the Company receiving a payment of US$750,000 on or before December 10, 2004. Upon receiving the $750,000, the Company was required to to pay Pioneer $706,279 to acquire its 85% interest. On December 10, 2004, the Company granted Golden Spirit an extension until December 24, 2004 to meet the requirements of the initial agreement. The Company received an additional non-refundable 1,000,000 restricted Rule 144 common shares valued at $60,000 as consideration for the extension. In return, Avalon agreed to issue and deliver 2,000,000 shares of its common stock to Golden Spirit. The Company did not receive the payment of US$750,000 and on January 4, 2005 the Company issued a default notice to Golden Spirit for failure to meet the terms of the agreements which was terminated and the shares were not issued. The 2,000,000 restricted Rule 144 common shares of Golden Spirit are recorded as available for sale securities.

Our Mineral Properties

LSA Mineral Claims, Nevada. By Agreement dated January 26, 2004 and subsequent amendments dated March 8, 2004 and August 11, 2004 the Company agreed to acquire a ninety-percent (90%) interest in seven (7) lode mining claims known as the LSA claims, located in Lander County, Nevada. The Company issued 1,000,000 restricted common shares valued at $110,000 and paid $1,000 upon signing the agreement. Under the terms of the agreement(s), the Company paid $2,500 by April 26, 2004. Thereafter, on the last day of each month from May, 2004 to February, 2005, the Company must pay an additional $500 in cash. In addition the Company is required to issue $17,500 in restricted shares on June 30, 2005 to earn its ninety-percent (90%) interest. As of March 31, 2005, the Company has paid $4,500 towards the acquisition and has received an extension to June 30, 2005 to pay an additional $4,500 in cash and issue the share consideration.

The Company will be required to perform annual assessment work to keep the claims in good standing. The Company will have an independent engineering report prepared on the property, which will contain recommendations for a work program

Available for sale securities

During 2004, the Company received 2,000,000 restricted Rule 144 shares of Golden Spirit Minerals Ltd. ("Golden Spirit"), a public company with directors and significant shareholders in common. The restricted shares were received as non-refundable consideration pursuant to agreements dated November 10, 2004 and December 10, 2004 with Golden Spirit. Effective December 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $10,000 which was recorded as other comprehensive loss for the year. As of March 31, 2005 the Company recorded as other comprehensive loss for the period, an additional $60,000 for a total of $70,000 in other comprehensive loss. As at March 31, 2005,the Company owned 2,000,000 shares of Golden Spirit with a fair value of $60,000.

Our Investment in Legacy Mining Ltd. On December 31, 2003, the Company agreed to settle $122,988 of its receivable from Legacy Mining Ltd. ("Legacy") for the issue of 1,229,880 restricted shares of Legacy at a value of $0.10 per share representing a 9.8% interest in Legacy. These restricted shares were issued to the Company on February 20, 2004. Legacy is a non-reporting entity with a director in common with the Company. Legacy has applied to NASD for a listing on the pink sheets and intends to become a fully reporting company in 2005. The Company has written this investment down to $1 as of December 31, 2004 because management has determined that it is not recoverable within a reasonable period of time.

Liquidity and Capital Resources

For the three month period ended March 31, 2005, we had total assets of $1,304,071, including cash of $193,069, taxes recoverable of $466 and prepaid expenses of 3,688. We have a $971,536 invested in oil and gas properties, which is represented by $971,534 for 13,189 acres of gas leases located in Utah,$1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California. We have available for sale securities with a fair value of $60,000 as at March 31, 2005, a long-term investment in Legacy Mining Ltd. recorded at a nominal value of $1 and a long-term receivable from Golden Spirit Minerals Ltd. at cost of $75,311. At December 31, 2004, we had total assets of $220,443. The increase in assets was primarily due the acquisition of the Uinta Basin property in Utah.

At March 31, 2005, we had current liabilities of $59,220, which was represented by accounts payable and accrued liabilities of $24,733 and $34,487 due to related parties. At December 31, 2004 we had current liabilities of $45,733. The increase in liabilities was due to an increase in funds due to related parties and an increase in accounts payable. At March 31,2005, we had total current assets of $197,223. At March 31, 2005, current assets exceeded current liabilities by $138,003. At December 31, 2004, our total current liablilities exceeded our total current assets by $41,105.

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

Results of Operations. We have not yet realized any revenue from operations to date. Loss from operations increased from $433,064 in the first quarter of 2004 to $633,179 in the first quarter of 2005. This increase in the loss was largely because $250,560 in stock based compensation expenses were incurred.

The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

Our Plan of Operation for the Next Twelve Months . We anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

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

Code of Ethics:

We intend to adopt a code of ethics in 2005 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions. We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal financial officer, principle accounting officer or controller, other persons performing similar functions (2) the nature of any waiver, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

We do not currently have a code of ethics as this is a new regulatory requirement and we are examining the various form and contents of other companies written code of ethics, discussing the merits and meaning of a code of ethics to determine the best form for our Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation. The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled. As of March 31, 2005, the Company is still in the legal process of having the certificate released.

Item 2. Changes in Securities.

2005 Transactions

During the quarter ended March 31, 2005, the Company issued 1,078,000 common shares pursuant to the Company's 2005 Stock Incentive and Option Plan at various prices for proceeds of $269,340.

During the quarter ended March 31, 2005, the Company issued 150,000 restricted common shares valued at $31,000 to two consultants as compensation for their appointment to the advisory board.

During the quarter ended March 31, 2005, the Company completed a private placement and issued 5,950,000 Series A Units at $0.15 per unit for total proceeds of $892,500. Each Series A Unit issued by the Company was comprised of
(i) one restricted share of the Company's $.001 par value common stock and (ii) a series "A" warrant which will enable the subscriber to acquire from the Company one share of the Company's $.001 par value common stock at a purchase price of $.50 per share for a period of eighteen months.

A finders fee of ten percent of the total proceeds was paid in the form of 595,000 restricted common shares of the Company, valued at $130,900 to the finders. In addition, the finder who raised the majority of the proceeds,will also receive a 1.5% gross royalty of all revenue produced by the Uinta Basin project and paid to the Company. The proceeds from the sale of these units were used to meet the terms of the Participation Agreement with Pioneer and to provide general working capital.

During the quarter ended March 31, 2005, the Company issued a total of 1,200,000 restricted common shares to four parties valued at $264,000 for their assistance to the Company in acquiring the Uinta Basin project.

During the quarter ended March 31, 2005, the Company issued 250,000 restricted common shares for a prepaid investor relations services contract valued at $55,000 and recorded as deferred compensation.

2004 Transactions

During 2004, the Company issued 1,050,000 restricted common shares for investor relations and investment banking service contracts valued at $126,000.

During 2004 the Company issued 1,550,000 shares with a fair value of $170,500 in settlement of $88,550 of unpaid consulting fees, $14,350 of professional fees and $5,600 in office and administrative salaries. The difference of $62,000 has been recorded as a loss on settlement of debt.

During 2004 the Company issued 1,000,000 restricted common shares valued at $110,000 towards the acquisition of a mineral property .

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

A. Security Ownership of Management

The following table sets forth information as of March 31, 2005 with respect to the ownership of our common stock by each director and by all officers and directors as a group.

                                            Amount and Nature of   Percent of
Title of Class  Name of Beneficial Owner      Beneficial Owner        Class
------------------------------------------------------------------------------
Common Stock     Robert Klein
                 4540 Woodgreen Place
                 West Vancouver, B.C., Canada     50,000              0.16 %
                 V7S 2V6

Common Stock	Carlton Parfitt
                #2025 -1358 W. Georgia Street
                Vancouver, B.C.  V7T 1A8          50,000              0.16 %

Directors' Compensation. During the three months ended March 31, 2005, the Company incurred $14,867 (2003 -$14,276) in management fees to two directors. At March 31, 2005 the Company owes $9,000 in management fees to one director.

Stock Based Compensation. During the three months ended March 31, 2005 $250,560 (2003 - $Nil) in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model We do expect further stock based compensation in 2005.

Transactions with promoters.

On February 1, 2005, the Company entered into an agreement with Holm Investments Ltd., a private company, for a two year term, whereby Holm Investments Ltd. will provide investor relations services to the Company (valued at $55,000) in exchange for 250,000 restricted shares of the Company's common stock. Holm Investments Ltd. will provide such services as researching, editing and generating a company profile, relaying the Company's business perspectives and distribution of corporate updates, including press releases. (See Exhibit 10-1)

B. Security Ownership of Certain Beneficial Holders of ten percent or more

T                                            Amount and Nature of   Percent of
Title of Class  Name of Beneficial Owner      Beneficial Owner        Class
------------------------------------------------------------------------------
Common Stock	CEDE & Co.
                The Depository Trust Co.
                P.O. Box 222 Bowling Green Station
                New York, New York 10274	    21,163,702       66.44 %

C. Certain Relationships and Related Party Transactions

During the quarter ended March 31, 2005 the Company incurred $14,111 (2004 -$14,276) in management fees to directors. At March 31, 2005 the Company owes $9,000 in management fees to a director.

During the quarter ended March 31, 2005, the Company incurred $5,116 (2004 - $8,384) in rent and office expenses to a private company controlled by a shareholder.

During the quarter ended March 31, 2005, the Company incurred $235,786 (2004 - $Nil) in consulting fees to significant shareholders and $4,947 (2004 - $10,850) in professional fees to an employee.

During the quarter ended March 31, 2005, three companies controlled by significant shareholders earned $11,837 (2004 - $53,583) and a company controlled by a shareholder earned $4,584 (2003 - $11,250) pursuant to prepaid services agreements.

At March 31, 2005 an amount of $84,312 (2004 - $42,086) is receivable from Golden Spirit Minerals Ltd., a public company which have directors in common with the Company. These amounts are non-interest bearing and have no specific terms of repayment.

At March 31, 2005, the following amounts are due to related parties:

		         2005	   2004
		       --------  --------
Employee	       $     -	$ 38,143
Director		 9,000	  56,000
Significant Shareholder	25,487	  15,257
	               =======    =======
	               $34,487	$109,400

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

D. Description of Property

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

                                 March 31   December 31,  December 31,
       Cash and Cash Equivalents   2005	      2004           2003
       ------------------------- --------- -----------   -------------
      	            Total	$ 193,069  $ (2,187)	   $ 2,262
                                 ========  ==========    =============

We define cash equivalents as all highly liquid investments with maturity of 3
months or less when purchased.   We do not presently own any interests in real
estate or own any inventory or equipment.


Item 6.  Exhibits and Form 8-K's.

Index to Exhibits

(i)	Exhibits

Exhibit 10.01 - Agreement between us and Holm Investments Ltd.

Exhibit 31.1 - Section 906 Certification of Periodic Report of the Chief
               Executive Officer.

Exhibit 31.2 - Section 906 Certification of Periodic Report of the Chief
               Financial Officer.

Exhibit 32.1 - Section 302 Certification of Periodic Report of the Chief
               Executive Officer.

Exhibit 32.2 - Section 302 Certification of Periodic Report of the Chief
               Financial Officer.

(ii)   The following documents are incorporated by reference in this Form 8-K

              None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Quarterly Report on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on May 16, 2005.

Avalon Energy Corporation a Nevada Corporation

By:      /s/ Carlton Parfitt
    	--------------------
    	     Carlton Parfitt

Its:     President