Form 10KSB/A
period 2004-12-31
AVALON ENERGY CORP.
filed 2005-05-20
CIK 746631

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

============================================================================

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

Item 8A.Controls and Procedures........................................16

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


On November 10, 2004, the Company entered into an agreement with Golden Spirit Mining Ltd., ("Golden Spirit") a company with directors in common, to sell a 40% working interest in the Uinta Basin Lease. Upon signing of the agreement, Golden Spirit issued 1,000,000 restricted Rule 144 common shares valued at $70,000 as a non-refundable deposit to the Company. Golden Spirit had a right to acquire the 40% working interest in the gas lease upon the Company receiving a payment of US$750,000 on or before December 10, 2004. Upon receiving the $750,000, the Company was required to to pay Pioneer $706,279 to acquire its 85% interest. On December 10, 2004, the Company granted Golden Spirit an extension until December 24, 2004 to meet the requirements of the initial agreement. The Company received an additional non-refundable 1,000,000 restricted Rule 144 common shares valued at $60,000 as consideration for the extension. In return, Avalon will issue and deliver 2,000,000 shares of its common stock to Golden Spirit. The Company did not receive the payment of US$750,000 and on January 4, 2005 the Company issued a default notice to Golden Spirit for failure to meet the terms of the agreements which were terminated. The 2,000,000 restricted Rule 144 common shares are recorded as available for sale securities.

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

During 2004, the Company received 2,000,000 restricted Rule 144 shares of Golden Spirit Minerals Ltd. ("Golden Spirit"), a public company with directors and significant shareholders in common. The restricted shares were received as non-refundable consideration pursuant to agreements dated November 10, 2004 and December 10, 2004 with Golden Spirit. Effective December 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $10,000 which was recorded as other comprehensive loss for the year. As at December 31, 2004 the Company owned 2,000,000 shares of Golden's common stock. (See Part I- Item 3 - Utah property above).


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

Subsequent to year end, the Company issued 150,000 restricted common shares valued at $31,000 to two consultants as compensation for their appointment to the Company's advisory board.

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


SALES OF SECURITIES - 2004


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


SALE OF SECURITIES - 2003

Sales of Securities prior to September 8, 2003 (pre-reverse split basis).

On December 20, 2002, the Company filed a Registration Statement on Form S-8 to cover 4,100,000 shares of common stock, par value $0.001 per share to be issued pursuant to the Company's 2002 Stock Incentive and Option Plan. During year ended December 31, 2003, the Company issued a total of 4,100,000 shares of common stock at a price of $.15 per share for proceeds of $615,000 as follows:

	January 3, 2003 	 300,000 shares
	January 24, 2003	 100,000 shares
	February 18, 2003	 100,000 shares
	February 25, 2003	 250,000 shares
	March 3, 2003	       1,950,000 shares
	May 12, 2003		 700,000 shares
	May 30, 2003		 700,000 shares
			       ------------------
			       4,100,000 shares
                               ==================

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

June 13, 2003		900,000 shares	 August 14, 2003      425,000 shares
June 23, 2003		300,000 shares	 August 29, 2003    1,275,000 shares
June 26, 2003		100,000 shares		           -----------------
July 24, 2003		325,000 shares	                    1,700,000 shares
August 1, 2003	        275,000 shares	                   =================
August 3, 2003	        100,000 shares
August 11, 2003	        225,000 shares
August 14, 2003  	 75,000 shares
		      ----------------
		       2,300,000 shares
		      ================

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

October 3, 2003		        425,000 shares
October 6, 2003		        150,000 shares
October 21, 2003		400,000 shares
October 24, 2003		111,125 shares
October 27, 2003		400,000 shares
November 3, 2003		435,000 shares
November 12, 2003		500,000 shares
November 13, 2003		185,000 shares
November 18, 2003		645,000 shares
November 24, 2003		548,875 shares
                                ===============
                              3,800,000 shares

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


Liquidity and Capital Resources. We had a bank overdraft of $ (2,187) as of December 31, 2004, compared to a cash balance of $ 2,262 at December 31, 2003. Our total current assets were $4,628 as of December 31, 2004, compared to total current assets of $3,783 at December 31, 2003. We do not believe that our available cash is sufficient to pay our day-to-day expenditures, therefore, we rely on management to provide the necessary funds to pay these day-to-day expenditures (See subsequent events - private placement). As of December 31, 2004, our total assets were $220,443, compared to total assets of $180,684 at December 31, 2003. The increase in total assets was primarily due to the acquisition of restricted Rule 144 common shares in Golden Spirit Mining Ltd. in 2004.

Our total current liabilities were $45,733 as of December 31, 2004, represented by a bank overdraft of $2,187, $16,488 in accounts payable and $27,058 in amounts owing to related parties. Our total current liabilities were $312,094 as of December 31, 2003, represented by $19,622 in accounts payable and $292,473 in amounts owing to related parties.


Results of Operations. Avalon Energy Corporation has not yet realized any revenue from operations, nor does it expect to in the foreseeable future. Loss from operations decreased from $$2,170,465 in 2003 to $1,678,056 for the year ended December 31, 2004. Our net loss decreased slightly from 2003 to 2004 primarily because of a reduction in consulting fees and stock based compensation. The cash and equivalents constitute Avalon Energy Corporation's present internal sources of liquidity. Because Avalon Energy Corporation is not generating any significant revenues, Avalon Energy Corporation's only external source of liquidity is the sale of its capital stock and/or loan(s) from officers and shareholders.

From inception to December 31, 2004, Avalon Energy Corporation has incurred cumulative net losses of $14,444,360 resulting primarily from the write-down of $2,250,937 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of its investment in Legacy Mining Ltd. and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $2,925,810; office and general expenses of $2,022,694; professional fees of $808,017; interest expense of $98,282 and software development costs of $737,300. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Mining Ltd. (See
Part I, Item 3- Utah property).



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



                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                              (Restated-See Note 14)

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


"Dale Matheson Carr-Hilton LaBonte"


CHARTERED ACCOUNTANTS

Vancouver, B.C. March 9, 2005 except Note 13 which is as of March 31, 2005 and
Note 14 which is as of April 25, 2005




                         AVALON ENERGY CORPORATION
                     (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)

                            BALANCE SHEETS

                                                            Restated-
                                                           (see Note 14)
                                                            December 31,       December 31,
                                                               2004               2003
                                 ASSETS                     -----------        ----------

CURRENT ASSETS
  Cash                                                       $       -        $    2,262
  Taxes recoverable                                                610             1,521
  Prepaid Expenses                                               4,018                 -
                                                             ----------        ----------
                                                                 4,628             3,783

AVAILABLE FRO SALE SECURITIES (Note 3)                         120,000                 -
DUE FROM GOLDEN SPIRIT MINERALS LTD. (Note 9)                   45,812           167,899
INVESTMENT IN LEGACY MINING LTD (Note 4)                             1                 -
DEPOSIT ON ACQUISITION OF MINERAL PROPERTY (Note 4)                  -             9,000
DEPOSIT ON OIL AND GAS PROPERTIES (Note 5)                      50,002                 2
                                                            ----------         ---------
                                                          $    220,443        $  180,684
                                                            ==========         =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                         $       2,187        $       -
  Accounts payable and accrued liabilities                      16,488            19,621
  Due to related parties (Note 9)                               27,058           292,473
                                                            ----------         ---------
                                                                45,733            22,094
                                                            ----------         ---------
CONTINGENCIES (Note 1 and 12)

STOCKHOLDERS' EQUITY (Note 8)
  Common stock, $.001 par value, 200,000,000
   shares authorized 22,630,492 (2003 -
   9,305,492) shares issued and outstanding                    62,346             49,021
   Additional paid-in capital                              19,231,419         17,751,644
  Deferred Compensation (Note 7)                             (193,462)          (473,044)
  Share subscriptions receivable                                    -           (232,094)
  Deficit accumulated during exploration stage            (18,906,705)        (7,266,937)
  Accumulated other comprehensive loss                        (10,000)                -
                                                            ----------         ---------
                                                               54,710           (131,410)
                                                            ----------         ---------
                                                         $    220,443        $   180,684
                                                            ==========         =========

The accompanying notes are an integral part of these financial statements


                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)


                                                      Restated-
                                                     (see Note 14)                   Cumulative
                                                      Year ended      Year ended    from January 1,
                                                     December 31,    December 31,      1996 to
                                                         2004            2003         December 31,
                                                                                         2004
                                                     -----------     -----------     -----------
GENERAL AND ADMINISTRATIVE EXPENSES
 Litigation settlement                              $          -    $          -    $  2,291,070
 Management and consulting fees                          634,939         819,438       2,925,810
 Consulting fees - stock basedcompenstaion (Note 2)      338,500         651,000         989,500
 Exploration Costs (Note 5)                              112,498               -         112,498
 Loss on settlement of debt (Note 8)                      62,000               -         718,784
 General and administrative                              448,072         455,465       2,022,694
 Professional fees                                        83,579         159,562         808,017
 Interest expense                                              -               -          98,282
 Software development costs                                    -               -         737,300
                                                     -----------     -----------      -----------
LOSS BEFORE THE FOLLOWING                              1,679,768       2,085,465      10,740,135

Property option income (Note 6)                         (130,000)              -        (130,000)
Write-down of investment in Legacy Mining Ltd.           128,288               -         128,288
Write-down of  oil and gas properties                          -               -       1,406,000
Write-down of interest in ACGT Corporation                     -               -       2,225,937
Loss on Iceberg Drive Inn Investment                           -          85,000          85,000
                                                     ------------    ------------    ------------


NET LOSS FOR THE YEAR                               $ (1,678,056)   $ (2,170,465)  $ (14,444,360)
                                                      ===========     ===========    ============



BASIC NET LOSS PER SHARE                            $      (0.09)   $      (0.43)
                                                      ===========     ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            18,534,786       5,090,551
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


                                                                                Deficit
                                                                              accumulated
                                                                              during the
                                                     Deferred       Stock      development
                                                     Compensation  subscribed    stage            Total
                                                    -------------  -------    -----------      ----------

Balance December 11, 2002                           $  (90,083)         -    $(11,696,119)      $ 2,853,579

Share consolidation, 1:10 on December 12, 2002               -          -               -               -
                                                      ----------- ---------   -------------     -----------
Balance forward,December 12,2002 after 1:10 split   $  (90,083)         -    $(11,696,119)      $ 2,853,579

Shares issued for deferred compensation at
$.12 per share-Dec. 13, 2002                          (780,000)         -               -                 -

Shares issued for services at $,12 per
share-Dec. 16, 2002                                          -          -               -           442,800

Deferred compensation expense recorded in the year      44,707          -               -            44,707

Net loss for the year ended December 31, 2002                -          -      (3,360,353)       (3,360,353)
                                                      ---------- ----------    ------------      ------------
Balance, December 31, 2002                          $ (825,376)         -   $ (15,056,472)      $   (19,267)
                                                      ---------- ----------   -------------     ------------

Shares issued for stock options at $.15 - Jan.2,
2003                                                         -          -               -            45,000

Shares issued for stock options at $.15 - Jan.24,
2003                                                         -          -               -            15,000

Shares issued for stock options at $.15 - Feb 18,
2003                                                         -          -               -            15,000

Shares issued for stock options at $.15 - Feb 25,
2003                                                         -          -               -            37,500

Shares issued for stock options at $.15 - Mar. 3,
2003                                                         -          -               -           292,500

Shares returned to treasury and cancelled - Mar.
6, 2003                                                      -          -               -            (5,500)

Shares issued for cash at $.125 per share - Mar.
17, 2003                                                     -          -               -           100,000

Shares issued for stock options at $.15 - May 12,
2003                                                         -          -               -           105,000

Shares issued for stock options at $.15 - May 30,
2003                                                         -          -               -           105,000

Shares issued for stock options at $.03 - June 13,
2003                                                         -          -               -            27,000

Shares issued for stock options at $.03 - June 23,
2003                                                         -          -               -             9,000

Shares issued for stock options at $.03 - June 26,
2003                                                         -          -               -             3,000

Shares returned to treasury and cancelled - July
11, 2003                                                     -          -               -           (40,000)

Shares issued for stock options at $.03 - July 24,
2003                                                         -          -               -             9,750

Shares issued for stock options at $.03 - August
1, 2003                                                      -          -               -             8,250

Shares issued for stock options at $.03 - August
3, 2003                                                      -          -               -             3,000

Shares issued for stock options at $.03 - August
11, 2003                                                     -          -               -             6,750

Shares issued for stock options at $.03 - August
14, 2003                                                     -          -               -             2,250

Shares issued for stock options at $.03 - August
14, 2003                                                     -          -               -            17,000

Shares issued for stock options at $.04 - August
29, 2003                                                     -          -               -            51,000
                                                           ----       ----    ------------        ----------
Balance, September 7, 2003                          $ (825,376)         -    $ (15,056,473)     $   787,233

Share consolidation, 1:4 on September 8, 2003                -          -               -                 -
                                                           -----      -----    ------------        ----------

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


                                                                                       Deficit
                                                                                     accumulated
                                                                                      during the
                                                      Deferred           Share       development
                                                      Compensation    subscriped        stage            Total
                                                      ----------     ------------     -----------      ----------

Balance forward, September 8, 2003 after 1:4 split  $ (825,376)     $       -      $ (15,056,473)    $ 1,479,408

Shares issued for services at $.30 per share -
October 3, 2003                                              -              -                 -           83,000

Shares issued for stock options at $.19 - October
3, 2003                                                      -              -                 -           80,750

Shares issued for stock options at $.19 - October
6, 2003                                                      -              -                 -           28,500

Shares issued for stock options at $.21 - October
21, 2003                                                     -              -                 -           64,000

Shares issued for stock options at $.11 - October
24, 2003                                                     -        (10,984)                -            1,240

Shares issued for stock options at $.09 - October
27, 2003                                                     -        (36,000)                -                -

Shares issued for mining property at $.18 -
October 27, 2003                                             -              -                 -            9,000

Shares issued for stock options at $.08 - November
3, 2003                                                      -        (34,800)                -                -

Shares issued for stock options at $.08 - November
12, 2003                                                     -        (40,000)                -                -

Shares issued for stock options at $.08 - November
13, 2003                                                     -        (14,800)                -                -

Shares issued for stock options at $.08 - November
18, 2003                                                     -        (51,600)                -                -

Shares issued for stock options at $.08 - November
24, 2003                                                     -        (43,910)                -                -

Shares returned to treasury and cancelled -
December 15, 2003                                            -              -                 -          (18,000)

Share reconciliation                                         -              -                 -                -

Stock Based Compensation                                     -              -                 -          651,000

Deferred compensation expense recorded in the year     352,332              -                 -          352,332

Net loss for the year ended December 31, 2003                -              -         (2,170,465)     (2,170,465)
                                                      ---------        ---------      ------------     ------------
						    $ (473,044)    $  (232,094)    $ (17,226,938)   $   (131,410)
Balance, December 31, 2003                            ---------        ---------      ------------     ------------



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




                                                                                               Additional
                                                               Number of                       Paid In        Deferred
                                                                 shares          Amount        Capital        Compensation
                                                             ----------       ----------      -----------     ----------
Balance carried forward	                                        9,305,492     $  49,021	      $ 17,751,644   $ (473,044)

Shares issued for services at $0.12 - January 15, 2004          1,050,000	  1,050	           124,950	      -

Share subscriptions received - January 21, 2005	                        -	      -	                 -            -

Shares issued for debt at $0.11 - February 11, 2004	        1,550,000         1,550	           168,950            -

Shares issued for mineral property at $0.11 - February 27, 2004	1,000,000	  1,000	           109,000	      -

Shares issued for debt at $0.08 - May 26, 2004	                2,500,000	  2,500	           197,500	      -

Shares issued for stock options at $0.06 - July 7, 2004	        1,375,000	  1,375	            81,125            -

Shares returned and cancelled - July 9, 2004	                 (210,000)	   (210)	   (18,790)           -

Shares issued for stock options at $.08 - September 17,2004 	1,000,000	  1,000	            79,000	      -

Shares returned and cancelled - September 28, 2004	       (1,000,000)	 (1,000)	   (79,000)	      -

Shares issued for stock options at $.06 - September 28, 2004	1,125,000	  1,125	            66,375	      -

Shares issued for services at $0.12  - October 1, 2004            100,000	    100	            12,900	      -

Shares issued for stock options at $.08 - October 7, 2004	  600,000	    600	            47.400	      -

Shares issued for stock options at $.08 - November 22, 2004     3,300,000	  3,300	           260,700	      -

Shares issued for stock options at $.08 - November 23, 2004	  700,000	    700	            55,300	      -

Shares returned and cancelled - November 23, 2004	         (300,000)	   (300)	   (23,700)	      -

Shares returned and cancelled - November 24, 2004	          (65,000)	    (65)	   (10,435)	      -

Shares issued for salaries - December 1, 2004                     100,000	    100	            19,900	      -

Shares returned and cancelled - November 23, 2004	       (2,000,000)	 (2,000)	  (158,000)	      -

Shares issued for stock options at $0.08 - December 8, 2004	1,250,000	  1,250	            98,750	      -

Shares issued for stock options at $0.08 - December 13, 2004	  475,000	    475	            37,525	      -

Shares issued for stock options at $0.08 - December 16, 2004	  775,000	    775	            61,225	      -

Stock Based Compensation	                                        -	      -	           338,500	      -

Deferred compensation expense recorded in the year                      -             -                  -      279,582

Net loss for the year ended December 31, 2004	                        -	      -	                 -	      -
			                                                -             -                  -            -
			                                      ------------      ---------       -----------    ---------
Balance, December 31, 2004	                               22,630,492     $	 62,346       $ 19,231,419   $ (193,462)
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


                                                                                  Deficit
                                                                                  accumulated   Accumulated
                                                                                  during the       other
                                                                     Stock       development    Comprehensive
                                                                  subscribed        stage        Income(Loss)     Total
                                                                   ----------    -----------      ----------   ---------
Balance carried forward	                                          $ (232,094)    $(17,226,937)    $       -     $(131,410)

Shares issued for services at $0.12 - January 15, 2004           	   -              -               -       126,000

Share subscriptions received - January 21, 2005	                     232,094              -               -       232,094

Shares issued for debt at $0.11 - February 11, 2004                        -              -               -       170,500

Shares issued for mineral property at $0.11 - February 27, 2004  	   -              -               -       110,000

Shares issued for debt at $0.08 - May 26, 2004	                 	   -              -               -       200,000

Shares issued for stock options at $0.06 - July 7, 2004                    -	          -               -        82,500

Shares returned and cancelled - July 9, 2004                               -              -               -       (19,000)

Shares issued for stock options at $.08 - September 17,2004      	   -              -               -        80,000

Shares returned and cancelled - September 28, 2004                         -              -               -       (80,000)

Shares issued for stock options at $.06 - September 28, 2004               -              -               -        67,500

Shares issued for services at $0.12  - October 1, 2004           	   -              -               -        13,000

Shares issued for stock options at $.08 - October 7, 2004        	   -              -               -        48,000

Shares issued for stock options at $.08 - November 22, 2004      	   -              -               -       264,000

Shares issued for stock options at $.08 - November 23, 2004      	   -              -               -        56,000

Shares returned and cancelled - November 23, 2004	         	   -              -               -       (24,000)

Shares returned and cancelled - November 24, 2004                	   -              -               -       (10,500)

Shares issued for salaries - December 1, 2004                    	   -              -               -        20,000

Shares returned and cancelled - November 23, 2004                	   -              -               -      (160,000)

Shares issued for stock options at $0.08 - December 8, 2004                -              -               -       100,000

Shares issued for stock options at $0.08 - December 13, 2004     	   -              -               -        38,000

Shares issued for stock options at $0.08 - December 16, 2004     	   -              -               -        62,000

Stock Based Compensation	                                 	   -              -               -       338,500

Deferred compensation expense recorded in the year                         -              -               -       279,582

Net loss for the year ended December 31, 2004	                           -     (1,678,056)              -    (1,678,056)
		                                                           -              -         (10,000)      (10,000)
		                                                        -----   -------------   ------------  -----------
Balance, December 31, 2004                                          $      -    (19,034,993)       $(10,000)   $  174,710
                                                                        =====   =============    ============  ===========

                  The accompanying notes are an integral part of these financial statements


                            AVALON ENERGY CORPORATION
                     (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                             Cumulative
                                                            Year ended      Year ended      from January 1,
                                                            December 31,    December 31,        1996 to
                                                              2004             2003          December 31,
                                                                                                 2004
                                                           -----------     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the year	                                 $ (1,678,056)    $ (2,170,465)   $ (14,444,360)
 Adjustments to reconcile net loss to
  net cash from operating activities:
  - fees and services paid for with common shares             907,582	       693,582	      2,879,792
  - stock based compensation	                              338,500	       651,000	        989,500
  - interest paid for with common shares	                    -	             -	         80,872
  - loss on settlement of debt	                               62,000	             -	        718,784
  - software development costs paid for with common shares	    -	             -	        600,000
  -  non cash exploration costs	                              110,000	             -	        110,000
  - write-down of interest in oil and gas properties	            -	             -	      2,250,937
  - write-down of investment in Legacy Mining                 128,000                -          128,000
  - write-down of interest in ACGT Corporation	                    -	             -	      1,406,000
  - loss on Iceberg Drive Inn investment	                    -	        85,000	         85,000
  - non cash option income received in shares                (130,000)               -         (130,000)
  - other non-cash expenses	                                    -	             -	      2,557,382
  - net changes in working capital items 	             (312,678)	       (15,615)	        266,341
                                                         -------------    -------------     ------------
CASH FLOWS USED IN OPERATING ACTIVITIES	                     (574,364)	      (756,498)	     (2,501,464)
			                                 -------------    -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in Iceberg Acquisition Corporation	                    -	       (95,000)	       (120,000)
 Interest in oil and gas properties	                      (50,000)	             -	       (734,934)
                                                         -------------    -------------     -------------
CASH FLOWS USED IN INVESTING ACTIVITIES	                      (50,000)	       (95,000)	       (854,934)
			                                 -------------    -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Bank overdraft	                                               (2,187)	        (1,934)	         (2,187)
 Net proceeds on sale of common stock	                      354,500	       745,240	      1,549,740
 Net proceeds (receivable) from common stock subscriptions	    -	             -	        633,000
 Net advances (to) from related parties	                      265,415	       110,454	        751,471
 Advances receivable	                                            -	             -	        420,000
                                                         -------------    -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES	                      622,102	       853,760	      3,352,024
			                                 -------------    -------------     -------------
INCREASE (DECREASE) IN CASH	                               (2,262)	         2,262	              -

CASH, BEGINNING OF YEAR	                                        2,262	             -	              -
		                                         -------------    -------------     --------------
CASH, END OF YEAR	                               $            -	  $      2,262	   $          -
                                                         =============    =============     ==============

Supplemental cash flow information (See Note 10)


The accompanying notes are an integral part of these financial statements



                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003
                             (Restated-see Note 14)

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

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has incurred losses of $18,904,993 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its mineral properties. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 7:

                                               December 31,       December 31,
                                                   2004               2003
                                               ------------       ------------
Net loss                        As reported   $  (1,678,056)     $  (2,170,465)
SFAS 123 compensation expense   Pro-forma          (147,500)	      (370,300)
                                               -------------      -------------
                                Pro-forma     $  (1,825,556)     $  (2,540,765)
                                               =============      =============
Pro-forma net loss per share
    Basis and fully diluted     Pro-forma     $       (0.08)     $       (0.50)
                                               =============      =============

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

NOTE 3 - AVAILABLE FOR SALE SECURITIES

During 2004, the Company received 2,000,000 restricted Rule 144 shares of Golden Spirit Minerals Ltd. ("Golden Spirit"), a public company with directors and significant shareholders in common. The restricted shares were received as non-refundable consideration pursuant to agreements dated November 10, 2004 and December 10, 2004 with Golden Spirit. Effective December 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $10,000 which was recorded as other comprehensive loss for the year. As at December 31, 2004 the Company owned 2,000,000 shares of Golden Spirit's common stock. Refer to Note 6.


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

On November 10, 2004, the Company entered into an agreement with Golden Spirit Mining Ltd., ("Golden Spirit") a company with directors in common, to sell a 40% working interest in the Uinta Basin Lease. Upon signing of the agreement, Golden Spirit issued 1,000,000 restricted Rule 144 common shares valued at $70,000 as a non-refundable deposit to the Company. Golden Spirit had a right to acquire the 40% working interest in the gas lease upon the Company receiving a payment of US$750,000 on or before December 10, 2004. Upon receiving the $750,000, the Company was required to pay Pioneer $706,279 to acquire its 85% interest. On December 10, 2004, the Company granted Golden Spirit an extension until December 24, 2004 to meet the requirements of the initial agreement. The Company received an additional non-refundable 1,000,000 restricted Rule 144 common shares valued at $60,000 as consideration for the extension. In return, Avalon was to issue and deliver 2,000,000 shares of its common stock to Golden Spirit. The Company did not receive the payment of US$750,000 and on January 4, 2005 the Company issued a default notice to Golden Spirit for failure to meet the terms of the agreements which were then terminated. The 2,000,000 restricted Rule 144 common shares are recorded as available for sale securities (see Note
3).

During January 2005 the Company completed this acquisition and paid an additional $656,279 to Pioneer. Refer to Note 13- Subsequent Events.

Refer to Note 14-Restatement-Available for Sale Securities.

NOTE 7 - DEFERRED COMPENSATION

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

To date the Company has not issued any Class A or Class B perferred shares.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2004, three companies controlled by significant shareholders earned $186,250 (2003 - $151,332) and a company controlled by an employee earned $45,000 (2003 - $45,000) pursuant to prepaid service agreements (See Note 7).

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

Refer to Note 13

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2004:

- The Company issued 1,150,000 restricted common shares for prepaid investor relations and investment banking service contracts valued at $139,000 (Refer to Note 7).

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

NOTE 11 - INCOME TAXES

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

NOTE 13- SUBSEQUENT EVENTS

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

Subsequent to year end, the Company issued 150,000 restricted common shares valued at $31,000 to two consultants as compensation for their appointment to the Company's advisory board.

Uinta Basin Property

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

NOTE 14 - RESTATEMENT

The Company has determined that it is appropriate to restate its financial statements presented in its Annual Report. The restatement is a result of accounting adjustments required to record the receipt of 2,000,000 restricted Rule 144 shares of Golden Spirit Minerals Ltd. ("Golden Spirit"), a public company with directors and significant shareholders in common. These shares were not recorded in the Company's originally reported December 31, 2004 financial statements.

The restricted shares were received as non-refundable consideration pursuant to agreements dated November 10, 2004 and December 10, 2004 with Golden Spirit and have been recorded as property option income at their fair market value on date of issuance of $130,000. Effective December 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $10,000 which was recorded as other comprehensive loss for the year. As at December 31, 2004 the Company owned 2,000,000 shares of Golden Spirit's common stock.

                                                   As of December 31, 2004
                                          -------------------------------------
Condensed Balance Sheet	                  As Reported	As Restated    Change
                                          ------------ ------------  ----------
                Assets
Current assets	                           $     4,628	$     4,628   $      -
Other assets	                                95,815	    215,815    120,000
                                            -----------   ----------  ---------
Total assets	                             $ 100,443	$   220,443   $120,000
                                            ===========   ==========  =========
      Liabilities and Stockholders' Equity

Current liabilities	                    $   45,733	$    45,733   $      -
Stockholders' equity	                        54,710	    174,710    120,000
                                            -----------   ----------  ---------
Total liabilities and stockholders' equity  $  100,443	$   220,443   $ 120,000
                                            ===========   ==========  =========

                                              Year ended December 31, 2004
	                                      --------------------------------
	                                                                Impact
Condensed Statement of Operations           As Reported   As Restated  on Net Loss
                                            ------------  -----------  -----------
General and administrative expenses	  $  1,679,768	  $  1,679,768	$       -
Property option income	                            -	      (130,000)	 (130,000)
Write down of investment in
 Legacy Mining Ltd.                            128,288	       128,288	        -
                                            -----------   ------------  -----------
Net loss for the year	                  $  1,808,056	  $  1,678,056	$(130,000)
                                            ===========   ============= ===========
Basic net loss per share	          $      (0.09)   $      (0.09)
                                            ===========   =============

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL
        DISCLOSURE.

There have been no disagreements with Avalon Energy Corporation's auditors since formation of the company that require disclosure pursuant to Item 304 of Regulation S-B. However, our auditors, Labonte & Co., Chartered Accountants merged with another firm during the year and emerged as Dale Matheson Carr-Hilton Labonte, Chartered Accountants.

ITEM 8A.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2004 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by our auditors, an independent registered public accounting firm, as stated in their report included herein.

CHANGES IN INTERNAL CONTROLS

No changes in the Company's internal controls over financial reporting occurred during the period ending December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CODE OF ETHICS

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

Exhibit 10.1 - Agreement between Avalon Energy Corporation and Pioneer Oil and
	       Gas*

Exhibit 31.1 - Amended Section 906 Certification of Periodic Report of the Chief
	       Executive Officer.

Exhibit 31.2 - Amended Section 906 Certification of Periodic Report of the Chief
	       Financial Officer.

Exhibit 32.1 - Amended Section 302 Certification of Periodic Report of the Chief
	       Executive Officer.

Exhibit 32.1 - Amended Section 302 Certification of Periodic Report of the Chief
	       Financial Officer.

* Previously filed on Form 10-KSB

The following documents are incorporated by reference in this Form 10-KSB/A:

b)Form 8-K

8-K filed December 1, 2004 items 5.02 and 9.01: with respect to the resignation and appointment of directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

AVALON ENERGY CORPORATION

Date: May 16, 2005

By: /s/ Carlton Parfitt
---------------------------
Carltonn Parfitt

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

By: /s/ Carlton Parfitt		Date: 	May 16, 2005
----------------------------
Carlton Parfitt, Director and President

By: /s/ Robert Klein		Date: 	May 16, 2005
-------------------------
Robert Klein, Director