Form 10QSB
period 2005-06-30
AVALON ENERGY CORP.
filed 2005-08-22
CIK 746631

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2005 there were 34,928,493 shares of the issuer's $0.001 par value common stock issued and outstanding.

===============================================================================

INDEX
                                                                       PAGE
Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.........................................F1-F-20

Item 2.   Management's Discussion and Analysis or Plan of Operation......2

Item 3.   Controls And Procedures........................................10

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings..............................................11

Item 2.   Changes in Securities and Use of Proceeds......................11

Item 3.   Defaults Upon Senior Securities................................16

Item 4.   Submission of Matters to a Vote of Security Holders............16

Item 5.   Other Information..............................................16

Item 6.   Exhibits and Reports on Form 8-K...............................17

SIGNATURES...............................................................17

===============================================================================


ITEM 1. Financial Statements


                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (UNAUDITED)


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

INTERIM STATEMENTS OF CASH FLOWS................F-3

NOTES TO INTERIM FINANCIAL STATEMENTS...........F-4

------------------------------------------------------------------------------


                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                             June 30,          December 31,
                                                               2005               2004
                                 ASSETS                     -----------        ----------
                                                             (Unaudited
CURRENT ASSETS
  Cash                                                       $ 128,814          $       -
  Taxes recoverable                                              1,143                610
  Prepaid Expenses                                               3,688              4,018
                                                             ----------         ----------
                                                               133,645              4,628

AVAILABLE FOR SALE SECURITIES (Note 3)                          60,000            120,000
DUE FROM GOLDEN SPIRIT MINERALS LTD. (Note 9)                   98,312             45,812
INVESTMENT IN LEGACY MINING LTD (Note 4)                             1                  1
OIL AND GAS PROPERTIES (Note 6)                              1,003,011             50,002
                                                            ----------         ----------
                                                          $  1,294,969       $    220,443
                                                            ==========         ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                          $          -       $      2,187
  Accounts payable and accrued liabilities                      27,746             16,488
  Due to related parties (Note 9)                               26,374             27,058
                                                            ----------         ----------
                                                                54,119             45,733
                                                            ----------         ----------
CONTINGENCIES (Note 1 and 11)

STOCKHOLDERS' EQUITY (Note 8)
  Common stock, $.001 par value, 200,000,000
   shares authorized 34,928,493 (December 31, 2004-
   22,630,493) shares issued and outstanding                   74,643             62,346
   Additional paid-in capital                              21,670.671         19,220,819
  Deferred Compensation (Note 7)                             (183,040)          (193,462)
  Deficit accumulated during exploration stage            (20,251,424)       (18,904,993)
  Accumulated other comprehensive loss                        (70,000)           (10,000)
                                                            ----------         ----------
                                                            1,240,850            174,710
                                                            ----------         ----------
                                                          $ 1,294,969        $   220,443
                                                            ==========         ==========

The accompanying notes are an integral part of these financial statements

                                        AVALON GOLD CORPORATION
                                 (Formerly Iceberg Brands Corporation)
                                    (An Exploration Stage Company)
                                    INTERIM STATEMENT OF OPERATIONS
                                              (Unaudited)

                                                                                         Cumulative
                                       Three         Three         Six          Six         from
                                       Months        Months       Months      Months      January 1,
                                       ended         ended        ended       ended        1996 to
                                      June 30,      June 30,     June 30,    June 30,      June 30,
                                        2005          2004         2005        2004          2005
                                     ----------    ----------   ----------  ----------   ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Litigation settlement             $       -  $        -      $      -     $      -   $ 2,291.070        -
  Management and consulting fees      330,625     192,474       649,786      341,050     3,575,596
  Consulting fees-Stock based
    compensation(Note 8)              308,500      48,000       559,060      362,700     1,548,560
  Exploration cost (Note 5)                 -       9,514             -      122,014       122,678
  Loss on settlement of debt(Note 8)        -           -             -       62,000       718,784
  General and Administrative           67,608     121,023       116,199      207,182     2,138,893
  Professional fees                     6,519      29,540        21,386       53,369       829,403
  Interest expense                          -           -             -            -        98,282
  Software development costs                -           -             -            -       737,300
                                     ----------  ----------   -----------  ----------  -------------
LOSS BEFORE THE FOLLOWING            (713,252)   (400,551)   (1,346,431)    (833,615)  (12,050,566)


OTHER ITEMS:
Property option income                      -           -             -            -       130,000
Write-down of investment in
 Legacy Mining Ltd. (Note 4)                -           -             -            -      (128,288)
Write-down of oil and gas properties        -           -             -            -    (1,406,000)
Write-off (recovery) of ACGT interest       -           -             -            -    (2,250,937)
Loss on Iceberg Drive Inn Investment        -           -             -            -       (85,000)
                                     ----------  ----------  -----------  -----------   ------------

NET LOSS FOR THE PERIOD             $(713,252)  $(400,551)  $(1,346,431) $(1,094,341)  $(15,790,791)
                                   ============ ===========  ===========  ===========   ============



BASIC NET LOSS PER SHARE            $   (0.02)  $   (0.03)  $     (0.04)  $    (0.07)
                                   ===========  ==========   ===========  ===========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                        32,832,693  13,894,503    30,879,926   12,591,657
                                   =========== ===========   ===========  ===========
The accompanying notes are an integral part of  these financial statements



                            AVALON GOLD CORPORATION
                     (Formerly Iceberg Brands Corporation)
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                 Cumulative
                                                           Six Months ended  Six Months ended  from January 1,
                                                               June 30,         June 30,          1996 to
                                                                 2005            2004          June 30,2004
                                                             -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the Period                                      $(1,346,431)    $(833,615)     $(15,790,791)
 Adjustments to reconcile net loss to net cash from
  operating activities:
  - Fees and services paid for with common shares                152,422         516,166        3,032,214
  - stock-based compensation                                     559,060          48,000        1,548,560
  - interest paid for with common shares                               -               -           80,872
  - loss on settlement of debt                                         -          62,000          718,784
  - software development costs paid for with common shares             -               -          600,000
  - non-cash exploration cost                                          -         119,000          119,000
  - write-down of interest in oil and gas properties                   -               -        1,406,000
  - write-down on investment in Legacy Mining Ltd.                     -               -          128,288
  - write-down of interest in ACGT Corporation                         -               -        2,250,937
  - loss on Iceberg Drive Inn Investment                               -               -           85,000
  - non-cash options received in shares                                -               -         (130,000)
  - other non-cash expenses                                            -               -        2,557,382
  - net changes in working capital items                          35,866         (57,872)         302,207
                                                              -----------     -----------      -----------
CASH USED IN OPERATING ACTIVITIES                               (599,083)       (146,321)      (3,100,547)
                                                              -----------     -----------      -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
 Investment in Iceberg Acquistion Corporation                          -               -         (120,000)
 Interest in oil and gas property.                              (739,009)              -       (1,473,943)
                                                              -----------     -----------      -----------
CASH USED IN INVESTING ACTIVITIES                               (739,009)              -       (1,593,943)
                                                              -----------     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Bank overdraft                                                        -             946            2,187
 Net proceeds on sale of common stock                          1,497,090              -         3,046,830
 Net proceeds from common stock subscriptions                          -               -          633,000
 Net advances (to) from related parties                          (30,184)         143,113         721,287
 Advances receivable                                                   -                -         420,000
                                                              -----------     -----------      -----------
CASH PROVIDED FINANCING ACTIVITIES                             1,466,906          144,059       4,823,304

INCREASE (DECREASE) IN CASH                                      128,814           (2,262)        128,814

CASH, BEGINNING OF PERIOD                                              -            2,262               -
                                                              -----------     -----------      -----------
CASH, END OF PERIOD                                           $  128,814      $         -      $  128,814
                                                              ===========     ===========      ===========


                               The accompanying notes are an integral part of these financial statements


                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The Company underwent a name change to Asdar Group on December 10, 1997, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on March 3, 2003, a name change to Avalon Gold Corporation on September 8, 2003 and a name change to Avalon Energy Corporation on March 22, 2005. The Company was dormant from 1991 to 1996 and currently has no revenue generating operations. In accordance with SFAS #7, the Company was considered a development stage company since January 1, 1996 and as a result of changing its business focus to acquisition and exploration of mineral properties is considered to be an exploration stage company.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has incurred losses of $20,251,424 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its mineral properties. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions

Preparation of the Company's financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Mineral property costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at June 30, 2005, any potential costs relating to the retirement of the Company's mineral property interest are not yet determinable.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of June 30, 2005, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of June 30, 2005, all of the Company's oil and gas properties were unproved and were excluded from depletion. At June 30, 2005, management believes none of the Company's unproved oil and gas properties were considered impaired.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note8:

                                            June 30, 2005    June 30, 2004
                                           ---------------  -----------------
Net loss                      As reported   $ (1,346,431)    $   (833,615)
                                           ---------------  ---------------
SFAS 123 compensation expense   Pro-forma              -         (102,000)
                                Pro-forma     (1,346,431)        (935,615)
                                           ===============  ===============
Pro-forma net loss per share
     Basis and fully diluted    Pro-forma   $      (0.04)    $      (0.07)
                                           ===============  ===============
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

NOTE 3 - AVAILABLE FOR SALE SECURITIES

During 2004, the Company received 2,000,000 restricted Rule 144 shares of Golden Spirit Minerals Ltd. ("Golden Spirit"), a public company with directors and significant shareholders in common. The restricted shares were received as non-refundable consideration pursuant to agreements dated November 10, 2004 and December 10, 2004 with Golden Spirit. Effective December 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $10,000 which was recorded as other comprehensive loss for the year. During the six month period ended June 30, 2005 the Company recorded an additional unrealized loss in the carrying value of its available-for-sale securities totalling $60,000 which was recorded as other comprehensive loss for the period. As at June 30, 2005 the Company owned 2,000,000 shares of Golden Spirit's common stock.

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

NOTE 5 - MINERAL PROPERTIES

LSA Mineral Claims

By Agreement dated January 26, 2004 and subsequent amendments dated March 8, 2004 and August 11, 2004 the Company agreed to acquire a ninety-percent (90%) interest in seven (7) lode mining claims known as the LSA claims, located in Lander County, Nevada. The Company issued 1,000,000 restricted common shares valued at $110,000 and paid $1,000 upon signing the agreement. Under the terms of the agreement, the Company paid $2,500 by April 26, 2004. Thereafter, on the last day of each month from May, 2004 to February, 2005, the Company must pay an additional $500 in cash. In addition the Company is still required to issue $17,500 in restricted shares on June 30, 2005 to earn its ninety-percent (90%) interest. As of June 30, 2005, the Company has issued shares valued at $110,000 and paid $4,500 towards the acquisition which has been recorded as exploration costs for fiscal 2004 and had received an extension to June 30, 2005 to pay an additional $4,500 in cash and issue the additional share consideration. As at June 30, 2005, management has decided not to proceed with its acquisition of the LSA claims.

NOTE 6 - OIL AND GAS PROPERTIES

Oil and gas properties include the following:

	                               June 30,	    December 31,
	                                 2005	         2004
                                   -----------------------------
Oil and gas properties:
Unproved, not subject to depletion   $1,003,011     $  50,002
                                   -----------------------------
Net oil and gas properties	     $1,003,011     $  50,002
		                   =============================

The Company's oil and gas activities are currently conducted in the United States. The following costs were incurred in oil and gas operation, development, exploration, and acquisition activities during the following periods:

	                     Six months	          Six months
	                    Ended June 30,	 Ended June 30,
	                         2005	             2004
	                   -----------------------------------
Acquisition costs:
     Unproved	               $920,279  	    $   -
Development - Unproved Oil
    and Gas Properties	         32,730  	        -
	                   ===================================
	                       $953,009  	    $   -

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

On November 10, 2004, the Company entered into an agreement with Golden Spirit, a company with directors in common, to sell a 40% working interest in the Uinta Basin Lease. Upon signing of the agreement, Golden Spirit issued 1,000,000 restricted Rule 144 common shares. On December 10, 2004, the Company granted Golden Spirit an extension until December 24, 2004 to meet the requirements of the initial agreement. The Company received an additional non-refundable 1,000,000 restricted Rule 144 common shares valued at $60,000 as consideration for the extension. In return, Avalon was to issue and deliver 2,000,000 shares of its common stock to Golden Spirit. The Company did not receive the payment of US$750,000 and on January 4, 2005 the Company issued a default notice to Golden Spirit for failure to meet the terms of the agreements which were terminated. The 2,000,000 restricted Rule 144 common shares are recorded as available for sale securities (see Note 3).

On January 18, 2005, the Company entered into the Participation Agreement with Pioneer as described above. The total consideration paid to Pioneer was $706,279. The Company had previously advanced Pioneer $50,000 as an initial deposit as described above and the balance of $656,279 was paid to Pioneer to complete the closing. In addition, certain third parties were responsible for tabling the Uinta Basin Overpressured Gas Project to the Company. The Company issued 1,200,000 restricted common shares valued at $264,000 on February 7, 2005 to these parties for finders' fees. The Company has also committed to paying a 1.5% gross royalty on all revenue received by it from the Uinta Basin Project. (Refer to Note 8(c)(i)).

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

On February 1, 2005, the Company entered into an agreement with Holm Investments Ltd.,("Holm") a private company, for a two year term, whereby Holm Investments Ltd. will provide investor relations services to the Company (valued at $55,000) in exchange for 250,000 restricted shares of the Company's common stock. Holm Investments Ltd. will provide such services as researching, editing and generating a company profile, relaying the Company's business perspectives and distribution of corporate updates, including press releases.

On May 15, 2005, the Company entered into an agreement with Palisades Financial Ltd., ("Palisades") a private company, for a two year term, whereby Palisades will provide investment-banking services to the Company (valued at $56,000) in exchange for 400,000 restricted shares of the Company's common stock. The investment banker will provide access to investors and ongoing funding for the Company's investments, particularly the Uinta Basin project.

The Company has been amortizing the costs of these services over the respective terms of the contracts. At June 30, 2005 the unamortized portion of the deferred compensation totaled $183,040 (December 31, 2004 - $193,462) (Refer to
Note 2.)

NOTE 8 - STOCKHOLDERS'EQUITY

a)	Authorized Capital

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

b) Reverse Stock Splits

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

c) 2005 Stock Transactions

    (i) During the quarter ended March 31, 2005, the Company completed a private placement and issued 5,950,000 Series A Units at $0.15 per unit for total proceeds of $892,500. Each Series A Unit issued by the Company was comprised of (i) one restricted share of the Company's $0.001 par value common stock and (ii) a series "A" warrant which will enable the subscriber to acquire from the Company one share of the Company's $0.001 par value common stock at a purchase price of $0.50 per share for a period of eighteen months. A finders' fee of ten percent of the total proceeds was paid in the form of 595,000 restricted common shares of the Company valued at $130,900. In addition, the finder who raised the majority of the proceeds will also receive a 1.5% gross royalty of all revenue produced by the Uinta Basin project and paid to the Company. The proceeds from the sale of these units were used to meet the terms of the Participation Agreement with Pioneer and to provide general working capital.

   (ii)  During the six months ended June 30, 2005, the Company issued:

        (a) 3,753,000 common shares pursuant to the Company's 2005 Stock Incentive and Option Plan at various prices for proceeds of $604,590;

        (b) 150,000 restricted common shares valued at $31,000 to two consultants as compensation for their appointment to the advisory board;

        (c) a total of 1,200,000 restricted common shares to four parties valued at $264,000 for their assistance to the Company in acquiring the Uinta Basin project;

        (d) 250,000 restricted common shares for a prepaid investor relations services contract valued at $55,000 which was recorded as deferred compensation; and

        (e) 400,000 restricted common shares for an investment banking service contract valued at $56,000 which was recorded as deferred compensation expense. (Refer to Note 7).

(d) 2004 Stock Transactions

    (i)	  During 2004, the Company issued 1,050,000 restricted common shares for
	  investor relations and investment banking service contracts valued at $126,000 (Refer to Note 7).

    (ii) During 2004 the Company issued 1,550,000 shares with a fair value of $170,500 in settlement of $88,550 of unpaid consulting fees, $14,350 of professional fees and $5,600 in office and administrative salaries. The difference of $62,000 has been recorded as a loss on settlement of debt.

    (iii) During 2004 the Company issued 1,000,000 restricted common shares valued at $110,000 towards the acquisition of a mineral property (Refer to Note 5).

    (iv) During 2004 the Company issued 2,500,000 shares with a fair value of $200,000 in settlement of $161,000 of consulting fees, $17,500 of professional fees and $21,500 in office and administrative salaries.

    (v) On July 9, 2004, a total of 210,000 shares of common stock previously issued for consulting services to be rendered in the amount of $19,000 were cancelled and returned to treasury.

    (vi) On October 1, 2004, the Company issued 100,000 restricted shares of common stock valued at $13,000 pursuant to a one year consulting agreement with an individual. The consultant will provide such services and advice to the Company in business development and strategy in connection with the Company's properties.

   (vii) On November 24, 2004, a total of 65,000 shares of common stock previously issued for the acquisition of a mineral property in the amount of $10,500 were cancelled and returned to treasury.

(e)Stock Options

   (i)	 On January 19, 2005, the Company filed a Registration Statement on Form
	 S-8 to cover 5,000,000 shares of common stock to be issued pursuant to the Company's 2005 Stock Incentive and Option Plan (the "Plan"). A total number of 3,753,000 options were granted to consultants during the period, all of which were exercised at various prices for cash proceeds of $ 566,565. All the options granted were to consultants for which a consulting expense of $559,060 was recorded during the period ended June 30, 2005 representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and expected volatilities ranging from 157% to 160%.

   (ii)	 On June 1, 2005, the Company filed a Registration Statement on Form S-8
	 to cover 4,800,000 shares of common stock to be issued pursuant to the Company's Plan.. None of these shares have been granted.

   (iii) The Company's stock option activity is as follows:


Number of options

	 	                                                  Weighted
                                              Weighted Average  Average Remaining
                           Number of options   Exercise Price    Contractual Life
                   --------------------------------------------------------------
Balance, December 31, 2003, 	        - 	  $      - 	           -
Granted during 2004	       11,350,000 	     0.08 	     5 years
Exercised during 2004         (11,350,000)	    (0.08)	     5 years
---------------------------------------------------------------------------------
Balance, December 31, 2004	       - 	  $     - 	           -
Granted during 2005	       3,753,000	        - 	     5 years
Exercised during 2005	      (3,753,000)	        - 	     5 years
---------------------------------------------------------------------------------
Balance, June 30, 2005	               - 	  $     - 	           -
=================================================================================

NOTE 9 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2005 the Company incurred $17,569 (2004 -$29,256) in management fees to directors. At June 30, 2005 the Company owes $9,000 in management fees to a director.

During the six months ended June 30, 2005, the Company incurred $10,433 (2004 - $16,525) in rent and office expenses to a private company controlled by a shareholder.

During the six months ended June 30, 2005, the Company incurred $475,786 (2004 - $Nil) in consulting fees to significant shareholders and $12,165 (2004 - $10,850) in professional fees to an employee.

During the six months ended June 30, 2005, three companies controlled by significant shareholders earned $15,712 (2004 - $107,166) and a company controlled by a shareholder earned $11,460 (2003 - $11,250) from the Company, pursuant to prepaid services agreements (See note 7).

At June 30, 2005 an amount of $98,311 (2004 - $43,701) is receivable from Golden Spirit. These amounts are non-interest bearing and have no specific terms of repayment.

At June 30, 2005, the following amounts are due to related parties:

		         June 30, 2005	 December 31, 2004
		        ---------------	 ------------------
Employee	          $     -	$      15,381
Director		    9,000		2,000
Significant Shareholder	   17,373		9,677
	                ==============  ===================
	                 $ 26,373	$      27,058

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

	                        Six month period  Six month period
	                            ended             ended
	                        June 30, 2005	  June 30, 2004
                              ------------------------------------
Cash paid during the period for:
	           Interest	  $    - 	$     -
	           Income taxes	  $    - 	$     -

During the six month period ended June 30, 2005 the Company issued:

- 250,000 restricted common shares for prepaid investor relations service contracts valued at $55,000 (Refer to Note 7).

- 150,000 shares with a fair value of $31,000 in settlement of consulting fees to two advisory board members.

- 1,200,000 restricted common shares valued at $264,000 as a finder's fee towards the acquisition of a mineral property.

- 595,000 restricted common shares as a finder's fee towards the private placement of 5,950,000 restricted common shares.

- 400,000 restricted common shares for a prepaid investment banking service contract valued at $56,000 (Refer to Note 7).

During the six month period ended June 30, 2004, the Company issued:

- 1,050,000 restricted common shares for prepaid investor relations and investment banking service contracts valued at $126,000 (Refer to Note 7).

- 1,550,000 shares with a fair value of $170,500 in settlement of $88,550 of consulting fees, $14,350 of professional fees and $5,600 in office and administrative salaries.

- 1,000,000 restricted common shares valued at $110,000 towards the acquisition of a mineral property.

- 2,500,000 shares with a fair value of $200,000 in settlement of $161,000 of consulting fees, $17,500 of professional fees and $21,500 in office and administrative salaries.

NOTE 11 - CONTINGENCY

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation. The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of June 30, 2005, the Company is still in the process of having the certificates released.

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

Our Business.

Currently, we own certain interests in oil and gas properties (described more particularly below) and we are also pursuing opportunities in mineral exploration and development. As of the date of this quarterly report on Form 10QSB, we are in the process of researching potential partnerships and acquisitions which may complement our new business direction. There is no guarantee that we will be able to successfully enter into relationships which will produce revenue. To June 30, 2005, we have suffered an accumulated net loss of $15,790,791. There is no guarantee that we will not continue to suffer significant losses in the foreseeable future.

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

As of the date of this report, the status of the project is as follows:

OPERATIONS PROGRESS:

Complete:

o 1 Million USD 3-D seismic survey shallow interpretation

o Third steam cycle successfully completed

o Successful meeting with JV partner to discuss Pacific Geotechnical

o Associates, Inc. "PGA" development plan

o Determined next phase commitment to the project

o Selected and agreed upon three upcoming vertical injector well locations

o Clearance from surface owner

o Applications to drill steam injection wells submitted to WOGC

o Located drilling rig

Current:

o Negotiate a drill date

o Continued improvement in oil rate response

o 3D seismic results continue to unfold and assist with further understanding of the reservoir values

Upcoming:

o Schedule a drill date

o Drill three vertical injector wells in the agreed upon well locations

o Install steam injection lines

o Continuous steam injection into new injection wells

o Production from horizontal well

The Company has received $502 in oil royalties in 2005.

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

The Company has spent $920,279 in acquisition costs and $32,730 in development costs on the Uinta property to date. The Company is currently receiving quotations for a seismic survey and an environmental impact study.

Our Mineral Properties

    LSA Mineral Claims, Nevada.

By Agreement dated January 26, 2004 and subsequent amendments dated March 8, 2004 and August 11, 2004 the Company agreed to acquire a ninety-percent (90%) interest in seven (7) lode mining claims known as the LSA claims, located in Lander County, Nevada. The Company issued 1,000,000 restricted common shares valued at $110,000 and paid $1,000 upon signing the agreement. Under the terms of the agreement, the Company paid $2,500 by April 26, 2004. Thereafter, on the last day of each month from May, 2004 to February, 2005, the Company must pay an additional $500 in cash. In addition the Company is still required to issue $17,500 in restricted shares on June 30, 2005 to earn its ninety-percent (90%) interest. As of June 30, 2005, the Company has issued shares valued at $110,000 and paid $4,500 towards the acquisition which has been recorded as exploration costs for fiscal 2004 and had received an extension to June 30, 2005 to pay an additional $4,500 in cash and issue the additional share consideration. As at June 30, 2005, management has decided not to proceed with its acquisition of the LSA claims.

Available for sale securities

During 2004, the Company received 2,000,000 restricted Rule 144 shares of Golden Spirit Gaming Ltd. ("Golden Spirit"), a public company with directors and significant shareholders in common. The restricted shares were received as non-refundable consideration pursuant to agreements dated November 10, 2004 and December 10, 2004 with Golden Spirit. Effective December 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $10,000 which was recorded as other comprehensive loss for the year. During the six month period ended June 30, 2005 the Company recorded an additional unrealized loss in the carrying value of its available-for-sale securities totalling $60,000 which was recorded as other comprehensive loss for the period. As at June 30, 2005 the Company owned 2,000,000 shares of Golden Spirit's common stock.

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

Liquidity and Capital Resources.

For the three month period ended June 30, 2005, we had total assets of $1,294,969, including cash of $128,814, taxes recoverable of $1,143 and prepaid expenses of 3,688. We have $1,003,011 invested in oil and gas properties, which is represented by $1,003,009 for 13,189 acres of gas leases located in Utah,$1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California. We have available for sale securities with a fair value of $60,000 as at June 30, 2005, a long-term investment in Legacy Mining Ltd. recorded at a nominal value of $1 and a long-term receivable from Golden Spirit Gaming Ltd. at cost of $98,312. At December 31, 2004, we had total assets of $220,443. The increase in assets was primarily due the acquisition of the Uinta Basin property in Utah.

At June 30, 2005, we had current liabilities of $54,119, which was represented by accounts payable and accrued liabilities of $27,746 and $26,373 due to related parties. At December 31, 2004 we had current liabilities of $45,733. The increase in liabilities was due to an increase in funds due to related parties and an increase in accounts payable. At June 30 ,2005, we had total current assets of $133,645. At June 30, 2005, current assets exceeded current liabilities by $79,526. At December 31, 2004, our total current liablilities exceeded our total current assets by $41,105.

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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations increased from $4100,551 in the second quarter of 2004 to $713,252 in the second quarter of 2005. This increase in the loss was due to an increase in stock based compensation expenses and consulting expenses.

The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

Our Plan of Operation for the Next Twelve Months.

We anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity- related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

Avalon Energy Corporation does anticipate some expenditures within the next 12 months for its new acquisition in the Uinta Basin, Utah that should not affect its liquidity. Avalon will be seeking quotes on performing seismic on its acreage and it will also be seeking quotes on the cost of an environmental impact study requested by the regulatory authorities in Utah. Avalon will be seeking drilling permits in Utah and will incur costs towards an environmental study with respect to its 13,189 acres. However, if Avalon decides to undertake a drilling program on its Uinta Basin leases, it will be required to raise significant funding to drill. It is estimated that drilling one well in the Uinta Basin requires $3,000,000 to $5,000,000 USD, depending on the depth of the well. The Company may elect to raise funds for potential drilling through equity financing or possible joint venture partnerships. Avalon Energy Corporation does not anticipate any significant mineral exploration costs within the next 12 months, nor does the Avalon Energy Corporation anticipate that it will lease or purchase any significant equipment within the next 12 months. Avalon Energy Corporation does not anticipate a significant change in the number of its employees within the next 12 months.


ITEM 3. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, and Chief Financial Officer, have performed an evaluation of the
Company's   disclosure   controls  and procedures, as that term is defined in
Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2005 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. There were no changes in the Company's internal controls or in other factors that could affect these controls subsequent to the date of the evaluation.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation. The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled. As of June 30, 2005, the Company is still in the legal process of having the certificate released.

Item 2. Changes in Securities.

2005 StockTransactions

During the quarter ended June 30, 2005, the Company issued 2,675,000 common shares pursuant to the Company's 2005 Stock Incentive and Option Plan at various prices for proceeds of $335,250.

During the quarter ended June 30, 2005, the Company issued 400,000 restricted common shares for An investment banking service contract valued at $56,000 which was recorded as deferred compensation expense.

On June 1, 2005, the Company filed a Registration Statement on Form S-8 to cover 4,800,000 shares of common stock to be issued pursuant to the Company's Plan. None of these shares have been granted.


2004 Stock Transactions

(i) During 2004, the Company issued 1,050,000 restricted common shares for investor relations and investment banking service contracts valued at $126,000 .

(ii) During 2004 the Company issued 1,550,000 shares with a fair value of $170,500 in settlement of $88,550 of unpaid consulting fees, $14,350 of professional fees and $5,600 in office and administrative salaries. The difference of $62,000 has been recorded as a loss on settlement of debt.

(iii) During 2004 the Company issued 1,000,000 restricted common shares valued at $110,000 towards the acquisition of a mineral property .

(iv) During 2004 the Company issued 2,500,000 shares with a fair value of $200,000 in settlement of $161,000 of consulting fees, $17,500 of professional fees and $21,500 in office and administrative salaries.

(v) On July 9, 2004, a total of 210,000 shares of common stock previously issued for consulting services to be rendered in the amount of $19,000 were cancelled and returned to treasury.

(vi) On October 1, 2004, the Company issued 100,000 restricted shares of common stock valued at $13,000 pursuant to a one year consulting agreement with an individual. The consultant will provide such services and advice to the Company in business development and strategy in connection with the Company's properties.

(vii) On November 24, 2004, a total of 65,000 shares of common stock previously issued for the acquisition of a mineral property in the amount of $10,500 were cancelled and returned to treasury.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.


Item 5.  Other Information

A. Security Ownership of Management

The following table sets forth information as of June 30, 2005 with respect to the ownership of our common stock by each director and by all officers and directors as a group.

                                            Amount and Nature of   Percent of
Title of Class  Name of Beneficial Owner      Beneficial Owner        Class
------------------------------------------------------------------------------
Common Stock     Robert Klein
                 4540 Woodgreen Place
                 West Vancouver, B.C., Canada     50,000              0.14 %
                 V7S 2V6

Common Stock	 Carlton Parfitt
                 #2025 -1358 W. Georgia Street
                 Vancouver, B.C.  V7T 1A8         50,000              0.14 %


Directors' Compensation.

During the three months ended June 30, 2005, the Company incurred $2,702 (2004 -$14,980) in management fees to two directors. At June 30, 2005 the Company owes $9,000 in management fees to one director.

Changes in Directors.

1. RESIGNATION OF REGISTRANT'S DIRECTORS:

On May 17, 2005, the Company accepted the resignation of Carlton Parfitt as President and Chief Executive Officer of the Company. The resignation was not motivated by a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

On May 17, 2005, the Company accepted the resignation of Robert Klein as Secretary, Treasurer and Chief Financial Officer of the Company. The resignation was not motivated by a disagreement with the Company on any matter relating to the Company''s operations, policies or practices.


2. APPOINTMENT OF REGISTRANT'S OFFICERS AND DIRECTORS:

On May 17, 2005, Robert Klein was appointed President and Chief Executive Officer of the Company

On May 17, 2005, Carlton Parfitt was appointed Secretary, Treasurer and Chief Financial Officer of the Company.

Stock Based Compensation. During the three months ended March 31, 2005 $308,500 (2004 - $48,000) in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model We do expect further stock based compensation in 2005.


B. Security Ownership of Certain Beneficial Holders of ten percent or more


                                            Amount and Nature of   Percent of
Title of Class  Name of Beneficial Owner      Beneficial Owner        Class
------------------------------------------------------------------------------
Common Stock	CEDE & Co.
                The Depository Trust Co.
                P.O. Box 222 Bowling Green Station
                New York, New York 10274	    23,089,358       70.12 %

C. Certain Relationships and Related Party Transactions

During the six months ended June 30, 2005 the Company incurred $17,569 (2004 -$29,256) in management fees to directors. At June 30, 2005 the Company owes $9,000 in management fees to a director.

During the six months ended June 30, 2005, the Company incurred $10,433 (2004 - $16,525) in rent and office expenses to a private company controlled by a shareholder.

During the six months ended June 30, 2005, the Company incurred $475,786 (2004 - $Nil) in consulting fees to significant shareholders and $12,165 (2004 - $10,850) in professional fees to an employee.

During the six months ended June 30, 2005, three companies controlled by significant shareholders earned $15,712 (2004 - $107,166) and a company controlled by a shareholder earned $11,460 (2003 - $11,250) from the Company, pursuant to prepaid services agreements

At June 30, 2005 an amount of $98,311 (2004 - $43,701) is receivable from Golden Spirit. These amounts are non-interest bearing and have no specific terms of repayment.


At June 30, 2005, the following amounts are due to related parties:

		         June 30,2005	December 31, 2004
			----------------------------------
Employee	       $      -  	  $ 15,381
Director		  9,000		     2,000
Significant Shareholder	 17,373		     9,677
	               -----------------------------------
	               $ 26,373	          $ 27,058
                       ===================================

D.  	Description of Property

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:


                                 June 30,   December 31,  December 31,
       Cash and Cash Equivalents   2005	      2004           2003
       ------------------------- --------- -----------   -------------
      	            Total	$ 128,814  $ (2,187)	   $ 2,262
                                 ========  ==========    =============

We define cash equivalents as all highly liquid investments with maturity of 3
months or less when purchased.   We do not presently own any interests in real
estate or own any inventory or equipment.

Item 6.  Exhibits and Reports on Form 8-K

Index to Exhibits

(i)	Exhibits

31.1	Rule 13a-14(a) Certification of Robert Klein, President
        and Chief Executive Officer

31.2    Rule 13a-14(a) Certification of Carlton Parfitt,
        Chief Financial Officer

32.1    Certification Pursuant to 18 U.S.C. Section 1350 of Robert Klein.

32.2    Certification Pursuant to 18 U.S.C. Section 1350 of Carlton Parfitt.


Reports on Form 8-K:

May 17, 2005 - Change in Directors and Officers


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Quarterly Report on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on August 22, 2005.

Avalon Energy Corporation

a Nevada Corporation

By:      /s/ Robert Klein
    	------------------
    	Robert Klein

Its:     President