Form 10QSB
period 2005-09-30
AVALON ENERGY CORP.
filed 2005-11-14
CIK 746631

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)   Yes [ ]   No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2005 there were 37,773,493 shares of the issuer's $0.001 par value common stock issued and outstanding.

Transitional Small Business disclosure format:  Yes [ ]   No  [X]

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

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings..............................................12

Item 2.   Changes in Securities and Use of Proceeds......................12

Item 3.   Defaults Upon Senior Securities................................13

Item 4.   Submission of Matters to a Vote of Security Holders............13

Item 5.   Other Information..............................................13

Item 6.   Exhibits and Reports on Form 8-K...............................16

SIGNATURES...............................................................16

===============================================================================


ITEM 1. Financial Statements


                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS
                               September 30, 2005
                                  (UNAUDITED)


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

INTERIM STATEMENTS OF CASH FLOWS................F-3

NOTES TO INTERIM FINANCIAL STATEMENTS...........F-4

------------------------------------------------------------------------------

                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                            September 30,      December 31,
                                                               2005               2004
                                 ASSETS                     -----------        ----------
                                                            (Unaudited)
CURRENT ASSETS
  Cash                                                       $ 104,860          $       -
  Taxes recoverable                                              1,812                610
  Prepaid Expenses                                                   -              4,018
                                                             ----------         ----------
                                                               106,672              4,628

AVAILABLE FOR SALE SECURITIES (Note 3)                          60,000            120,000
DUE FROM GOLDEN SPIRIT GAMAING LTD. (Note 3)                   122,678             45,812
INVESTMENT IN LEGACY MINING LTD (Note 4)                             1                  1
OIL AND GAS PROPERTIES, Unproven (Note 6)                    1,016,823             50,002
                                                            ----------         ----------
                                                          $  1,306,174       $    220,443
                                                            ==========         ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                          $          -       $      2,187
  Accounts payable and accrued liabilities                      27,795             16,488
  Due to related parties (Note 9)                               35,780             27,058
                                                            ----------         ----------
                                                                63,575             45,733
                                                            ----------         ----------


STOCKHOLDERS' EQUITY (Note 8)
  Common stock, $.001 par value, 200,000,000
   shares authorized 37,773,493 (December 31, 2004-
   22,630,493) shares issued and outstanding                   77,489             62,346
  Additional paid-in capital                               22,295.426         19,220,819
  Deferred Compensation (Note 7)                             (124,040)          (193,462)
  Obligation to issue shares                                        -                  -
  Deficit accumulated during exploration stage            (20,936,276)       (18,904,993)
  Accumulated other comprehensive loss                        (70,000)           (10,000)
                                                            ----------         ----------
                                                            1,242,599            174,710
                                                            ----------         ----------
                                                          $ 1,306,174        $   220,443
                                                            ==========         ==========
COMMITMENTS AND CONTINGENCIES (Note 1 and 11)

The accompanying notes are an integral part of these financial statements



                                        AVALON GOLD CORPORATION
                                 (Formerly Iceberg Brands Corporation)
                                    (An Exploration Stage Company)
                                    INTERIM STATEMENT OF OPERATIONS
                                              (Unaudited)

                                                                                                Cumulative
                                           Three         Three         Nine          Nine          from
                                           Months        Months       Months        Months       January 1,
                                           ended         ended         ended         ended         1996 to
                                        September 30, September 30, September 30, September 30, September 30,
                                            2005         2004         2005            2004          2005
                                         ----------    ----------   ----------     ----------   ----------
GENERAL AND ADMINISTRATIVE EXPENSES

  Management and consulting fees         $ 298,373    $  56,750   $  948,159     $  397,800    $ 3,873,969
  Consulting fees-Stock based
    compensation(Note 8)                  314,650      290,500       873,710        338,500      1,863,210
  Mineral exploration cost (Note 5)             -        1,000             -        123,014        112,678
  Loss on settlement of debt(Note 8(c)(ii)      -            -             -         62,000        718,784
  General and Administrative               54,258      134,657       170,457        341,839      2,193,151
  Professional fees                        17,571       10,623        38,957         63,992        846,974
  Interest expense                              -            -             -              -         98,282
  Software development costs                    -            -             -              -        737,300
  Litigation settlement                         -            -             -              -      2,291.070
                                       -----------   ----------   -----------    -----------  -------------
LOSS BEFORE THE FOLLOWING               $(684,852)   $(493,530)  $(2,031,283)   $(1,327,145)  $(12,735,418)


OTHER ITEMS:
Property option income                          -           -              -              -        130,000
Write-down of investment in
 Legacy Mining Ltd. (Note 4)                    -           -              -              -       (128,288)
Write-down of oil and gas properties            -           -              -              -     (1,406,000)
Write-off (recovery) of ACGT interest           -           -              -              -     (2,250,937)
Loss on Iceberg Drive Inn Investment            -           -              -              -        (85,000)
                                      ------------  -----------   -----------    -----------  -------------

NET LOSS FOR THE PERIOD                 $(684,852)  $(493,530)   $(2,031,283)   $(1,327,145)  $(16,475,643)
                                      ============  ===========  ============    ===========  =============


BASIC NET LOSS PER SHARE                $   (0.02)  $  (0.03)    $    (0.06)    $    (0.09)
                                       ===========  ==========   ===========     ===========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                            36,280,069  16,534,786    32,583,683      13,914,962
                                       =========== ===========   ===========     ===========

The accompanying notes are an integral part of  these financial statements



                            AVALON GOLD CORPORATION
                     (Formerly Iceberg Brands Corporation)
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                Cumulative
                                                         Nine Months ended Nine Months ended  from January 1,
                                                             September 30,    September 30,      1996 to
                                                                 2005            2004        September 30,2005
                                                             -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the Period                                     $(2,031,283)    $(1,327,145)    $(16,475,643)
 Adjustments to reconcile net loss to net cash from
  operating activities:
  - Fees and services paid for with common shares                450,922         642,499        3,330,714
  - stock-based compensation                                     873,710         338,500        1,863,210
  - interest paid for with common shares                               -               -           80,872
  - loss on settlement of debt                                         -          62,000          718,784
  - software development costs paid for with common shares             -               -          600,000
  - non-cash exploration cost                                          -         119,000          119,000
  - write-down of interest in oil and gas properties                   -               -        1,406,000
  - write-down on investment in Legacy Mining Ltd.                     -               -          128,288
  - write-down of interest in ACGT Corporation                         -               -        2,250,937
  - loss on Iceberg Drive Inn Investment                               -               -           85,000
  - non-cash options received in shares                                -               -         (130,000)
  - other non-cash expenses                                            -               -        2,557,382
  - net changes in working capital items                          58,123         (24,064)         324,464
                                                              -----------     -----------      -----------
CASH USED IN OPERATING ACTIVITIES                               (648,528)       (189,210)      (3,149,992)
                                                              -----------     -----------      -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
 Investment in Iceberg Acquistion Corporation                          -               -         (120,000)
 Interest in oil and gas property.                              (966,821)              -       (1,701,755)
                                                              -----------     -----------      -----------
CASH USED IN INVESTING ACTIVITIES                               (966,821)              -       (1,821,755)
                                                              -----------     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Bank overdraft                                                   (2,187)        108,500                -
 Net proceeds on sale of common stock                          1,790,540               -        3,340,279
 Net proceeds from common stock subscriptions                          -               -          633,000
 Net advances (to) from related parties                          (68,144)        115,931          683,327
 Advances receivable                                                   -               -          420,000
                                                              -----------     -----------      -----------
CASH PROVIDED FINANCING ACTIVITIES                             1,720,209         224,431        5,076,606

INCREASE (DECREASE) IN CASH                                      104,860          35,221          104,860

CASH, BEGINNING OF PERIOD                                              -           2,262               -
                                                              -----------     -----------      -----------
CASH, END OF PERIOD                                           $  104,860     $    37,483      $  104,860
                                                              ===========     ===========      ===========
Supplemental Cash Flow Information (Note 10)

                        The accompanying notes are an integral part of these financial statements

                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The Company underwent a name change to Asdar Group on December 10, 1997, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on March 3, 2003, a name change to Avalon Gold Corporation on September 8, 2003 and a name change to Avalon Energy Corporation on March 22, 2005. The Company was dormant from 1991 to 1996 and currently has no revenue generating operations. In accordance with SFAS #7, the Company was considered a development stage company since January 1, 1996 and as a result of changing its business focus to acquisition and exploration of resource properties is considered to be an exploration stage company.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has incurred losses of $20,936,276 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its mineral properties. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Mineral property costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at September 30, 2005, any potential costs relating to the retirement of the Company's mineral property interest are not yet determinable.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of September 30, 2005, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of September 30, 2005, all of the Company's oil and gas properties were unproved and were excluded from depletion. At September 30, 2005, management believes none of the Company's unproved oil and gas properties were considered impaired.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note8:

                                         September 30, 2005  September 30, 2004
                                           ---------------   -----------------
Net loss                      As reported   $ (1,716,633)     $  (1,327,145)
                                           ---------------   ---------------
SFAS 123 compensation expense   Pro-forma              -          (147,500)
                                Pro-forma     (1,716,633)        (1,474,645)
                                           ===============   ===============
Pro-forma net loss per share
     Basis and fully diluted    Pro-forma   $      (0.05)     $      (0.08)
                                           ===============   ===============

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


NOTE 3 - AVAILABLE FOR SALE SECURITIES

During 2004, the Company received 2,000,000 restricted Rule 144 shares of Golden Spirit Minerals Ltd. ("Golden Spirit"), a public company with directors and significant shareholders in common. The restricted shares were received as non-refundable consideration pursuant to agreements dated November 10, 2004 and December 10, 2004 with Golden Spirit. Effective December 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $70,000 which was recorded as other comprehensive loss for the year. During the nine-month period ended September 30, 2005 the Company recorded an additional unrealized loss in the carrying value of its available-for-sale securities totalling $60,000 which was recorded as other comprehensive loss for the period. As at September 30, 2005 the Company owned 2,000,000 shares of Golden Spirit's common stock.

NOTE 4 - INVESTMENT IN LEGACY MINING LTD.

On December 31, 2003, the Company agreed to settle an outstanding debt receivable of $122,988 from Legacy Mining Ltd. ("Legacy") for the issue of 1,229,880 restricted shares of Legacy at a value of $0.10 per share representing a 9.8% interest in Legacy. These restricted shares were issued to the Company on February 20, 2004. Legacy is a non-reporting entity with a director in common. Legacy has applied to NASD for a listing on the pink sheets and intends to become a fully reporting company in the USA. The Company has written this investment down to $1 because management has determined that it is not recoverable within a reasonable period of time.

NOTE 5 - MINERAL PROPERTIES

LSA Mineral Claims

By Agreement dated January 26, 2004 and subsequent amendments dated March 8, 2004 and August 11, 2004 the Company agreed to acquire a ninety-percent (90%) interest in seven (7) lode mining claims known as the LSA claims, located in Lander County, Nevada. The Company issued 1,000,000 restricted common shares valued at $110,000 and paid $1,000 upon signing the agreement. Under the terms of the agreement, the Company paid $2,500 by April 26, 2004. Thereafter, on the last day of each month from May, 2004 to February, 2005, the Company must pay an additional $500 in cash. In addition the Company is still required to issue $17,500 in restricted shares on September 30, 2005 to earn its ninety-percent (90%) interest. As of September 30, 2005, the Company has issued shares valued at $110,000 and paid $4,500 towards the acquisition which has been recorded as exploration costs for fiscal 2004 and had received an extension to September 30, 2005 to pay an additional $4,500 in cash and issue the additional share consideration. As at September 30, 2005, management had decided not to proceed with its acquisition of the LSA claims.

NOTE 6 - OIL AND GAS PROPERTIES

Oil and gas properties include the following:

	            September 30, December 31,
	               2005	    2004
                  ------------  -------------
Acquisition Costs $ 1,016,823   $  50,002
	          ===========   ============

The Company's oil and gas activities are currently conducted in the United States. The following costs were incurred in oil and gas operation, development, exploration, and acquisition activities:

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

On January 18, 2005, the Company entered into the Participation Agreement with Pioneer as described above. The total consideration paid to Pioneer was $706,279. The Company had previously advanced Pioneer $50,000 as an initial deposit as described above and the balance of $656,279 was paid to Pioneer to complete the closing. In addition, certain third parties were responsible for tabling the Uinta Basin Overpressured Gas Project to the Company. The Company issued 1,200,000 restricted common shares valued at $264,000 on February 7, 2005 to these parties for finders' fees. The Company has also committed to paying a 1.5% gross royalty on all revenue received by it from the Uinta Basin Project. (Refer to Note 8 (2)(a) and 8(2)(d)).

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

After the first two wells drilled, if productive, are hooked-up to a pipeline and capable of producing oil and gas in commercial quantities, the Company shall pay 85% of all costs of operating the first two wells and Pioneer shall pay 15% of the operation costs of such wells as reflected in their working interest ownership in such wells.

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

The Company has been amortizing the costs of these services over the respective terms of the contracts. At September 30, 2005 the unamortized portion of the deferred compensation totaled $124,040 (December 31, 2004 - $193,462)

NOTE 8 - STOCKHOLDERS'EQUITY

1) Authorized Capital

  200,000,000 Common shares with par value of $0.001 per share

  5,000,000 Convertible Preferred Class A voting capital stock with a par value of $0.001 per share

  5,000,000 convertible Preferred Class B non-voting with a par value of $0.001 per share

2) 2005 Stock Transactions

During the nine months ended September 30, 2005, the Company issued:

  (a) During the quarter ended March 31, 2005, the Company completed a private placement and issued 5,950,000 Series A Units at $0.15 per unit for total proceeds of $892,500. Each Series A Unit issued by the Company was comprised of (i) one restricted share of the Company's $0.001 par value common stock and (ii) a series "A" warrant which will enable the subscriber to acquire from the Company one share of the Company's $0.001 par value common stock at a purchase price of $0.50 per share for a period of eighteen months. A finders' fee of ten percent of the total proceeds was paid in the form of 595,000 restricted common shares of the Company, valued at $130,900. In addition, the finder who raised the majority of the proceeds will also receive a 1.5% gross royalty of all revenue produced by the Uinta Basin project and paid to the Company. The proceeds from the sale of these units were used to meet the terms of the Participation Agreement with Pioneer and to provide general working capital.

  (b) 6,598,000 common shares pursuant to the Company's 2005 Stock Incentive and Option Plan at various prices for proceeds of $946,940;

  (c) 150,000 restricted common shares valued at $31,000 to two consultants as compensation for their appointment to the advisory board;

  (d) A total of 1,200,000 restricted common shares to four parties valued at $264,000 for their assistance to the Company in acquiring the Uinta Basin project;

  (e) A total of 250,000 restricted common shares for a prepaid investor relations services contract valued at $55,000 which was recorded as deferred compensation; and

  (f) A total of 400,000 restricted common shares for an investment banking service contract valued at $56,000 which was recorded as deferred compensation expense. (Refer to Note 7).

  (g) A total of 125,000 restricted common shares previously issued for consulting services to be rendered in the amount of $16,250 were cancelled and returned to treasury.

3) 2004 Stock Transactions

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

4) Stock Options

  (i) On January 19, 2005, the Company filed a Registration Statement on Form S-8 to cover 5,000,000 shares of common stock to be issued pursuant to the Company's 2005 Stock Incentive and Option Plan (the "Plan"). A total number of 4,568,000 options were granted to consultants during the period, all of which were exercised at various prices for cash proceeds of $707,340. All the options granted were to consultants and for an employee which stock compensation expenses totalling $671,110 was recorded during the period ended September 30, 2005 representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and expected volatilities ranging from 157% to 160%.

 (ii) On June 1, 2005, the Company filed a Registration Statement on Form S-8 to cover 4,800,000 shares of common stock to be issued pursuant to the Company's Stock Option and Incentive Plan (the "plan.") To date 1,980,000 options have been granted to consultants during the period, all of which were exercised at various prices for cash proceeds of $ 179,300. All the options granted were to consultants and for an employee which stock compensation expenses totaling $202,600 was recorded during the period ended September 30, 2005 representing the fair value of the options. The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and expected volatilities ranging from 157% to 160%.

(iii) The Company's stock option activity is as follows:


	 	                                                  Weighted
                                              Weighted Average  Average Remaining
                           Number of options   Exercise Price    Contractual Life
                   --------------------------------------------------------------
Balance, December 31, 2003, 	        - 	  $      - 	           -
Granted during 2004	       11,350,000 	     0.08 	     5 years
Exercised during 2004         (11,350,000)	    (0.08)	     5 years
---------------------------------------------------------------------------------
Balance, December 31, 2004	       - 	  $     - 	           -
Granted during 2005	       6,598,000	        - 	     5 years
Exercised during 2005	      (6,598,000)	        - 	     5 years
---------------------------------------------------------------------------------
Balance, September 30, 2005	       - 	  $     - 	           -
=================================================================================

NOTE 9 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2005 the Company incurred $22,801 (2004 -$29,256) in management fees to directors. At September 30, 2005 the Company owes $9,000 in management fees to a director.

During the nine months ended September 30, 2005, the Company incurred $16,934 (2004 - $16,525) in rent and office expenses to a private company controlled by a shareholder.

During the nine months ended September 30, 2005, the Company incurred $735,786 (2004 - $Nil) in consulting fees to significant shareholders and $18,685 (2004 - $10,850) in professional fees to an employee.

During the nine months ended September 30, 2005, three companies controlled by significant shareholders earned $31,711 (2004 - $107,166) and a company controlled by a shareholder earned $18,336 (2004 - $11,250) from the Company, pursuant to prepaid services agreements (See note 7).

At September 30, 2005 an amount of $122,678 (2004 - $43,701) is receivable from Golden Spirit (Refer to Note 3). These amounts are non-interest bearing and have no specific terms of repayment.

At September 30, 2005, the following amounts are due to related parties:

		       September 30,2005	December 31, 2004
		       ------------------      -------------------
Employee	             $    -	            $15,381
Director		      9,000		      2,000
Significant Shareholder	     26,780	              9,677
	               -----------------       -------------------
	                    $35,780$	            $27,058
                       =================       ===================
All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

	                             Nine month           Nine month
	                            period ended         period ended
	                         September 30, 2005	September 30, 2004
                                 ------------------     ------------------
Cash paid during the period for:
	Interest	           $     - 	          $     -
	Income taxes	           $     - 	          $     -

During the nine month period ended September 30, 2005 the Company issued:

-250,000 restricted common shares for prepaid investor relations service contracts valued at $55,000 (Refer to Note 7).

-150,000 shares with a fair value of $31,000 in settlement of consulting fees to two advisory board members.

-1,200,000 restricted common shares valued at $264,000 as a finder's fee towards the acquisition of a mineral property.

-595,000 restricted common shares as a finder's fee towards the private placement of 5,950,000 restricted common shares.

-400,000 restricted common shares for a prepaid investment banking service contract valued at $56,000 (Refer to Note 7).

-125,000 restricted common shares previously issued for consulting services to be rendered in the amount of $16,250 were cancelled and returned to treasury.

During the nine month period ended September 30, 2004, the Company issued:

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

- 210,000 restricted common shares previously issued for consulting services to be rendered in the amount of $19,000 were cancelled and returned to treasury.

- 691,667 restricted common shares for stock options in exchange for outstanding consulting fees value at $41,500.

- 1,000,000 restricted common shares for stock options in exchange for outstanding consulting fees value at $80,000. These shares were cancelled and returned to treasury during the same quarter.

NOTE 11 - CONTINGENCY

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation. The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of September 30, 2005, the Company is still in the process of having the certificates released.

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

Our Business.

Currently, we own certain interests in oil and gas properties (described more particularly below) and we are also pursuing opportunities in mineral exploration and development. As of today, we are in the process of researching potential partnerships and acquisitions which may complement our new business direction. There is no guarantee that we will be able to successfully enter into relationships which will produce revenue. There is no guarantee that we will not continue to suffer significant losses in the foreseeable future.

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

Ivanhoe, as operator, reports that 13,000 barrels of steam were injected into the reservoir from late April through the end of May, 2004, using the existing horizontal production well, Derek 1-P. Approximately 70% of the steam has been recovered to date and oil cuts are beginning to improve as anticipated. The oil is high-quality 19-degree API gravity, and contains high levels of naphtha. The second steam cycle began in July, 2004, using a larger quantity of steam at a higher pressure to further stimulate oil production. The Wyoming Oil and Gas Conservation Commission has approved the higher surface injection pressure for the second cycle. The injection phase of the second round of cyclic steaming at LAK Ranch has been completed, with about 13,000 barrels of steam having been injected. As of October 12, about 20% of the load water has been recovered and some oil production has begun. The performance of the second steaming cycle is at approximately the same level as Ivanhoe's current reservoir model prediction. Plans are to continue to produce the well and adjust the model based on the newly acquired data. Depending on the results of the second steam cycle, a third steam cycle is planned for late this year or early in 2005. To date the results of the second steam cycle are positive and are similar to results observed in other heavy oil steam flood.

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

In addition, certain non-related parties were responsible for tabling the Uinta Basin Over-pressured Gas Project to the Company. The Company issued 1,200,000 restricted common shares valued at $264,000 on February 7, 2005 to these parties for their efforts resulting in the acquisition of 13,189 acres in Wasatch County, Utah.

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

Our Mineral Properties - LSA Mineral Claims, Nevada.

By Agreement dated January 26, 2004 and subsequent amendments dated March 8, 2004 and August 11, 2004 the Company agreed to acquire a ninety-percent (90%) interest in seven (7) lode mining claims known as the LSA claims, located in Lander County, Nevada. The Company issued 1,000,000 restricted common shares valued at $110,000 and paid $1,000 upon signing the agreement. Under the terms of the agreement, the Company paid $2,500 by April 26, 2004. Thereafter, on the last day of each month from May, 2004 to February, 2005, the Company must pay an additional $500 in cash. In addition the Company is still required to issue $17,500 in restricted shares on June 30, 2005 to earn its ninety-percent (90%) interest. As of September 30, 2005, the Company has issued shares valued at $110,000 and paid $4,500 towards the acquisition which has been recorded as exploration costs for fiscal 2004 and had received an extension to September 30, 2005 to pay an additional $4,500 in cash and issue the additional share consideration. As at September 30, 2005, management has decided not to proceed with its acquisition of the LSA claims.

Available for sale securities

During 2004, the Company received 2,000,000 restricted Rule 144 shares of Golden Spirit Gaming Ltd. ("Golden Spirit"), a public company with directors and significant shareholders in common. The restricted shares were received as non-refundable consideration pursuant to agreements dated November 10, 2004 and December 10, 2004 with Golden Spirit. Effective December 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $60,000 which was recorded as other comprehensive loss for the year. During the nine-month period ended September 30, 2005 the Company recorded an additional unrealized loss in the carrying value of its available-for-sale securities totalling $70,000 which was recorded as other comprehensive loss for the period. As at September 30, 2005 the Company owned 2,000,000 shares of Golden Spirit's common stock.

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

Liquidity and Capital Resources.

For the nine months period ended September 30, 2005, we had total assets of $1,306,174, including cash of $104,860, taxes recoverable of $1,812 and prepaid expenses of nil. We have $1,016,823 invested in oil and gas properties, which is represented by $1,016,821 for 13,189 acres of gas leases located in Utah,$1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California. We have available for sale securities with a fair value of $60,000 as at September 30, 2005, a long-term investment in Legacy Mining Ltd. recorded at a nominal value of $1 and a long-term receivable from Golden Spirit Gaming Ltd. at cost of $122,678. The increase in assets was primarily due the acquisition of the Uinta Basin property in Utah.

At September 30, 2005, we had current liabilities of $63,576, which was represented by accounts payable and accrued liabilities of $27,796 and $35,780 due to related parties. At December 31, 2004 we had current liabilities of $45,733. The increase in liabilities was due to an increase in funds due to related parties and an increase in accounts payable. At September 30, 2005, we had a working capital of $43,096 (2004 $41,105).

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

Results of Operations

We have not yet realized any revenue from operations to date. During the nine-month period ended September 30, 2005 the loss from operations is $2,031,283 (2004 $1,327,145). This increase in the loss was due to an increase in stock based compensation expenses and consulting expenses.

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

Avalon Energy Corporation does anticipate some expenditures within the next 12 months for its new acquisition in the Uinta Basin, Utah that should not affect its liquidity. Avalon will be seeking quotes on performing seismic on its acreage and it will also be seeking quotes on the cost of an environmental impact study requested by the regulatory authorities in Utah. Avalon will be seeking drilling permits in Utah and will incur costs towards an environmental study with respect to its 13,189 acres. However, if Avalon decides to undertake a drilling program on its Uinta Basin leases, it will be required to raises significant funding to drill. It is estimated that drilling one well in the Uinta Basin requires $3,000,000 to $5,000,000 USD, depending on the depth of the well. The Company may elect to raise funds for potential drilling through equity financing or possible joint venture partnerships. Avalon Energy Corporation does not anticipate any significant mineral exploration costs within the next 12 months, nor does the Avalon Energy Corporation anticipate that it will lease or purchase any significant equipment within the next 12 months. Avalon Energy Corporation does not anticipate a significant change in the number of its employees within the next 12 months.

In July 2005, based on a Well Development Report by Oso Energy Corporation, an engineering consulting firm based out of Durango, Colorado, it has been identified that the cost to drill each well would be at least $9,500,000 USD to a depth of about 16,000 feet. Management has retained surveyors, based on their availability, to conduct appropriate work required for a 2-D seismic line.

ITEM 3. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, and Chief Financial Officer, have performed an evaluation of the
Company's   disclosure   controls  and procedures, as that term is defined in
Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2005 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation. The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled. As of September 30, 2005, the Company is still in the legal process of having the certificate released.

Item 2. Changes in Securities.

2005 StockTransactions

During the quarter ended September 30, 2005, the Company issued

(i) On January 19, 2005, the Company filed a Registration Statement on Form S-8 to cover 5,000,000 shares of common stock to be issued pursuant to the Company's 2005 Stock Incentive and Option Plan (the "Plan"). A total number of 4,568,000 options were granted to consultants and an employee during the period, all of which were exercised at various prices for cash proceeds of $707,340.

(ii) On June 1, 2005, the Company filed a Registration Statement on Form S-8 to cover 4,800,000 shares of common stock to be issued pursuant to the Company's Stock Option and Incentive Plan (the "plan.") To date 1,980,000 options have been granted to consultants during the period, all of which were exercised at various prices for cash proceeds of $ 179,300.

A total of 125,000 restricted common shares previously issued for consulting services to be rendered in the amount of $16,250 were cancelled and returned to treasury.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

A. Security Ownership of Management

The following table sets forth information as of September 30, 2005 with respect to the ownership of our common stock by each director and by all officers and directors as a group.

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

Directors' Compensation.

During the nine months ended September 30, 2005, the Company incurred $22,801 (2004 -$29,256) in management fees to two directors. At September 30, 2005 the Company owes $9,000 in management fees to one director.

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

2. APPOINTMENT OF REGISTRANT'S OFFICERS AND DIRECTORS:

On May 17, 2005, Robert Klein was appointed President and Chief Executive Officer of the Company

On May 17, 2005, Carlton Parfitt was appointed Secretary, Treasurer and Chief Financial Officer of the Company.

Stock Based Compensation. During the nine months ended September 30, 2005 $873,710 (2004 - $338,500) in stock based compensation was recorded in our financial statements. Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model We do expect further stock based compensation in 2005.

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

C. Certain Relationships and Related Party Transactions

During the nine months ended September 30, 2005 the Company incurred $22,801 (2004 -$29,256) in management fees to directors. At September 30, 2005 the Company owes $9,000 in management fees to a director.

During the nine months ended September 30, 2005, the Company incurred $16,934 (2004 -$16,525) in rent and office expenses to a private company controlled by a shareholder.

During the nine months ended September 30, 2005, the Company incurred $735,786 (2004 -$Nil) in consulting fees to significant shareholders and $18,685 (2004 - $10,850) in professional fees to an employee.

During the nine months ended September 30, 2005, three companies controlled by significant shareholders earned $31,711 (2004 - $107,166) and a company controlled by a shareholder earned $18,336 (2003 - $11,250) from the Company, pursuant to prepaid services agreements

At September 30, 2005 an amount of $122,678 (2004 - $43,701) is receivable from Golden Spirit. These amounts are non-interest bearing and have no specific terms of repayment.

At September 30, 2005, the following amounts are due to related parties:

		         September 30, 2005	December 31, 2004
			--------------------   -------------------
Employee	                  $     -	     $ 15,381
Director		            9,000		2,000
Significant Shareholder		   26,780	        9,677
	               --------------------   --------------------
	                         $ 35,780            $ 27,058
	               ====================   ====================

D.  	Description of Property

Property held by the Company. As of the dates specified in the following table, we held the following property in the following amounts:

                                    September 30,    December 31,   December 31,
       Cash and Cash Equivalents        2005	        2004           2003
       -------------------------     ---------      -----------   -------------
      	            Total	    $ 104,860 	     $ (2,187)	     $ 2,262
                                     ========       ==========    =============
 We define cash equivalents as all highly liquid investments with maturity of 3
months or less when purchased.   We do not presently own any interests in real
estate or own any inventory or equipment.

Item 6.  Exhibits and Reports on Form 8-K

Index to Exhibits

(i)	Exhibits

31.1	Rule 13a-14(a) Certification of Robert Klein, President
        and Chief Executive Officer

31.2    Rule 13a-14(a) Certification of Carlton Parfitt,
        Chief Financial Officer

32.1    Certification Pursuant to 18 U.S.C. Section 1350 of Robert Klein.

32.2    Certification Pursuant to 18 U.S.C. Section 1350 of Carlton Parfitt.


Reports on Form 8-K: -None-



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this Quarterly Report on Form 10-QSB to be signed on our behalf by the undersigned; thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on November 14, 2005.

Avalon Energy Corporation

a Nevada Corporation

By:      /s/ Robert Klein
    	------------------
    	Robert Klein

Its:     President