Form 10KSB
period 2005-12-31
AVALON ENERGY CORP.
filed 2006-03-13
CIK 746631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number 000-13577

AVALON ENERGY CORPORATION

(Exact name of Small Business Issuer as specified in its charter)

Nevada	88-0195105
(State of incorporation)	(I.R.S. employer identification no.)

1288 Alberni Street, #809, Vancouver B.C, Canada	V6E 4R8
(Address of principal executive offices)	(Zip code)

604-664-0499

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.001 per share

Securities registered pursuant to Section 12(g) of the Act:

          None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No  ✓

The issuer's revenue for the fiscal year ended December 31, 2005 were $0.

On December 31 2005 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately 38,400,493 computed by reference to the price at which the common equity was last transacted on that date.

On December 31, 2005, the issuer had approximately 38,400,493 shares of Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (Check One):YES___  NO  ✓

THIS REPORT ON FORM 10-KSB IS FOR THE YEAR ENDING DECEMBER 31, 2005.  THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN MARCH 2006.  TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF DECEMBER 31, 2005. AVALON GOLD CORPORATION HAS INCLUDED A SECTION BELOW ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO DECEMBER 31, 2005.

ITEM 1.

DESCRIPTION OF BUSINESS.

Our Background. Avalon Energy Corporation was formed under the laws of the State of Nevada on November 29, 1983 under the name Venture Group, Inc. On February 11, 1986, an amendment to the Articles of Incorporation was filed changing the corporate name to Asdar  Corporation. On December 10, 1987, another amendment to the Articles of Incorporation was filed changing the corporate name to Asdar Group.  On February 18, 2001, Asdar Group filed a Certificate of Reinstatement with the Secretary of State of Nevada. On April 30, 2002, another amendment to the Articles of Incorporation was filed changing the corporate name to Precise Life Sciences Ltd. Additional amendments to the Articles of Incorporation were filed changing the corporate name as follows:

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

In January of 2004, Derek Oil and Gas Corporation (DRKOF: OTC BB) and Ivanhoe Energy (USA) Inc. (IVAN: NASDAQ SC) have formalized their agreement to jointly develop the LAK Ranch field using thermal recovery technology.

Based on Avalon's ongoing agreement with respect to the LAK Ranch, if Derek sells any or all of its interest in the LAK Ranch Property, it will pay to Avalon, subject to adjustments, 7.5% of the net sales proceeds on the first USD$7,500,000 and 1% on any balance over and above USD$7,500,000.

Under terms of their agreement, Ivanhoe will become operator and earn a 30-percent working interest in the project by financing the $1.1-million in capital cost of pilot phase. Following the pilot phase, Ivanhoe has the option to increase its working interest to 60 per cent by providing an additional $3.9- million in capital costs toward the initial development phase. After the $5- million (U.S.) threshold is reached, all future capital expenditures will be shared on a working-interest basis.

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

Ivanhoe, as operator, reports that 13,000 barrels of steam were injected into the reservoir from late April through the end of May, 2004, using the existing horizontal production well, Derek 1-P. Approximately 70% of the steam has been recovered to date and oil cuts are beginning to improve as anticipated. The oil is high-quality 19-degree API gravity, and contains high levels of naphtha. The second steam cycle began in July, 2004, using a larger quantity of steam at a higher pressure to further stimulate oil production. The Wyoming Oil and Gas Conservation Commission has approved the higher surface injection pressure for the second cycle. The injection phase of the second round of cyclic steaming at LAK Ranch has been completed, with about 13,000 barrels of steam having been injected. As of October 12, about 20% of the load water has been recovered and some oil production has begun. The performance of the second steaming cycle is at approximately the same level as Ivanhoe's current reservoir model prediction. Plans are to continue to produce the well and adjust the model based on the newly acquired data. To date the results of the second steam cycle are positive and are similar to results observed in other heavy oil steam flood. In April 2005, the third steam cycled commenced and to date has also been successfully completed.

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

As of the date of this report, the status of the project is as follows:

OPERATIONS PROGRESS:

Complete:

- 1 Million USD 3-D seismic survey shallow interpretation

- Third steam cycle successfully completed

- Successful meeting with JV partner to discuss Pacific Geotechnical

- Associates, Inc. "PGA" development plan

- Determined next phase commitment to the project

- Selected and agreed upon three upcoming vertical injector well locations

- Clearance from surface owner

- Applications to drill steam injection wells submitted to WOGC

- Located drilling rig

Current:

- Negotiate a drill date

- Continued improvement in oil rate response

- 3D seismic results continue to unfold and assist with  further understanding of the reservoir values

Upcoming:

- Schedule a drill date

- Drill three vertical injector wells in the agreed upon well locations

- Install steam injection lines

- Continuous steam injection into new injection wells

- Production from horizontal well

The Company has received $1,272 in oil royalties in 2005.

In November 2005, it was reported that independent technical consultants have carried out further interpretation of 3D seismic data in the horizons deeper than the Newcastle Sandstone.  This in depth work has led to the discovery of several new exploration targets in deeper horizons below the Newcastle Sandstone.  Numerous options are available with respect to the exploration and development of these new targets.

Since the commencement of continuous steaming in October 2005, the shallower Newcastle Sandstone, which is being developed under an existing agreement, is currently producing increased quantities of oil (from 40 to 60 barrels per day).

2. The California Property.

The Company owns a 2% royalty interest in the Harvester Property carried at a nominal value of $1 due to the uncertainty of realization.

3. The Utah Property.

On October 26, 2004, the Company entered into a letter of intent with Pioneer Oil and Gas ("Pioneer"), a Utah Corporation for the exclusive right to enter into a Participation agreement with Pioneer on or before January 18, 2005. The Company advanced Pioneer a $50,000 non-refundable deposit and in return was pledged an exclusivity period to carry out its due diligence with respect to acquiring certain overpressured gas leases in the Uinta Basin, Utah.

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

The Company has spent a total of $970,279 in acquisition costs and $45,478 in development costs on the Uinta property to date. The Company is currently receiving quotations for a seismic survey and an environmental impact study.

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

Subsequent wells drilled after the first two wells on the Contract Acreage shall require Pioneer to either farm out its interest on a well by well basis under Article VI herein or participate or not participate for its interest in the well pursuant to the provisions contained in the Operating Agreement.

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

Our Mineral Properties

Mayske Gold Property, Ukraine.  On September 22, 2003, the Company signed a Letter of Intent to acquire the Mayske Gold Property located in the Odessa Region, Ukraine. The Company intended to acquire a 75% interest in the property and possibly up to a 90% interest.  The Company issued 50,000 restricted common shares valued at $9,000 as a deposit towards the acquisition. An additional 450,000 restricted shares were to be issued when the additional 15% was acquired.  The Company issued 15,000 common shares valued at $1,500 to an individual as consideration for representing the Company in the Ukraine.  During the second quarter of 2004, the Company completed its due diligence in Ukraine and elected to abandon this project and returned 50,000 restricted post-reverse split common shares valued at $9,000 and 15,000 post-reverse split common shares valued at $1,500 to the treasury for cancellation.

LSA Mineral Claims, Nevada.  By Agreement dated January 26, 2004 and subsequent amendments dated March 8, 2004 and August 11, 2004 the Company agreed to acquire a ninety-percent (90%) interest in seven (7) lode mining claims known as the LSA claims, located in Lander County, Nevada. The Company issued 1,000,000 restricted common shares valued at $110,000 and paid $1,000 upon signing the agreement. Under the terms of the agreement, the Company paid $2,500 by April 26, 2004.  Thereafter, on the last day of each month from May, 2004 to February, 2005, the Company must pay an additional $500 in cash.  In addition the Company is still required to issue $17,500 in restricted shares on September 30, 2005 to earn its ninety-percent (90%) interest.  In March 2005, $1,000 was paid to Legacy for costs associated with the review of claims surrounding the LSA property.  As of December 31, 2005, the Company has issued shares valued at $110,000 and paid $4,000 towards the acquisition which has been recorded as exploration costs for fiscal 2004.

As of December 31, 2005, management has decided not to proceed with its acquisition of the LSA claims.

Available for Sale Securities.  During 2004, the Company received 2,000,000 restricted Rule 144 shares of Golden Spirit Minerals Ltd. (“Golden Spirit”), a public company with directors and significant shareholders in common. The restricted shares were received as non-refundable consideration pursuant to agreements dated November 10, 2004 and December 10, 2004 with Golden Spirit. Effective December 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $10,000 which was recorded as other comprehensive loss for the year.  During the year ended December 31, 2005 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $90,000 which was recorded as other comprehensive loss for the period.  As at December 31, 2005 the Company owned 2,000,000 shares of Golden Spirit’s common stock which are carried at fair market value of $30,000.

On December 31, 2003, the Company agreed to settle an outstanding debt receivable of $122,988 from Legacy Mining Ltd. (“Legacy”) for the issue of 1,229,880 restricted shares of Legacy at a value of $0.10 per share representing a 9.8% interest in Legacy. These restricted shares were issued to the Company on February 20, 2004.  Legacy is a non-reporting entity with a director in common. Legacy is applying for listing on the OTC: BB and intends to become a fully reporting company in the USA.  In fiscal 2004, the Company wrote this investment down to $1 because management determined that it was not recoverable within a reasonable period of time.

Employees. At December 31, 2005, Avalon Energy Corporation had 1 full time employee and 1 part time employee other than its Officers and Directors.

The Following are Material Subsequent Events (Occurring after December 31, 2005).

Subsequent to December 31, 2005, 500,000 common stock options were granted to and exercised by consultants, resulting in the issuance of 500,000 of the Company’s common stock for cash proceeds of $55,000 pursuant to the Company’s 2005 Stock Incentive and Option Plan (the “Plan”).

On January 27, 2006, the Company signed a Letter of Intent with a placement agent in regard to possible financing activities.  The Agreement is subject to the satisfactory completion of due diligence by the placement agents.

ITEM 1A.  RISK FACTORS

In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this annual report. In addition, the "Forward-Looking Statements" located in this Form 10-KSB describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

Accumulated Losses

To date the Company's  operations have not generated  sufficient  operating cash flows to provide working capital for the Company's ongoing overhead, the funding of  its  lease  acquisitions  and  the  exploration  and  development  of  these properties.  Without  adequate  financing,  the  Company  may  not  be  able  to successfully  develop any  prospects  that it acquires or achieve  profitability from its operations in the near future or at all.

During  the  year  ended  December  31,  2005,  Avalon  incurred  a net  loss  of $(1,950,963) and as of December 31, 2005 has an accumulated deficit of $(20,895,956) ..

We cannot predict the future price of oil and natural gas.

Our revenues, profitability and liquidity are substantially dependent upon prevailing prices for oil and natural gas, which can be extremely volatile and in recent years have been depressed by excess total domestic and imported supplies. Prices also are affected by actions of state and local agencies, the United States and foreign governments, and international cartels. In addition, sales of oil and natural gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas. Any substantial or extended decline in the price of oil and/or natural gas would have a material adverse effect on our financial condition and results of operations, including reduced cash flow and borrowing capacity. All of these factors are beyond our control.

We could be adversely impacted by changes in the oil and gas market.

The marketability of any future oil and gas production depends in part upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and gas production and transportation, general economic conditions, changes in supply and changes in demand all could adversely affect our ability to produce and market its oil and natural gas. If market factors were to change dramatically, the financial impact could be substantial because we would incur expenses without receiving revenues from the sale of production. The availability of markets is beyond our control.

Our stock price may be adversely impacted by our choice of accounting method.

The Company utilizes the “full cost method” to account for its investment in oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool.  As at December 31, 2005, the Company has no properties with proven reserves.  When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the “units-of-production method” using estimates of proved reserves.  Producing and non-producing properties will be evaluated periodically and, if conditions warrant, an impairment allowance will be provided. Any impairment allowance will be a one- time charge to earnings and will not impact cash flow from operating activities, but may result in a negative impression in the investment community and lower stock prices.

New government regulation and environmental risks could increase our costs.

The production and sale of oil and gas are subject to a variety of federal, state and local government regulations. These include:

-   the prevention of waste

-   the discharge of materials into the environment

-   the conservation of oil and natural gas, pollution, permits for drilling operations, drilling bonds, reports concerning operations

-   the spacing of wells

-   the unitization and pooling of properties

Many jurisdictions have at various times imposed limitations on the production of oil and gas by restricting the rate of flow for oil and gas wells below their actual capacity to produce. Because current regulations covering our operations are subject to change at any time, and despite our belief that we are in substantial compliance with applicable environmental and other government laws and regulations, we may incur significant costs for compliance in the future.

Our prices may be impacted adversely by new taxes.

The federal, state and local governments in which we operate impose taxes on the oil and gas products we sell. In the past, there has been a significant amount of discussion by legislators and presidential administrations concerning a variety of energy tax proposals. In addition, many states have raised state taxes on energy sources and additional increases may occur. We cannot predict whether any of these measures would have an adverse impact on oil and natural gas prices.

Exploration and Production Risks

The business of exploring  for and  producing oil and gas involves a substantial risk of investment  loss that even a combination  of  experience,  knowledge and careful  evaluation  may not be able to  overcome.  Drilling  oil and gas  wells involves  the risk  that  the  wells  will be  unproductive  or  that,  although productive,  the wells do not  produce  oil and/or gas in  economic  quantities.
Other hazards, such as unusual or unexpected geological  formations,  pressures, fires, blowouts,  loss of circulation of drilling fluids or other conditions may substantially   delay  or  prevent  completion  of  any  well.  Adverse weather conditions can also hinder drilling operations.

A productive well may become uneconomic in the event water or other deleterious substances are encountered, which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances.

Financing Risks

Avalon has relied in the past primarily on the sale of equity capital and farm-out and other similar types of transactions to fund working capital and the acquisition of its prospects and related leases.  Failure to generate operating cash flow or to obtain additional financing for the development of the Company's properties could result in substantial  dilution of Avalon's property  interests, or delay or cause indefinite postponement of further exploration and development of its prospects with the possible loss of such properties.

Risks Associated with Management of Growth

Because of its small size, Avalon's growth in accordance with its business plans, if achieved, will place a significant strain on Avalon’s financial, technical, operation and management resources.  As Avalon expands its activities and increases the number of projects it is evaluating or in w hich it participates, there will be additional demands on Avalon's financial, technical and management resources. The failure to continue to upgrade Avalon's technical, administrative, operating  and  financial  control  systems  or  the  occurrence  of unexpected expansion  difficulties,  including the recruitment and retention of experienced managers,  geoscientists and engineers, could have a material adverse effect on Avalon's business,  financial condition and results of operations and its ability to timely execute its business plan.

Conflicts of Interest

Certain of the officers and directors of Avalon will also serve as directors of other companies or have significant shareholdings in other companies.  To the extent that such other companies participate in ventures in which Avalon may participate, or compete for prospects or financial resources with Avalon, these officers and directors of Avalon will have a conflict of interest in negotiating and concluding terms relating to the extent of such participation.  In the event that such a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict must disclose the nature and extent of his interest to the board of directors and abstain from voting for or against the approval of such participation or such terms.

In accordance with the laws of the State of Nevada, the directors of Avalon are required to act honestly and in good faith with a view to the best interests of Avalon.  In  determining  whether or not Avalon will  participate  in a particular program  and the  interest  therein to be  acquired  by it, the  directors  will primarily  consider  the degree of risk to which  Avalon may be  exposed  and its financial position at that time.

Enforcement of Legal Process

The two directors of Avalon reside outside the United States and maintain a substantial portion of their assets outside the United States.  As a result it may be difficult or  impossible to effect  service of process  within the United States upon such persons,  to bring suit in the United States or to enforce,  in the U.S. courts,  any judgment  obtained there against such persons  predicated upon any civil liability provisions of the U.S. federal securities laws.

Foreign courts may not entertain original actions against Avalon's directors or officers predicated solely upon U.S.  federal securities  laws.  Furthermore, judgments predicated upon any civil liability provisions of the U.S.  federal securities laws may not be directly enforceable in foreign countries.

ITEM 2.

DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Avalon Energy Corporation held the following property in the following amounts:

Property

December 31, 2005

December 31, 2004

----------------------------------------------------------------------------------------------------

Cash and equivalents

US $ 41,081

US $ (2,187)

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

ITEM 3.

LEGAL PROCEEDINGS.

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As of December 31, 2005, the Company is still in the legal process of having the certificate released.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Amendments to the Articles of Incorporation. - Name Change

On March 2, 2005, the Company held a Special Meeting whereby the Board of Directors, by unanimous consent, adopted, effective March 22, 2005, the following amendments to its Articles of Incorporation:

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

ITEM 5.

MARKET PRICE FOR THE AVALON ENERGY CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As at December 31, 2005 there were approximately 2,000 holders of the outstanding shares of the Avalon Energy Corporation's $0.001 par value common stock.  Avalon Energy Corporation participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the most recent trading symbol "AVLN".  According to quotes provided by stockhouse.com, the Avalon Energy Corporation's common stock has closed at:

Quarter

High

Low

2003 First Quarter

$0.11

$0.09

2003 Second Quarter

$0.05

$0.05

2003 Third Quarter

$0.20

$0.20

2003 Fourth Quarter

$0.16

$0.14

2004 First Quarter

$0.09

$0.06

2004 Second Quarter

$0.08

$0.06

2004 Third Quarter

$0.14

$0.12

2004 Fourth Quarter

$0.20

$0.19

2005 First Quarter

$0.33

$0.15

2005 Second Quarter

$0.17

$0.11

2005 Third Quarter

$0.19

$0.11

2005 Fourth Quarter

$0.20

$0.10

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

Common Stock. Avalon Energy Corporation is authorized to issue 200,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of Avalon Energy Corporation constitute equity interests in Avalon Energy Corporation entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments.  As of December 31, 2005, 38,400,493 shares of the Avalon Energy Corporation's common stock were issued and outstanding.

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

Sales of Securities

2005 Stock Transactions

During the year ended December 31, 2005, the Company issued:

(a)

5,950,000 Series A Units at $0.15 per unit upon completion of a private placement for total proceeds of $892,500.  Each Series A Unit issued by the Company was comprised of (i) one restricted share of the Company’s $0.001 par value common stock and (ii) a series “A” warrant which will enable the subscriber to acquire from the Company one share of the Company’s $0.001 par value common stock at a purchase price of $0.50 per share for a period of eighteen months.  A finders’ fee of ten percent of the total proceeds was paid in the form of 595,000 restricted common shares of the Company, valued at $130,900.  In addition, the finder who raised the majority of the proceeds will also receive a 1.5% gross royalty of all revenue produced by the Uinta Basin project and paid to the Company.

(b)

7,225,000 common shares pursuant to the Company’s 2005 Stock Incentive and Option Plan at various prices for proceeds of $963,410;

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

(f)

400,000 restricted common shares for an investment banking service contract valued at $56,000 which was recorded as deferred compensation; and

(g)

125,000 restricted common shares previously issued for consulting services to be rendered in the amount of $16,250 were cancelled and returned to treasury.

During the year ended December 31, 2004, the Company issued:

(a)

1,050,000 restricted common shares for investor relations and investment banking service contracts valued at $126,000;

(b)

1,550,000 shares with a fair value of $170,500 in settlement of $88,550 of unpaid consulting fees, $14,350 of professional fees and $5,600 in office and administrative salaries. The difference of $62,000 has been recorded as a loss on settlement of debt;

(c)

1,000,000 restricted common shares valued at $110,000 towards the acquisition of a mineral property

(d)

2,500,000 shares with a fair value of $200,000 in settlement of $161,000 of consulting fees, $17,500 of professional fees and $21,500 in office and administrative salaries;

(e)

100,000 restricted shares of common stock valued at $13,000 On October 1, 2004 pursuant to a one year consulting agreement with an individual.

During the year ended December 31, 2004, the Company cancelled and returned common stock to treasury as follows:

(a)

On July 9, 2004, 210,000 shares of common stock previously issued for consulting services to be rendered in the amount of $19,000 were cancelled and returned to treasury;

(b)

On November 24, 2004, a total of 65,000 shares of common stock previously issued for the acquisition of a mineral property in the amount of $10,500 were cancelled and returned to treasury.

2005 - Stock Options

(a)

The fair value of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	3.71% - 4.17%
Expected volatility	44% - 133%
Expected option life (in years)	5

 (b)

During the year ended December 31, 2005 the Company granted a total of 7,350,000, 5 year common stock options at exercise prices of between $0.11 and $0.26 per share.  Of these options, a total of 460,000 were granted to an employee and 6,890,000 were granted to consultants.  The stock options granted to employees vested immediately upon grant. Of the total 6,890,000 share options granted to consultants, 3,693,000 were granted to directors and officers, significant shareholders and companies owned by these individuals.  On August 30, 2005, 125,000 of these stock options were cancelled.  The Company recognized stock-based compensation of $620,640 in accordance with SFAS 123 which represented the fair value of shares issued for consulting services rendered by consultants to the Company.  The value of the stock options granted to related parties was recorded at $639,810. The 460,000 stock options granted to an employee were valued at $40,800 which has been recorded on a pro-forma basis.

(c)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2003	-	$ -	-
Granted during 2004	11,350,000	0.08
Exercised during 2004	(11,350,000)	-
Balance, December 31, 2004	-	-	-
Granted during 2005	7,350,000	0.13	5 years
Cancelled during 2005	(125,000)	-
Exercised during 2005	(7,225,000)	-
Balance, December 31, 2005	-	$ -	-

(d)

On January 19, 2005, the Company filed a Registration Statement on Form S-8 to register 5,000,000 shares of common stock to be issued pursuant to the Company’s 2005 Stock Incentive and Option Plan (the “Plan”). These shares are to be issued when required from authorized and unissued common stock of the Company. The purpose of the plan is to provide the opportunity for eligible employees, consultants and members of the Board of Directors to increase their proprietary interest in the Company and as an incentive for them to remain in the service of the Company. The option price is set at the fair market value of the common stock at the date of issue. The term of the options, once granted, is not to exceed five years.

(e)

On June 1, 2005, the Company filed a Registration Statement on Form S-8 to register 4,800,000 shares of common stock to be issued pursuant to the Plan.   These shares are to be issued when required from authorized and unissued common stock of the Company.  The purpose of the plan is to provide the opportunity for eligible employees, consultants and members of the Board of Directors to increase their proprietary interest in the Company and as an incentive for them to remain in the services of the Company. The option price is set at the fair market value of the common stock at the date of issue. The term of the options, once granted, is not to exceed five years.

(f)

On December 15, 2005, the Company filed a Registration Statement on Form S-8 to register 3,800,000 shares of   common stock to be issued pursuant to the Plan.  These shares are to be issued when required from authorized and unissued common stock of the Company.  The purpose of the plan is to provide the opportunity for eligible employees, consultants and members of the Board of Directors to increase their proprietary interest in the Company and as an incentive for them to remain in the services of the Company. The option price is set at the fair market value of the common stock at the date of issue. The term of the options, once granted, is not to exceed five years.  To date none of these options have been granted.

2004 - Stock Options

(a)

On February 10, 2004, the Company filed a Registration Statement on Form S-8 to register 4,050,000 shares of common stock to be issued, 2,500,000 shares pursuant to the Company’s 2004 Stock Incentive and Option Plan (the “Plan”) and 1,550,000 shares to be issued for debt in the amount of $108,500. The shares issued for debt included 155,000 shares of common stock in settlement of $10,850 of administrative salaries and professional fees to two employees.

(b)

On May 26, 2004, the Company filed a Registration Statement on Form S-8 to register 2,500,000 shares to be issued for debt in the amount of $200,000. The shares issued for debt included 487,500 shares of common stock in settlement of $39,000 of administrative salaries and professional fees to two employees. The shares were issued on May 27, 2004.

(c)

On June 15, 2004, 2,500,000 common stock options were granted pursuant to the 2004 Stock Incentive and Option Plan. Of the total number of options granted, 800,000 were granted to consultants for which a consulting expense of $48,000 was recorded during the second quarter of 2004 representing the fair value of the options.  The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 116%.  During the year, a total of 2,500,000 shares of common stock were issued at a price of $.06 per share on the exercise of these stock options.  A total of 691,667 of these stock options were exercised in exchange for the settlement of $41,500 of debt and 1,808,333 were exercised for cash proceeds of $108,500.

(d)

On September 16, 2004, the Company filed a Registration Statement on Form S-8 to register 4,800,000 shares of common stock to be issued pursuant to the Company’s 2004 Stock Incentive and Option Plan.

(e)

On September 17, 2004, 4,800,000 common stock options were granted pursuant to the 2004 Stock Incentive and Option Plan. Of the total number of stock options granted, 4,150,000 were granted to consultants for which a consulting expense of $290,500 was recorded during the year representing the fair value of the options.  The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 163%.  During the year, a total of 4,800,000 shares of common stock were issued at a price of $.08 per share on the exercise of these stock options.  A total of 1,725,000 of these stock options were exercised in exchange for the settlement of $138,000 of debt and 3,075,000 were exercised for cash proceeds of $246,000. A total of 3,300,000 shares of common stock out of the total of 4,800,000 shares were issued at a price of $.08 per share on the exercise of these stock options to four consultant optionees. These 3,300,000 shares were cancelled as the optionees did not meet the terms of the stock option agreements. The 3,300,000 shares were subsequently re-issued to new consultant optionees at a price of $.08 on the exercise of these stock options.

(f)

Of the stock options granted during the year ended December 31, 2004, 2,665,000 were granted to directors and officers, significant shareholders and companies owned by these individuals.  The fair value recorded for these options was $198,700.

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

Liquidity and Capital Resources.

For the year ended December 31, 2005, we had total assets of $1,254,942, compared to total assets in 2004 of $220,443. This includes a cash balance of $41,081, compared to a bank overdraft of $2,187 in 2004.  We also have taxes recoverable of $810 and prepaid expenses of nil.  We have $1,015,759 invested in oil and gas properties, which is represented by $1,015,757 for 13,189 acres of gas leases located in Utah, $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California.  We have available for sale securities with a fair value of $30,000 as at December 31, 2005, a long-term investment in Legacy Mining Ltd. recorded at a nominal value of $1 and a long- term receivable from Golden Spirit Gaming Ltd. at cost of $167,291. The increase in assets was primarily due the acquisition of the Uinta Basin property in Utah.

At December 31, 2005, we had current liabilities of $83,473, which was represented by accounts payable and accrued liabilities of $14,616 and $68,857 due to related parties. At December 31, 2004 we had current liabilities of $45,733. The increase in liabilities was due to an increase in funds due to related parties and an increase in accounts payable.  At December 31, 2005, we had a working capital deficiency of $41,582 (2004 - $41,105).

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

Results of Operations

We have not yet realized any revenue from operations to date. During the year ended December 31, 2005 the loss from operations is $1,950,963 (2004 - $1,327,145).  This increase in loss was due to an increase in stock based compensation expenses and consulting expenses.

From inception to December 31, 2005 Avalon Energy Corporation has incurred cumulative net losses of $16,395,323 resulting primarily from the write-down of $2,251,937 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of its investment in Legacy Mining Ltd. and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $3,988,699; office and general expenses of $2,232,137; professional fees of $865,008; interest expense of $98,282 and software development costs of $737,300. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Mining Ltd. (See Part I, Item 3- Utah property).

The cash and equivalents constitute our present internal sources of liquidity.

Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

Our Plan of Operation for the Next Twelve Months

We anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern.  The Company is in the process of raising $800,000 to fund the next phase of the Shotgun Draw, Uinta basin Overpressured Gas Project which is a 2-D seismic line.  To the extent that additional capital is raised through the sale of equity or equity- related securities, the issuance of such securities could result in dilution of our stockholders.  There can be no assurance that additional funding will be available on favorable terms, if at all.  If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

ITEM 7.

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Avalon Energy Corporation (formerly Avalon Gold Corporation)

We have audited the balance sheets of Avalon Energy Corporation (formerly Avalon Gold Corporation) (an exploration stage company) as at December 31, 2005 and 2004 and the statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from January 1, 1996 (inception) to December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004 and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended and for the period from January 1, 1996 (inception) to December 31, 2005 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a working capital deficiency, has incurred significant losses since inception and further losses are anticipated in the exploration and development of its resource properties raising substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHARTERED ACCOUNTANTS

/s/

Vancouver, Canada

February 22, 2006

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

BALANCE SHEETS

	December 31, 2005	(As Restated – see Note 13) December 31, 2004

ASSETS

CURRENT ASSETS
Cash	$ 41,081	$ -
Taxes recoverable	810	610
Prepaid expenses	-	4,018
	41,891	4,628

AVAILABLE FOR SALE SECURITIES (Note 3)	30,001	120,001
DUE FROM GOLDEN SPIRIT GAMING LTD. (Note 8)	167,291	45,812
OIL AND GAS PROPERTIES, (full cost method of accounting, unproven) (Note 5)	1,015,759	50,002

	$ 1,254,942	$ 220,443

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$ -	$ 2,187
Accounts payable and accrued liabilities	14,616	16,488
Due to related parties (Note 8)	68,857	27,058
	83,473	45,733

STOCKHOLDERS’ EQUITY (Note 7)
Convertible Preferred: - Class A voting stock, $0.001 par value, 5,000,000 shares authorized
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized
Common stock, $.001 par value, 200,000,000 shares authorized
38,400,493 (December 31, 2004 – 22,630,493) shares issued and outstanding	78,116	62,346
Additional paid-in capital	22,117,599	19,220,819
Deferred Compensation (Note 6)	(68,290)	(193,462)
Deficit accumulated during the exploration stage	(20,855,956)	(18,904,993)
Accumulated other comprehensive loss (Note 3)	(100,000)	(10,000)
	1,171,469	174,710

	$ 1,254,942	$ 220,443

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year ended December 31, 2005	(As Restated – see Note 13) Year ended December 31, 2004	Cumulative from January 1, 1996 (inception of exploration stage) to December 31, 2005

GENERAL AND ADMINISTRATIVE EXPENSES
Litigation settlement	$ -	$ -	$ 2,291,070
Management and consulting fees	1,062,889	634,939	3,988,699
Consulting fees – stock based compensation (Note 7)	620,640	338,500	1,610,140
Exploration Costs (Note 4)	1,000	112,678	113,678
Loss on settlement of debt (Note 7)	-	62,000	718,784
General and administrative	209,443	448,072	2,232,137
Professional fees	56,991	83,579	865,008
Interest expense	-	-	98,282
Software development costs	-	-	737,300

LOSS BEFORE THE FOLLOWING	1,950,963	1,679,768	12,655,098

Property Option Income	-	(130,000)	(130,000)
Write-down of interest in oil and gas properties	-	-	128,288
Write-down of interest in ACGT Corporation	-	-	1,406,000
Write-down of investment in Legacy Mining Ltd. (Note 3)	-	128,288	2,250,937
Loss on Iceberg Drive Inn Investment	-	-	85,000

NET LOSS FOR THE YEAR	$ (1,950,963)	$ (1,678,056)	$ (16,395,323)

BASIC NET LOSS PER SHARE	$ (0.06)	$ (0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	33,961,718	18,534,786

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF EXPLORATION STAGE) TO DECEMBER 31, 2005

(As Restated – See Note 13)

	Number of shares	Amount	Additional Paid In Capital	Deferred Compensation	Treasury Stock	Deficit accumulated during the exploration stage	Total

Balance, January 1, 1996	499,499	$ 499	$ 4,361,401	$ -	$ (199,167)	$ (4,460,633)	$ (297,900)
Shares issued to settle litigation – Jan. 9, 1996	50,000	50	2,469,832	-	-	-	2,469,882
Net loss for the year ended December 31, 1996	-	-	-	-	-	(2,726,232)	(2,726,232)
Balance, December 31, 1996	549,499	549	6,831,233	-	(199,167)	(7,186,865)	(554,250)

Shares issued to settle note payable and accrued interest – Jan. 25, 1997	500,000	500	476,500	-	-	-	477,000
Shares issued for services at $.75 per share – April 15, 1997	55,000	55	41,195	-	-	-	41,250
Shares issued for services at $.25 per share – May 26, 1997	415,000	415	105,085	-	-	-	105,500
Net loss for the year ended December 31, 1997	-	-	-	-	-	(93,933)	(93,933)
Balance, December 31, 1997	1,519,499	1,519	7,454,013	-	(199,167)	(7,280,798)	(24,433)

Shares issued for services at $.12 per share – Dec. 28, 1998	200,000	200	23,800	-	-	-	24,000
Shares issued for services at $.05 per share – Dec. 28, 1998	15,000	15	735	-	-	-	750
Net loss for the year ended December 31, 1998	-	-	-	-	-	(45,655)	(45,655)
Balance, December 31, 1998	1,734,499	1,734	7,478,548	-	(199,167)	(7,326,453)	(45,338)

Shares issued for services at $.228 – Dec. 28, 1999	160,000	160	36,340	-	-	-	36,500

Net loss for the year ended December 31, 1999	-	-	-	-	-	(26,218)	(26,218)
Balance, December 31, 1999	1,894,499	1,894	7,514,888	-	(199,167)	(7,352,671)	(35,056)

Correction of treasury stock	-	-	(199,167)	-	199,167	-	-
Shares issued for software development at $.30 per share – March 23, 2000	2,000,000	2,000	598,000	-	-	-	600,000
Shares issued for services and interest at $.10 per share – Sept. 22, 2000	132,500	133	13,117	-	-	-	13,250
Shares issued for interest in oil and gas property at $.29 per share – Sept. 22, 2000	5,500,000	5,500	1,589,500	-	-	-	1,595,000
Shares issued for services and advances at $0.42 per share – Sept. 24, 2000	730,000	730	305,870	-	-	-	306,600
Shares issued for services at $.75 per share – Nov. 6, 2000	474,402	474	355,326	-	-	-	355,800
Share reconciliation	(968)	(1)	-	-	-	-	(1)
Net loss for the year ended December 31, 2000	-	-	-	-	-	(1,223,108)	(1,223,108)
Balance, December 31, 2000	10,730,433	$ 10,730	$ 10,177,534	$ -	$ -	$ (8,575,779)	$ 1,612,485

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF EXPLORATION STAGE) TO DECEMBER 31, 2005

(As Restated – See Note 13)

	Number of shares	Amount	Additional Paid In Capital	Deferred Compensation	Stock subscribed	Deficit accumulated during the exploration stage	Total

Balance forward, December 31, 2000	10,730,433	$ 10,730	$ 10,177,534	$ -	$ -	$ (8,575,779)	$ 1,612,485
Common stock subscriptions, 1,000,000 shares at $.70 per share, net of finder’s fee of $70,000 – Jan. 30, 2001	-	-	-		630,000	-	630,000
Shares issued for Harvester Property finder’s fee at $.585 per share – Feb. 27, 2001	50,000	50	29,200	-	-	-	29,250
Shares issued for debt at $.72 per share – March 27, 2001	431,274	431	310,086	-	-	-	310,517
Shares issued for cash at $.50 per share – July 13, 2001	350,000	350	174,650	-	-	-	175,000
Shares issued for debt at $.50 per share – Aug. 15, 2001	434,458	435	216,794	-	-	-	217,229
Common stock subscriptions, 6,000 shares at $.50 per share – July 10, 2001	-	-	-	-	3,000	-	3,000
Shares issued for cash at $.30 per share, net of finder’s fee of $30,000 – Oct. 12, 2001	1,000,000	1,000	269,000	-	-	-	270,000
Shares issued for debt at $.40 per share – Nov. 5, 2001	528,333	528	210,805	-	-	-	211,333
Shares issued for deferred compensation at $.47 per share – Nov. 15, 2001	200,000	200	93,800	(94,000)	-	-	-
Deferred compensation expense recorded in the year	-	-	-	3,917	-	-	3,917
Net loss for the year ended December 31, 2001	-	-	-		-	(3,120,340)	(3,120,340)
Balance, December 31, 2001	13,724,498	13,724	11,481,869	(90,083)	633,000	(11,696,119)	342,391

Shares returned to treasury and cancelled – Jan. 21, 2002	(47,500)	(47)	(9,453)	-	-	-	(9,500)
Shares issued from stock subscriptions – Jan. 31, 2002	1,000,000	1,000	629,000	-	(630,000)	-	-
Shares issued for services at $.34 per share – Feb. 19, 2002	916,108	916	310,562	-	-	-	311,478
Shares issued for acquisition of rights at $.33 per share – March 6, 2002	4,000,000	4,000	1,316,000	-	-	-	1,320,000
Shares issued for services at $.34 per share – March 31, 2002	350,000	350	118,650	-	-	-	119,000
Shares issued for services at $.14 per share – May 21, 2002	4,297,213	4,297	597,313	-	-	-	601,610
Shares returned to treasury and cancelled – June 5, 2002	(100,000)	(100)	(32,900)	-	-	-	(33,000)
Shares issued for cash at $0.50 per share – Sept. 5, 2002	6,000	6	2,994	-	(3,000)	-	-
Shares issued for services at $0.08 per share – Sept 5, 2002	2,120,000	2,120	167,480	-	-	-	169,600
Shares issued for fees at $0.08 per share – Sept. 5, 2002	400,000	400	31,600	-	-	-	32,000
Balance, December 11, 2002	26,666,319	$ 26,666	$ 14,613,115	$ (90,083)	$ -	$ (11,696,119)	$ 2,853,579

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF EXPLORATION STAGE) TO DECEMBER 31, 2005

(As Restated – See Note 13)

	Number of shares	Amount	Additional Paid In Capital	Deferred Compensation	Stock subscribed	Deficit accumulated during the exploration stage	Total

Balance, December 11, 2002	26,666,319	$ 26,666	$ 14,613,115	$ (90,083)	$ -	$ (11,696,119)	$ 2,853,579
Share consolidation, 1:10 on December 12, 2002	(23,999,688)	-	-	-	-	-	-

Balance forward, December 12, 2002 after 1:10 split	2,666,631	26,666	14,613,115	(90,083)	-	(11,696,119)	2,853,579
Shares issued for deferred compensation at $0.12 per share – Dec. 13, 2002	6,500,000	6,500	773,500	(780,000)	-	-	-
Shares issued for services at $0.12 per share – Dec. 16, 2002	3,690,000	3,690	439,110		-	-	442,800
Deferred compensation expense recorded in the year				44,707			44,707
Net loss for the year ended December 31, 2002	-	-	-	-	-	(3,360,353)	(3,360,353)

Balance, December 31, 2002	12,856,631	36,856	15,825,725	(825,376)	-	(15,056,472)	(19,267)
Shares issued for stock options at $.15 – Jan. 2, 2003	300,000	300	44,700	-	-	-	45,000
Shares issued for stock options at $.15 –Jan. 24, 2003	100,000	100	14,900	-	-	-	15,000
Shares issued for stock options at $.15 –Feb.18, 2003	100,000	100	14,900	-	-	-	15,000
Shares issued for stock options at $.15–Feb.25, 2003	250,000	250	37,250	-	-	-	37,500
Shares issued for stock options at $.15 – Mar.3, 2003	1,950,000	1,950	290,550	-	-	-	292,500
Shares returned to treasury and cancelled – Mar. 6, 2003	(1,333)	(1)	(5,499)	-	-	-	(5,500)
Shares issued for cash at $.125 per share – Mar. 17,2003	800,000	800	99,200	-	-	-	100,000
Shares issued for stock options at $.15 – May 12, 2003	700,000	700	104,300	-	-	-	105,000
Shares issued for stock options at $.15 – May 30, 2003	700,000	700	104,300	-	-	-	105,000
Shares issued for stock options at $.03 – June 13, 2003	900,000	900	26,100	-	-	-	27,000
Shares issued for stock options at $.03 – June 23, 2003	300,000	300	8,700	-	-	-	9,000
Shares issued for stock options at $.03 – June 26, 2003	100,000	100	2,900	-	-	-	3,000
Shares returned to treasury and cancelled – July 11, 2003	(800,000)	(800)	(39,200)	-	-	-	(40,000)
Shares issued for stock options at $.03 – July 24, 2003	325,000	325	9,425	-	-	-	9,750
Shares issued for stock options at $.03 – August 1, 2003	275,000	275	7,975	-	-	-	8,250
Shares issued for stock options at $.03 – August 3, 2003	100,000	100	2,900	-	-	-	3,000
Shares issued for stock options at $.03 – August 11, 2003	225,000	225	6,525	-	-	-	6,750
Shares issued for stock options at $.03 – August 14, 2003	75,000	75	2,175	-	-	-	2,250
Shares issued for stock options at $.04 – August 14, 2003	425,000	425	16,575	-	-	-	17,000

	19,680,298	$ 43,680	$ 16,574,401	$ (825,376)	$ -	$ (15,056,472)	$ 736,233

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF EXPLORATION STAGE) TO DECEMBER 31, 2005

(As Restated – See Note 13)

	Number of shares	Amount	Additional Paid In Capital	Deferred Compensation	Share subscriptions receivable	Deficit accumulated during the exploration stage	Total

Balance carried forward	19,680,298	$ 43,680	$ 16,574,401	$ (825,376)	$ -	$ (15,056,472)	$ 736,233
Shares issued for stock options at $.04 - August 29, 2003	1,275,000	1,275	49,725	-	-	-	51,000

Balance, September 7, 2003	20,955,298	44,955	16,624,126	(825,376)	-	(15,056,472)	787,233
Share consolidation, 1:4 on September 8, 2003	(15,716,473)	-	-	-	-	-	-

Balance forward, September 8, 2003 after 1:4 split	5,238,825	44,955	16,624,126	(825,376)	-	(15,056,472)	787,233

Shares issued for services at $0.30 per share – October 3, 2003	276,667	277	82,723	-	-	-	83,000
Shares issued for stock options at $.19 – October 3, 2003	425,000	425	80,325	-	-	-	80,750
Shares issued for stock options at $.19 – October 6, 2003	150,000	150	28,350	-	-	-	28,500
Shares issued for stock options at $.21– October 21, 2003	400,000	400	63,600	-	-	-	64,000
Shares issued for stock options at $.11- October 24, 2003	111,125	111	12,113	-	(10,984)	-	1,240
Shares issued for stock options at $.09– October 27, 2003	400,000	400	35,600	-	(36,000)	-	-
Shares issued for mining property at $.18 – October 27, 2003	50,000	50	8,950	-	-	-	9,000
Shares issued for stock options at $.08 – November 3, 2003	435,000	435	34,365	-	(34,800)	-	-
Shares issued for stock options at $.08 – November 12, 2003	500,000	500	39,500	-	(40,000)	-	-
Shares issued for stock options at $.08 – November 13, 2003	185,000	185	14,615	-	(14,800)	-	-
Shares issued for stock options at $.08 – November 18, 2003	645,000	645	50,955	-	(51,600)	-	-
Shares issued for stock options at $.08 – November 24, 2003	548,875	548	43,362	-	(43,910)	-	-
Shares returned to treasury and cancelled – December 15, 2003	(60,000)	(60)	(17,940)	-	-	-	(18,000)
Share reconciliation	-	-	(1)	-	-	-	-
Stock Based Compensation	-	-	651,000	-	-	-	651,000
Deferred compensation expense recorded in the year	-	-	-	352,332	-	-	352,332
Net loss for the year ended December 31, 2003	-	-	-	-	-	(2,170,465)	(2,170,465)

Balance, December 31, 2003	9,305,492	$ 49,021	$ 17,751,644	$ (473,044)	$ (232,094)	$(17,226,937)	$ (131,410)

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF EXPLORATION STAGE) TO DECEMBER 31, 2005

(As Restated - see Note 13)

	Number of shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Deferred Compensation	Share subscriptions receivable	Deficit accumulated during the exploration stage	Total

December 31, 2003 – balance carried forward	9,305,492	$ 49,021	$ 17,751,644	$ -	$ (473,044)	$ (232,094)	$ (17,226,937)	$ (131,410)

Shares issued for services at $0.12 – January 15, 2004	1,050,000	1,050	124,950	-	126,000	-	-	-
Share subscriptions received – January 21, 2004	-	-	-	-	-	232,094	-	232,094
Shares issued for debt at $0.11 – February 11, 2004	1,550,000	1,550	168,950	-	-	-	-	170,500
Shares issued for mineral property at $0.11 – February 27, 2004	1,000,000	1,000	109,000	-	-	-	-	110,000
Shares issued for debt at $0.08 – May 26, 2004	2,500,000	2,500	197,500	-	-	-	-	200,000
Shares issued for stock options at $0.06 – July 7, 2004	1,375,000	1,375	81,125	-	-	-	-	82,500
Shares returned and cancelled – July 9, 2004	(210,000)	(210)	(18,790)	-	-	-	-	(19,000)
Shares issued for stock options at $.08 – September 17, 2004	1,000,000	1,000	79,000	-	-	-	-	80,000
Shares returned and cancelled – September 28, 2004	(1,000,000)	(1,000)	(79,000)	-	-	-	-	(80,000)
Shares issued for stock options at $.06 – September 28, 2004	1,125,000	1,125	66,375	-	-	-	-	67,500
Shares issued for services at $0.12 – October 1, 2004	100,000	100	12,900	-	13,000	-	-	-
Shares issued for stock options at $.08 – October 7, 2004	600,000	600	47,400	-	-	-	-	48,000
Shares issued for stock options at $.08 – November 22, 2004	3,300,000	3,300	260,700	-	-	-	-	264,000
Shares issued for stock options at $.08 – November 23, 2004	700,000	700	55,300	-	-	-	-	56,000
Shares returned and cancelled – November 23, 2004	(300,000)	(300)	(23,700)	-	-	-	-	(24,000)
Shares returned and cancelled – November 24, 2004	(65,000)	(65)	(10,435)	-	-	-	-	(10,500)
Shares issued for salaries – December 1, 2004	100,000	100	19,900	-	-	-	-	20,000
Shares returned and cancelled – November 23, 2004	(2,000,000)	(2,000)	(158,000)	-	-	-	-	(160,000)
Shares issued for stock options at $0.08 - December 8, 2004	1,250,000	1,250	98,750	-	-	-	-	100,000
Shares issued for stock options at $0.08 - December 13, 2004	475,000	475	37,525	-	-	-	-	38,000
Shares issued for stock options at $0.08 - December 16, 2004	775,000	775	61,225	-	-	-	-	62,000
Stock Based Compensation	-	-	338,500	-	-	-	-	338,500
Deferred compensation expense recorded in the year	-	-	-	-	418,582	-	-	418,582
Other comprehensive loss:
Unrealized losses on available for sale securities	-	-	-	(10,000)	-	-	-	(10,000)
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	(1,678,056)	(1,678,056)
Balance, December 31, 2004	22,630,492	$ 62,346	$ 19,220,819	$ (10,000)	$ (193,462)	$ -	$ (18,904,993)	$ 174,710

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2005

                 (As Restated – See Note 13)

	Number of shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Deferred Compensation	Share subscriptions receivable	Deficit accumulated during the exploration stage	Total
Balance December 31, 2004	22,630,492	$ 62,346	$ 19,220,819	$ (10,000)	$ (193,462)	$ -	$ (18,904,993)	$ 174,710
Shares issued for stock options at $0.28 – January 20, 2005	500,000	500	139,500	-	-	-	-	140,000
Shares issued for stock options at $0.26– January 21, 2005	300,000	300	77,700	-	-	-	-	78,000
Shares issued for services at $0.26 – January 21, 2005	50,000	50	12,950	-	-	-	-	13,000
Shares issued for cash at $0.15 – February 4, 2005, net of finder’s fee of $130,900 (Note 7(1))	5,950,000	5,950	755,650	-	-	-	-	761,600
Shares issued for finder’s fees at $0.22 – February 7, 2005 (Note 7(1)).	1,795,000	1,795	393,105	-	-	-	-	394,900
Shares issued for services at $0.22 – February 7, 2005	250,000	250	54,750	-	-			55,000
Shares issued for stock options at $0.20 - February 10, 2005	65,000	65	12,935	-	-	-	-	13,000
Shares issued for services at $0.18 – February 17, 2005	100,000	100	17,900	-	-	-	-	18,000
Shares issued for stock options at $0.18 – February 25, 2005	25,000	25	4,475	-	-	-	-	4,500
Shares issued for stock options at $0.18 – March 22, 2005	188,000	188	33,652	-	-	-	-	33,840
Shares issued for stock options at $0.14 – April 7, 2005	250,000	250	34,750	-	-	-	-	35,000
Shares issued for stock options at $0.11 - April 21, 2005	500,000	500	54,500	-	-	-	-	55,000
Shares issued for stock options at $0.13 – May 17, 2005	450,000	450	58,050	-	-	-	-	58,500
Shares issued for stock options at $0.11 - April 29, 2005	250,000	250	27,250	-	-	-	-	27,500
Shares issued for stock options at $0.13 – May 26, 2005	650,000	650	83,850	-	-	-	-	84,500
Shares issued for stock options at $0.13 – June 14, 2005	250,000	250	32,250	-	-	-	-	32,500
Shares issued for stock options at $0.13 – June 28, 2005	325,000	325	41,925	-	-	-	-	42,250
Shares issued for services at $0.14 – June 28, 2005	400,000	400	55,600	-	-	-	-	56,000
Shares issued for stock options at $0.12 – August 10, 2005	615,000	615	73,185	-	-	-	-	73,800
Shares issued for stock options at $0.12 – August 11, 2005	125,000	125	14,875	-	-	-	-	15,000
Shares returned and cancelled– August 30, 2005	(125,000)	(125)	(16,125)	-	-	-	-	(16,250)
Shares issued for stock options at $0.11 – August 12, 2005	1,725,000	1,725	188,025	-	-	-	-	189,750
Shares issued for stock options at $0.11 – September 14, 2005	255,000	255	27,795	-	-	-	-	28,050
Shares issued for stock options at $0.11 – September 22, 2005	250,000	250	27,250	-	-	-	-	27,500
Shares issued for stock options at $0.11 – October 12, 2005	245,000	245	26,705	-	-	-	-	26,950
Shares issued for stock options at $0.13 – November 30, 2005	100,000	100	12,900	-	-	-	-	13,000
Shares issued for stock options at $0.11 – December 21, 2005	282,000	282	30,738	-	-			31,020
Stock based compensation	-	-	620,640	-	-	-	-	620,640
Deferred compensation expense recorded in the year	-	-	-	-	125,172	-	-	125,172
Other comprehensive loss:	-	-	-	-	-	-	-	-
Unrealized losses on available for sale securities	-	-	-	(90,000)	-	-	-	(90,000)
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	(1,950,963)	(1,950,963)
Balance December 31, 2005	38,400,493	$ 78,116	$ 22,117,599	$ (100,000)	$ (68,290)	$ -	$(20,855,956)	$ 1,171,469

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2005	(As Restated – See Note 13) Year ended December 31, 2004	Cumulative from January 1, 1996 (inception of exploration stage) to December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$ (1,950,963)	$ (1,678,056)	(16,395,323)
Adjustments to reconcile net loss to net cash from operating activities:
- fees and services paid for with common shares	250,922	907,582	3,130,714
- stock based compensation	620,640	338,500	1,610,140
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	62,000	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	110,000	110,000
- write-down of interest in oil and gas properties	-	-	2,250,937
- write-down of interest in ACGT Corporation	-	-	1,406,000
- write-down of investment in Legacy Mining Ltd.	-	128,288	128,288
- loss on Iceberg Drive Inn investment	-	-	85,000
- non cash option income received in shares	-	(130,000)	(130,000)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	1,946	(312,678)	268,287
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,077,455)	(574,364)	(3,578,919)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Interest in oil and gas properties	(701,757)	(50,000)	(1,436,691)
CASH FLOWS USED IN INVESTING ACTIVITIES	(701,757)	(50,000)	(1,556,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft (repayment)	(2,187)	2,187	-
Net proceeds on sale of common stock	1,902,160	354,500	3,451,900
Net proceeds (receivable) from common stock subscriptions	-	-	633,000
Net advances (to) from related parties	(79,680)	265,415	671,791
Advances receivable	-	-	420,000
CASH FLOWS FROM FINANCING ACTIVITIES	1,820,293	622,102	5,176,691

INCREASE (DECREASE) IN CASH	41,081	(2,262)	41,081

CASH, BEGINNING OF YEAR	-	2,262	-
			-
CASH, END OF YEAR	$ 41,081	$ -	$ 41,081

Supplemental cash flow information (See Note 9)

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(As Restated – see Note 13)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983.  The Company underwent a name change to Asdar Group on December 10, 1987, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on February 18, 2003, a name change to Avalon Gold Corporation on August 28, 2003 and a name change to Avalon Energy Corporation on March 22, 2005.  The Company was dormant from 1991 to 1996 and currently has no revenue generating operations.  In accordance with SFAS #7, the Company was considered a development stage company since January 1, 1996 and as a result of changing its business focus to acquisition and exploration of resource properties is considered to be an exploration stage company.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $41,582 at December 31, 2005 and has incurred losses of $20,855,956 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its mineral properties.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions

Preparation of the Company’s financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Mineral property costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The adoption of this standard has had no effect on the Company’s financial position or results of operations.  As at December 31, 2005, any potential obligations relating to the retirement of the Company’s assets are not yet determinable.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool.  As at December 31, 2005, the Company has no properties with proven reserves.  When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves.

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 30, 2005 AND 2004

(As Restated – see Note 13)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Properties, continued

Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined.  If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted.  As at December 31, 2005, all of the Company's oil and gas properties were unproved and were excluded from depletion.  At December 31, 2005, management believes none of the Company’s unproved oil and gas properties were considered impaired.

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

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107. Disclosures about Fair Value of Financial Instruments.  The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities, including cash, accounts payable, and amounts due to related parties have an approximate carrying value due to the short-term maturity of the instruments.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Available For Sale Securities

The Company holds marketable equity securities which are available-for-sale and as such, their carrying value is adjusted to market at the end of each reporting period.  As required by SFAS 130, unrealized gains and losses on these investments are recorded as a component of accumulated other comprehensive income (loss) and are recorded as a component of net income (loss) when realized.  However, if there is a permanent decline in the available-for-sale securities, this adjustment is taken into income in the period.  During 2004 the Company wrote down its investment in Legacy Mining Ltd. down to $1 because management had determined that it was not recoverable within a reasonable period of time.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in financial information.  The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2003.

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 30, 2005 AND 2004

(As Restated – see Note 13)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation, continued

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above.  Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock.  Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.  In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 7:

		December 31, 2005	December 31, 2004
Net loss for the year	As reported	$ (1,950,963)	$ (1,678,056)
Additional SFAS 123 compensation expense	Pro-forma	(40,800)	(147,500)
Net loss for the period under SFAS 123	Pro-forma	$ (1,991,763)	$ (1,825,556)

Basic net loss per share under SFAS 123	Pro-forma	$ (0.05)	$ (0.08)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB No. 25.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005.

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 30, 2005 AND 2004

(As Restated – see Note 13)

Management is currently evaluating the impact of the adoption of this standard on the Company’s results of operations and financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during its implementation of SFAS 123R.

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47).  Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. The Company believes this Statement will have no impact on the financial statements of the Company.

In July 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on the Company’s reported financial position or earnings.

.In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP FAS 115-1 in the second quarter of fiscal 2006. Management does not expect the adoption of this statement will have a material impact on our results of operations or financial condition. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s financial statements.

NOTE 3 – AVAILABLE FOR SALE SECURITIES

During 2004, the Company received 2,000,000 restricted Rule 144 shares of Golden Spirit Minerals Ltd. (“Golden Spirit”), a public company with directors and significant shareholders in common. The restricted shares were received as non-refundable consideration pursuant to agreements with Golden Spirit dated November 10, 2004 and December 10, 2004 to acquire certain mineral property interests from the Company.  These agreements were subsequently terminated.

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 30, 2005 AND 2004

(As Restated – see Note 13)

Effective December 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $10,000 which was recorded as other comprehensive loss for the year.  During the year ended December 31, 2005 the Company recorded an additional unrealized loss in the carrying value of its available-for-sale securities totalling $90,000 which was recorded as other comprehensive loss for the year.

NOTE 3 – AVAILABLE FOR SALE SECURITIES (continued)

On December 31, 2003, the Company agreed to settle an outstanding debt receivable of $122,988 from Legacy Mining Ltd. (“Legacy”) for the issue of 1,229,880 restricted shares of Legacy at a value of $0.10 per share representing a 9.8% interest in Legacy. These restricted shares were issued to the Company on February 20, 2004.  Legacy is a non-reporting entity with a director in common. Legacy is applying for listing on the OTC:BB and intends to become a fully reporting company in the USA.  In fiscal 2004, the Company wrote this investment down to $1 because management determined that it was not recoverable within a reasonable period of time.

NOTE 4 – MINERAL PROPERTIES

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

LSA Mineral Claims

By Agreement dated January 26, 2004 and subsequent amendments dated March 8, 2004 and August 11, 2004 the Company agreed to acquire a ninety-percent (90%) interest in seven (7) lode mining claims known as the LSA claims, located in Lander County, Nevada. The Company issued 1,000,000 restricted common shares valued at $110,000 and paid $1,000 upon signing the agreement. Under the terms of the agreement, the Company paid $2,500 by April 26, 2004.  Thereafter, on the last day of each month from May, 2004 to February, 2005, the Company must pay an additional $500 in cash.  In addition the Company is still required to issue $17,500 in restricted shares on September 30, 2005 to earn its ninety-percent (90%) interest.  In March 2005, $1,000 was paid to Legacy for costs associated with the review of claims surrounding the LSA property.  As of December 31, 2005, the Company has issued shares valued at $110,000 and paid $4,000 towards the acquisition which has been recorded as exploration costs for fiscal 2004.  As of December 31, 2005, management has decided not to proceed with its acquisition of the LSA claims.

NOTE 5 – OIL AND GAS PROPERTIES

Oil and gas properties include the following:

	December 31,	December 31,
	2005	2004
	$	$

Acquisition and exploration costs, unproved, not subject to depletion.	1,015,759	50,002

The Company's oil and gas activities are currently conducted in the United States. The following costs were incurred in oil and gas acquisition and exploration activities:

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

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 30, 2005 AND 2004

(As Restated – see Note 13)

NOTE 5 – OIL AND GAS PROPERTIES (continued)

Uinta Basin Property, Utah:

On October 26, 2004, the Company entered into a Letter of Intent with Pioneer Oil and Gas (“Pioneer”), whereby the Company could acquire an undivided Eighty-Five Percent (85%) working interest and an undivided Sixty-Eight (68%) net revenue interest in 13,189 acres located in Wasatch County, Utah, known as the “Uinta Basin”.  The Company paid Pioneer a deposit of $50,000 for the exclusive right to enter into a Participation Agreement with Pioneer on or before January 18, 2005.

On January 18, 2005, the Company entered into the Participation Agreement with Pioneer as described above.  The total consideration paid to Pioneer, including the $50,000 deposit described above, was $706,279.  In addition, the Company issued 1,200,000 restricted common shares valued at $264,000 on February 7, 2005 as finders’ fees to certain third parties who were responsible for tabling the Uinta Basin Overpressured Gas Project to the Company.  The Company has also committed to paying a 1.5% gross royalty on all revenue received by it from the Uinta Basin Project.  (Refer to Note 7(1)(a) and 7(1)(d)).

As part of the agreement, Pioneer has agreed to provide the Company with 2-D seismic data crossing the acreage. Any additional seismic that Pioneer or the Company may mutually agree to acquire over the acreage shall be paid for entirely by the Company with the parties owning the data in the same proportion as their working interest in the acreage. In addition, the Company will be required to drill an initial test well at a location on the acreage mutually agreed upon by Pioneer and the Company. The Company will serve as the Operator in drilling the acreage.

The Company shall pay One Hundred Percent (100%) of all costs of drilling the first two wells drilled on the acreage along with 100% of all costs of logging or testing the wells.  If either of the first two test wells is deemed a dry hole, the Company shall pay One Hundred Percent (100%) of all costs of plugging and abandoning such well(s) and restoration of the surface upon which the well(s) reached its authorized depth and completion of all tests deemed necessary by the Operator.  If the Company elects to complete either or both of the first two wells drilled on the acreage, the Company shall pay One Hundred Percent (100%) of all completion costs through the tanks along with any costs associated to hook up the well(s) to pipeline for the well(s) to be capable of producing into a commercial pipeline for sale.  After the first two wells drilled, if productive, are hooked-up to a pipeline and capable of producing oil and gas in commercial quantities, the Company shall pay 85% of all costs of operating the first two wells and Pioneer shall pay 15% of the operation costs of such wells as reflected in their working interest ownership in such wells.  The Company is required to drill a well on the acreage before November 1, 2010, or the acreage acquired will revert back to Pioneer.  During the year ended December 31, 2005 the Company has spent $45,478 on initial exploration of the property.

NOTE 6 – DEFERRED COMPENSATION

On December 13, 2002, the Company entered into an agreement with Advantage Nevada Corporation, (“Advantage”) a private company, with a two and one-half year term, whereby Advantage will provide consulting services to the Company (valued at $270,000) in exchange for 562,500 restricted shares of the Company’s common stock.  The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals within North America.

On December 13, 2002, the Company entered into an agreement with Asiatic Management Consultants Ltd., (“Asiatic”) a private company controlled by a significant shareholder, with a two and one-half year term, whereby Asiatic will provide investment-banking services to the Company (valued at $300,000) in exchange for 62,500 restricted shares of the Company’s common stock. The investment banker will provide access to investors and ongoing funding for the Company’s investments.

On December 13, 2002, the Company entered into an agreement with a shareholder, with a two and one-half year term, whereby the shareholder will provide consulting services to the Company (valued at $120,000) in exchange for 250,000 restricted shares of the Company’s common stock. The consultant will provide such services and advice to the Company in business development, business strategy and corporate image. In addition, the consultant will assist the Company in developing, studying and evaluating acquisition proposals outside of North America.

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 30, 2005 AND 2004

(As Restated – see Note 13)

NOTE 6 – DEFERRED COMPENSATION (continued)

On January 15, 2004, the Company entered into an agreement with Y.E.N.N. Asset Management, (“Y.E.N.N.”) a private company, for a two year term, whereby Y.E.N.N. will provide investment-banking services to the Company (valued at $54,000) in exchange for 450,000 restricted shares of the Company’s common stock. The investment banker will provide access to investors and ongoing funding for the Company’s investments.

On January 15, 2004, the Company entered into an agreement with Inter-Orient Investments Ltd., (“Inter-Orient”) a private company, for a two year term, whereby Inter-Orient will provide investor relations services to the Company (valued at $72,000) in exchange for 600,000 restricted shares of the Company’s common stock. The investor relations individual will provide such services as researching, editing and generating a company profile, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.

On October 1, 2004, the Company entered into an agreement with an individual, with a 1-year term, whereby the individual will provide consulting services to the Company (valued at $13,000) in exchange for 100,000 restricted shares of the Company’s common stock.

On February 1, 2005, the Company entered into an agreement with Holm Investments Ltd.,(“Holm”) a private company owned by a significant shareholder of the Company, for a two year term, whereby Holm Investments Ltd. will provide investor relations services to the Company (valued at $55,000) in exchange for 250,000 restricted shares of the Company’s common stock. Holm will provide such services as researching, editing and generating a company profile, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.

On May 15, 2005, the Company entered into an agreement with Palisades Financial Ltd., (“Palisades”) a private company owned by an individual who is management of the Company, for a two year term, whereby Palisades will provide investment-banking services to the Company (valued at $56,000) in exchange for 400,000 restricted shares of the Company’s common stock. The investment banker will provide access to investors and ongoing funding for the Company’s investments, particularly the Uinta Basin project

The Company has been amortizing the costs of these services over the respective terms of the contracts.  At December 31, 2005 the unamortized portion of the deferred compensation totaled $68,290 (December 31, 2004 - $193,462)

NOTE 7 - STOCKHOLDERS’EQUITY

(1)

2005 Stock Transactions

During the year ended December 31, 2005, the Company issued:

(a)

5,950,000 Series A Units at $0.15 per unit upon completion of a private placement for total proceeds of $892,500.  Each Series A Unit issued by the Company was comprised of (i) one restricted share of the Company’s $0.001 par value common stock and (ii) a series “A” warrant which will enable the subscriber to acquire from the Company one share of the Company’s $0.001 par value common stock at a purchase price of $0.50 per share for a period of eighteen months.  A finders’ fee of ten percent of the total proceeds was paid in the form of 595,000 restricted common shares of the Company, valued at $130,900.  In addition, the finder who raised the majority of the proceeds will also receive a 1.5% gross royalty of all revenue produced by the Uinta Basin project and paid to the Company.

(b)

7,225,000 common shares pursuant to the Company’s 2005 Stock Incentive and Option Plan at various prices for proceeds of $963,410;

(c)

150,000 restricted common shares valued at $31,000 to two consultants as compensation for their appointment to the advisory board;

(d)

1,200,000 restricted common shares to four parties valued at $264,000 for their assistance to the Company in acquiring the Uinta Basin project;

(e)

250,000 restricted common shares for a prepaid investor relations services contract valued at $55,000 which was recorded as deferred compensation (refer to Note 6);

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 30, 2005 AND 2004

(As Restated – see Note 13)

(f)

400,000 restricted common shares for an investment banking service contract valued at $56,000 which was recorded as deferred compensation (refer to Note 6); and

NOTE 7 - STOCKHOLDERS’EQUITY (continued)

(1)

2005 Stock Transactions, continued

(g)

125,000 restricted common shares previously issued for consulting services to be rendered in the amount of $16,250 were cancelled and returned to treasury.

(2)

2004 Stock Transactions

During the year ended December 31, 2004, the Company issued:

(a)

1,050,000 restricted common shares for investor relations and investment banking service contracts valued at $126,000 (refer to Note 6);

(b)

1,550,000 shares with a fair value of $170,500 in settlement of $88,550 of unpaid consulting fees, $14,350 of professional fees and $5,600 in office and administrative salaries. The difference of $62,000 has been recorded as a loss on settlement of debt;

(c)

1,000,000 restricted common shares valued at $110,000 towards the acquisition of a mineral property (refer to Note 4);

(d)

2,500,000 shares with a fair value of $200,000 in settlement of $161,000 of consulting fees, $17,500 of professional fees and $21,500 in office and administrative salaries;

(e)

100,000 restricted shares of common stock valued at $13,000 On October 1, 2004 pursuant to a one year consulting agreement with an individual.

During the year ended December 31, 2004, the Company cancelled and returned common stock to treasury as follows:

(f)

On July 9, 2004, 210,000 shares of common stock previously issued for consulting services to be rendered in the amount of $19,000 were cancelled and returned to treasury;

(g)

On November 24, 2004, a total of 65,000 shares of common stock previously issued for the acquisition of a mineral property in the amount of $10,500 were cancelled and returned to treasury.

(3)

2005 - Stock Options

(a)

The fair value of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	3.71% - 4.17%
Expected volatility	44% - 133%
Expected option life (in years)	5

 (b)

During the year ended December 31, 2005 the Company granted a total of 7,350,000, 5 year common stock options at exercise prices of between $0.11 and $0.26 per share.  Of these options, a total of 460,000 were granted to an employee and 6,890,000 were granted to consultants.  The stock options granted to employees vested immediately upon grant. Of the total 6,890,000 share options granted to consultants, 3,693,000 were granted to directors and officers, significant shareholders and companies owned by these individuals.  On August 30, 2005, 125,000 of these stock options were cancelled.  The Company recognized stock-based compensation of $620,640 in accordance with SFAS 123 which represented the fair value of shares issued for consulting services rendered by consultants to the Company.  The value of the stock options granted to related parties was recorded at $639,810. The 460,000 stock options granted to an employee were valued at $40,800 which has been recorded on a pro-forma basis and is disclosed in Note 2.

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 30, 2005 AND 2004

(As Restated – see Note 13)

NOTE 7 - STOCKHOLDERS’EQUITY (continued)

(3)

2005 - Stock Options, continued

(c)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2003	-	$ -	-
Granted during 2004	11,350,000	0.08
Exercised during 2004	(11,350,000)	-
Balance, December 31, 2004	-	-	-
Granted during 2005	7,350,000	0.13	5 years
Cancelled during 2005	(125,000)	-
Exercised during 2005	(7,225,000)	-
Balance, December 31, 2005	-	$ -	-

 (d)

On January 19, 2005, the Company filed a Registration Statement on Form S-8 to register 5,000,000 shares of common stock to be issued pursuant to the Company’s 2005 Stock Incentive and Option Plan (the “Plan”). These   shares are to be issued when required from authorized and unissued common stock of the Company. The purpose of   the plan is to provide the opportunity for eligible employees, consultants and members of the Board of Directors to   increase their proprietary interest in the Company and as an incentive for them to remain in the service of the   Company. The option price is set at the fair market value of the common stock at the date of issue. The term of the   options, once granted, is not to exceed five years.

(e)

On June 1, 2005, the Company filed a Registration Statement on Form S-8 to register 4,800,000 shares of common stock to be issued pursuant to the Plan.   These shares are to be issued when required from authorized and unissued   common stock of the Company.  The purpose of the plan is to provide the opportunity for eligible employees,   consultants and members of the Board of Directors to increase their proprietary interest in the Company and as an   incentive for them to remain in the services of the Company. The option price is set at the fair market value of the   common stock at the date of issue. The term of the options, once granted, is not to exceed five years.

(f)

On December 15, 2005, the Company filed a Registration Statement on Form S-8 to register 3,800,000 shares of common stock to be issued pursuant to the Plan.  These shares are to be issued when required from authorized and   unissued common stock of the Company.  The purpose of the plan is to provide the opportunity for eligible   employees, consultants and members of the Board of Directors to increase their proprietary interest in the Company   and as an incentive for them to remain in the services of the Company. The option price is set at the fair market value   of the common stock at the date of issue. The term of the options, once granted, is not to exceed five years.

To date none of these options have been granted.

(4)

2004 - Stock Options

(a)

On February 10, 2004, the Company filed a Registration Statement on Form S-8 to register 4,050,000 shares of common stock to be issued, 2,500,000 shares pursuant to the Company’s 2004 Stock Incentive and Option Plan (the “Plan”) and 1,550,000 shares to be issued for debt in the amount of $108,500. The shares issued for debt included 155,000 shares of common stock in settlement of $10,850 of administrative salaries and professional fees to two employees.

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 30, 2005 AND 2004

(As Restated – see Note 13)

(b)

On May 26, 2004, the Company filed a Registration Statement on Form S-8 to register 2,500,000 shares to be issued for debt in the amount of $200,000. The shares issued for debt included 487,500 shares of common stock in settlement of $39,000 of administrative salaries and professional fees to two employees. The shares were issued on May 27, 2004.

NOTE 7 - STOCKHOLDERS’EQUITY (continued)

(4)

2004 - Stock Options, continued

 (c)

On June 15, 2004, 2,500,000 common stock options were granted pursuant to the 2004 Stock Incentive and Option Plan. Of the total number of options granted, 800,000 were granted to consultants for which a consulting expense of $48,000 was recorded during the second quarter of 2004 representing the fair value of the options.  The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 116%.  During the year, a total of 2,500,000 shares of common stock were issued at a price of $.06 per share on the exercise of these stock options.  A total of 691,667 of these stock options were exercised in exchange for the settlement of $41,500 of debt and 1,808,333 were exercised for cash proceeds of $108,500.

(d)

On September 16, 2004, the Company filed a Registration Statement on Form S-8 to register 4,800,000 shares of common stock to be issued pursuant to the Company’s 2004 Stock Incentive and Option Plan.

(e)

On September 17, 2004, 4,800,000 common stock options were granted pursuant to the 2004 Stock Incentive and Option Plan. Of the total number of stock options granted, 4,150,000 were granted to consultants for which a consulting expense of $290,500 was recorded during the year representing the fair value of the options.  The fair value was estimated using the Black-Scholes option pricing model assuming an expected life of 5 years, a risk-free interest rate of 3% and an expected volatility of 163%.  During the year, a total of 4,800,000 shares of common stock were issued at a price of $.08 per share on the exercise of these stock options.  A total of 1,725,000 of these stock options were exercised in exchange for the settlement of $138,000 of debt and 3,075,000 were exercised for cash proceeds of $246,000. A total of 3,300,000 shares of common stock out of the total of 4,800,000 shares were issued at a price of $.08 per share on the exercise of these stock options to four consultant optionees. These 3,300,000 shares were cancelled as the optionees did not meet the terms of the stock option agreements. The 3,300,000 shares were subsequently re-issued to new consultant optionees at a price of $.08 on the exercise of these stock options.

(f)

Of the stock options granted during the year ended December 31, 2004, 2,665,000 were granted to directors and officers, significant shareholders and companies owned by these individuals.  The fair value recorded for these options was $198,700. (Refer to Note 7(4)(c) and (e)).

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005 the Company incurred $29,430 (2004 -$79,586) in management fees to directors. As at December 31, 2005 the Company owes $9,000 in management fees.

During the year ended December 31, 2005, the Company incurred $54,782 (2004 - $19,791) in rent and office expenses to a private company controlled by a shareholder.

During the year ended December 31, 2005, the Company incurred $785,929 (2004 - $Nil) in consulting fees to significant shareholders and $30,540 (2004 - $61,000) in professional fees to an employee.

During the year ended December 31, 2005, three companies controlled by significant shareholders earned $59,337 (2004 - $186,250) and a company controlled by a shareholder earned $13,585 (2004 - $Nil) from the Company, pursuant to prepaid services agreements (See note 6).

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 30, 2005 AND 2004

(As Restated – see Note 13)

At December 31, 2005 an amount of $167,291 (2004 - $45,812) is receivable from Golden Spirit.  These amounts are non-interest bearing and have no specific terms of repayment.

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

At December 31, 2005, the following amounts are due to related parties:

	December 31, 2005	December 31, 2004

Employee	$-	$15,381
Director	-	2,000
Significant shareholder	68,857	9,677
	$68,857	$27,058

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended December 31, 2005	Year ended December 31, 2004
Cash paid during the year for:
Interest	$ -	$ -
Income taxes	$ -	$ -

During the year ending December 31, 2005 the Company issued:

▪

250,000 restricted common shares for prepaid investor relations service contracts valued at $55,000 (Refer to Note 6).

▪

150,000 restricted common shares with a fair value of $31,000 in settlement of consulting fees to two advisory board members.

▪

1,200,000 restricted common shares valued at $264,000 as a finder’s fee towards the acquisition of the Uinta property.

▪

595,000 restricted common shares as a finder’s fee towards the private placement of 5,950,000 restricted common shares.

▪

400,000 restricted common shares for a prepaid investment banking service contract valued at $56,000 (Refer to Note 6).

▪

125,000 restricted common shares previously issued for consulting services to be rendered in the amount of $16,250 were cancelled and returned to treasury.

During the year ending December 31, 2004, the Company issued:

▪

1,050,000 restricted common shares for prepaid investor relations and investment banking service contracts valued at $126,000 (Refer to Note 6).

▪

1,550,000 shares with a fair value of $170,500 in settlement of $88,550 of consulting fees, $14,350 of professional fees and $5,600 in office and administrative salaries.

▪

1,000,000 restricted common shares valued at $110,000 towards the acquisition of a mineral property.

▪

2,500,000 shares with a fair value of $200,000 in settlement of $161,000 of consulting fees, $17,500 of professional fees and $21,500 in office and administrative salaries.

▪

210,000 restricted common shares previously issued for consulting services to be rendered in the amount of $19,000 were cancelled and returned to treasury.

▪

691,667 restricted common shares for stock options in exchange for outstanding consulting fees value at $41,500.

▪

1,000,000 restricted common shares for stock options in exchange for outstanding consulting fees value at $80,000. These shares were cancelled and returned to treasury during the same quarter.

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 30, 2005 AND 2004

(As Restated – see Note 13)

NOTE 10 - CONTINGENCY

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of December 31, 2005, the Company is still in the process of having the certificates released.

NOTE 11 – INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of December 31, 2005, the Company has combined net operating losses carried forward totalling approximately $16,000,000 for tax purposes which expire through 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

A reconciliation of income tax computed at the federal and state statutory tax rates is as follows:

	Year ended December 31, 2005	Year ended December 31, 2004

Federal income tax provision at statutory rate	(35.00)%	(35.00)%
State income tax provision at statutory rate, net of federal income tax effect	(0.00)	(0.00)

Total income tax provision rate	(35.00)%	(35.00)%

The actual income tax provisions differ from the expected amounts calculated by applying the federal income tax statutory rate to the Company’s loss before income taxes. The components of these differences are as follows:

	Year ended December 31, 2005	Year ended December 31, 2004

Loss before income taxes	$ (1,950,963)	$ (1,678,056)
Corporate tax rate	35.00%	35.00%

Expected tax expense (recovery)	(682,837)	(587,320)
Unrecognized loss carry forward	682,837	587,320

Income tax provision	$ -	$ -

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 30, 2005 AND 2004

(As Restated – see Note 13)

NOTE 11 – INCOME TAXES (continued)

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2005	2004

Non-capital loss carry forwards	$5,600,000	$4,980,000
Valuation allowance	(5,600,000)	(4,980,000)
Net deferred tax asset	$-	$-

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to December 31, 2005, 500,000 shares of the Company’s common stock were issued for options exercised by consultants for cash proceeds of $55,000 pursuant to the Company’s 2005 Stock Option Plan.  (See Note 7)

On January 27, 2006, the Company signed a Letter of Intent with a placement agent in regard to possible financing activities.  The Agreement is subject to the satisfactory completion of due diligence by the placement agents.

NOTE 13 – RESTATEMENT

On May 20, 2005 the Company filed a 10K/A whereby it restated its financial statements presented in its December 31, 2004 Annual Report. The restatement was as a result of accounting adjustments required to record the receipt of 2,000,000 restricted Rule 144 shares of Golden Spirit Minerals Ltd. (“Golden Spirit”), a public company with directors and significant shareholders in common. These shares were not recorded in the Company’s originally reported December 31, 2004 financial statements.

The restricted shares were received as non-refundable consideration pursuant to agreements dated November 10, 2004 and December 10, 2004 with Golden Spirit and have been recorded as property option income at their fair market value on date of issuance in 2004 of $130,000.  Effective December 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $10,000 which was recorded as other comprehensive loss for the year.

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

During 2006, the Company’s plan to perform a 2-D seismic line on our Shotgun Draw, Uinta Basin prospect is estimated at a cost of $550,000 USD.  The Company plans to fund this through equity financing.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with Avalon Energy Corporation's auditors since formation of the company that require disclosure pursuant to Item 304 of Regulation S-B.

ITEM 8A.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2005 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management's assessment of the effectiveness of the Company's internal control over the financial reporting period ended December 31, 2005 has been audited by our auditors, an independent registered public accounting firm, as stated in their report included herein.

CHANGES IN INTERNAL CONTROLS

No changes in the Company's internal controls over financial reporting occurred during the period ending December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CODE OF ETHICS

We intend to adopt a code of ethics in 2006 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons  performing similar functions.  We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials.  In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal  financial officer, principle accounting officer or controller, other persons  performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

We do not currently have a code of ethics as this is a new regulatory requirement and we are examining the various form and contents of other companies written code of ethics, discussing the merits and meaning of a code of ethics to determine the best form for our Company.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

1. Officers and Directors of the Company.

 DATE OF APPOINTMENT

     NAME

     AGE    POSITION             TO BOARD OF DIRECTORS

- ---------------------------------------------------------------------

Robert Klein         58

President & Director

September 25, 2000

Carlton Parfitt      39

Secretary, Treasurer   November 30, 2004

& Director

The chart above specifies Avalon Energy Corporation's officers and directors as of December 31, 2005.

All directors of the Company hold office until the next annual meeting or until their successors have been elected and qualified.  All officers serve at the discretion of the Board of Directors.

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

Carlton Parfitt is a member of our Board of Directors.  Mr. Parfitt, bilingual in English and Japanese, graduated in 1991 with Honors from Simon Fraser University, British Columbia. While attending university, Mr. Parfitt worked as a co-op student for the Department of National Defense (Canada). After completing his Bachelor of Science in Physics, and before becoming involved in the digital media industry, Carlton Parfitt was a research scientist at companies such as TRIUMF, on the campus of the University of British Columbia, and CTF Communications Inc. based in Coquitlam, British Columbia.  Between the years 1998 and 2000, Mr. Parfitt was the founder and director of Elgrande.com Inc., an OTC: BB Company. During this time, he was intimately involved in Board operations, governance, as well as strategic business development and financing. Responsibilities for strategic market development included building strategic Blue Chip clients globally. Here, he drew upon his business consulting experience in Japan where he was a consultant for several years. While in Japan, Mr. Parfitt also participated in contract negotiations, shareholder relations and operations. Currently, Carlton Parfitt is the president of Third Wave Consulting Inc., a company specializing in digital media. His focuses include marketing consulting, project management, event planning and corporate communications for new media production.

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

ITEM 10. EXECUTIVE COMPENSATION - RENUMERATION OF DIRECTORS AND OFFICERS.

Name of Individual or   Capacities in which

Aggregate Remuneration

Identity of Group       Remuneration was received

For 2003   For 2004  For 2005

- ---------------------   -------------------------

-----------------------------

Carlton Parfitt

       President and Director

$      -

 $    -

$   6,007

Robert Klein

       Director, Secretary &Treasurer

$   1,935

 $ 67,586  $ 23,423

Conrado Beckerman       Former President & Director

$      -

 $   1,000  $ -

Robert Waters

       Former President & Director

$ 48,000    $   1,000  $ -

Compensation of Directors. For the year ended December 31, 2005, one Director of Avalon Energy Corporation accrues a salary of $2,400 per month and the other Director accrues a salary of $750 per month. Mr. Klein and Mr.Parfitt received 50,000 restricted shares of Avalon Energy Corporation valued at $10,000 each as the non-cash portion of their renumeration in December 2004.

Stock Based Compensation. During the year ended December 31, 2005, $620,640 (2004-$338,500) in stock based compensation was recorded in our financial statements.  Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model We do expect further stock based compensation in 2006.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of December 31, 2005, with respect to the ownership of the Avalon Energy Corporation's common stock by each person known by Avalon Energy Corporation to be the beneficial owner of more than five percent (5%) of Avalon Energy Corporation's common stock, by each director and officer and by all officers and directors as a group.

Name of             Address of                      Amount of Shares      % of Outstanding

Beneficial Holder   Beneficial Holder               Beneficially Owned    Common Stock

- ---------------------------------------------------------------------------------------

Cede & Co.

    The Depository Trust Co

     26,478,400 (1)

68.95%

    PO Box 222 Bowling Green Station

    New York, NY 10272

Carlton Parfitt

    #2025 -1358 W. Georgia Street     50,000

          0.0013%

President /Director    Vancouver, BC V7T 1A8

Robert Klein

    4540 Woodgreen Place

          50,000

          0.0013%

Director               West Vancouver, BC V7S 2S6

All directors and Officers as a group

        100,000

          0.0026%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended December 31, 2005 the Company incurred $29,430 (2004 -$79,586) in management fees to directors. As at December 31, 2005 the Company owes $9,000 in management fees.

During the year ended December 31, 2005, the Company incurred $54,782 (2004 - $19,791) in rent and office expenses to a private company controlled by a shareholder.

During the year ended December 31, 2005, the Company incurred $785,929 (2004 - $Nil) in consulting fees to significant shareholders and $30,540 (2004 - $61,000) in professional fees to an employee.

During the year ended December 31, 2005, three companies controlled by significant shareholders earned $59,337 (2004 - $186,250) and a company controlled by a shareholder earned $13,585 (2004 - $Nil) from the Company, pursuant to prepaid services agreements.

At December 31, 2005 an amount of $167,291 (2004 - $45,811) is receivable from Golden Spirit. These amounts are non-interest bearing and have no specific terms of repayment.

At December 31, 2005, the following amounts are due to related parties:

	December 31, 2005	December 31, 2004

Employee	$-	$15,381
Director	-	2,000
Significant Shareholder	68,857	9,677
	$68,857	$27,058

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

ITEM 13.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-QSB:

2004: $18,721

2005: $24,503

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2004: $0

2005: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2004: $0

2005: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2004: $0

2005: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

ITEM 14.

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

Date: March 13, 2006

By: /s/ Carlton Parfitt

 ---------------------------

Carltonn Parfitt

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

By: /s/ Carlton Parfitt

-----------------------------

Carlton Parfitt, Director

Date: March 13, 2006

By: /s/ Robert Klein

Date: March 13, 2006

-------------------------

Robert Klein, Director and President