Form 10KSB/A
period 2005-12-31
AVALON ENERGY CORP.
filed 2006-03-15
CIK 746631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate","anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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


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

/s/Dale Matheson Carr-Hilton LaBonte

 Dale Matheson Carr-Hilton LaBonte

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 22, 2006


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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, whereunto duly authorized.

AVALON ENERGY CORPORATION

Date: March 15, 2006

By: /s/ Carlton Parfitt

 ---------------------------

Carltonn Parfitt

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

By: /s/ Carlton Parfitt

-----------------------------

Carlton Parfitt, Director

Date: March 15, 2006

By: /s/ Robert Klein

Date: March 15, 2006

-------------------------

Robert Klein, Director and President