Form 10KSB/A
period 2004-12-31
AVALON ENERGY CORP.
filed 2006-04-05
CIK 746631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                               (Amendment No. 2)

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
CONTINGENCIES (Note 1 and 12)

STOCKHOLDERS' EQUITY (Note 8)
  Common stock, $.001 par value, 200,000,000
   shares authorized 22,630,492 (2003 -
   9,305,492) shares issued and outstanding                    62,346             49,021
   Additional paid-in capital                              19,220,819         17,751,644
  Deferred Compensation (Note 7)                             (193,462)          (473,044)
  Share subscriptions receivable                                    -           (232,094)
  Deficit accumulated during exploration stage            (18,904,993)        (7,266,937)
  Accumulated other comprehensive loss                        (10,000)                -
                                                            ----------         ---------
                                                              174,710          (131,410)
                                                            ----------         ---------
                                                         $    220,443        $   180,684
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




                                                                                                                Accumulated
                                                                                                  Additional      Other
                                                              Number of                           Paid In       Comprehensive
                                                              shares              Amount          Capital       Income (loss)
                                                             ----------         ----------        -----------   ------------

Balance, January 1, 1996                                        499,499        $       499      $   4,361,401   $       -

Shares issued to settle litigation- Jan. 9, 1996                 50,000                 50          2,469,832           -

Net loss for the year ended December 31, 1996                         -                  -                  -           -
                                                             ----------         ----------        -----------   -----------
Balance, December 31, 1996                                      549,499                549          6,831,233           -

Shares issued to settle note payable and accrued interest-
 Jan.25, 1997                                                   500,000                500            476,500           -

Shares issued for services at $.75 per share-April 15, 1997      55,000                 55             41,195           -

Shares issued for services at $.25 per share-May 26, 1997       415,000                415            105,085           -

Net loss for the year ended December 31, 1997                         -                  -                  -           -
                                                             ----------         ----------        -----------   -----------
Balance, December 31, 1997                                    1,519,499              1,519          7,454,013           -

Shares issued for services at $.12 per share-Dec. 28, 1998      200,000                200             23,800           -

Shares issued for services at $.05 per share-Dec. 28, 1998       15,000                 15                735           -

Net loss for the year ended December 31, 1998                         -                  -                  -           -
                                                             ----------         ----------        -----------   -----------
Balance, December 31, 1998                                    1,734,499              1,734          7,478,548           -

Shares issued for services at $.228-Dec. 28, 1999               160,000                160             36,340           -

Net loss for the year ended December 31, 1999                         -                  -                  -           -
                                                             ----------         ----------        -----------   -----------
Balance, December 31, 1999                                    1,894,499              1,894          7,514,888           -

Correction of treasury stock                                          -                  -           (199,167)          -

Shares issued for software development at $.30 per
share-March 23, 2000                                          2,000,000              2,000            598,000           -

Shares issued for services and interest at $.10 per
share-Sept.22, 2000                                             132,500                133             13,117           -

Shares issued for interest in oil and gas property at
 $.29 per share-Sept 22, 2000                                 5,500,000              5,500          1,589,500           -

Shares issued for services and advances at $0.42 per
 share- Sept. 24, 2000                                          730,000                730            305,870           -

Shares issued for services at $.75 per share-Nov.6, 2000        474,402                474            355,326           -

Share reconciliation                                               (968)                (1)                 -           -

Net loss for the year ended December 31, 2000                         -                  -                  -           -
                                                             ----------         ----------        -----------   -----------
Balance, December 31, 2000                                   10,730,433       $     10,730      $  10,177,534  $        -
                                                             ----------         ----------        -----------   -----------

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


                                                                                             Deficit
                                                                                           accumulated
                                                                                           during the
                                                            Deferred      Treasury         development
                                                            Compensation    Stock             stage                Total
                                                            -----------    ----------       -----------        ----------

Balance, January 1, 1996                                    $       -   $ (199,167)    $  (4,460,633)     $    (297,900)

Shares issued to settle litigation retroactively restated           -            -                -            2,469,882

Net loss for the year ended December 31, 1996                       -             -        (2,726,232)        (2,726,232)
                                                            -----------    ---------       -----------         ----------
Balance, December 31, 1996                                          -      (199,167)       (7,186,865)          (554,250)

Shares issued to settle note payable and accrued interest           -             -                 -             477,000

Shares issued for services at $.75 per share-April 15, 1997         -             -                 -              41,250

Shares issued for services at $.25 per share-May 26, 1997           -             -                 -             105,500

Net loss for the year ended December 31, 1997                       -       (93,933)                -             (93,933)
                                                             ----------     ---------        -----------         ----------
Balance, December 31, 1997                                          -       (199,167)        (7,280,798)          (24,433)

Shares issued for services at $.12 per share-Dec. 28, 1998          -              -                  -             24,000

Shares issued for services at $.05 per share-Dec. 28, 1998          -              -                  -                750

Net loss for the year ended December 31, 1998                       -        (45,655)           (45,655)           (45,655)
                                                            -----------     ---------        -----------        ----------
Balance, December 31, 1998                                          -       (199,167)        (7,326,453)           (45,338)

Shares issued for services at $.228-Dec. 28, 1999                   -              -                  -             36,500

Net loss for the year ended December 31, 1999                       -              -            (26,218)           (26,218)
                                                            -----------     ---------        -----------         ----------
Balance, December 31, 1999                                          -       (199,167)        (7,352,671)           (35,056)

Correction of treasury stock                                        -        199,167                  -                  -

Shares issued for software development at $.30 per
share-March 23, 2000                                                -              -                  -            600,000

Shares issued for services and interest at $.10 per
share-Sept. 22, 2000                                                -              -                  -             13,250

Shares issued for interest in oil and gas property at
 $.29 per share-Sept.22,2000                                        -              -                  -          1,595,000

Shares issued for services and advances at $0.42 per
 share- Sept. 24, 2000                                              -              -                  -            306,600

Shares issued for services at $.75 per share-Nov. 6, 2000           -              -                  -            355,800

Shares reconciliation                                               -              -                  -                (1)

Net loss for the year ended December 31, 2000                       -              -         (1,223,108)       (1,223,108)
                                                            -----------     ---------       -------------        ----------
Balance, December 31, 2000                                 $        -      $        -      $ (8,575,779)        1,612,485
                                                            -----------     ---------       -------------        ----------

The accompanying notes are an integral part of these financial statements


                           AVALON ENERGY CORPORATION
                       (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE PERIOD FROM JANUARY 1, 1996
             (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2004
                                  (continued)



                                                                                                        Accumulated
                                                                                        Additional     	   Other
                                                    Number of                           Paid In         Comprehensive
                                                    shares              Amount          Capital         Income (loss)
                                                   ----------         ----------        -----------      -----------

Balance forward, December 31, 2000                 10,730,433        $    10,730       $   10,177,534  $          -

Common stock subscriptions, 1,000,000 at
$.70 net of finder's fee of $70,000- Jan. 30,
2001                                                        -                  -                    -             -

Shares issued for Harvester finder's fee at
$.585 per share-Feb. 27, 2001                          50,000                 50               29,200             -

Shares issued for debt at $.72 per
share-March 27, 2001                                  431,274                431              310,086             -

Shares issued for cash at $.50 per
share-July 13, 2001                                   350,000                350              174,650             -

Shares issued for debt at $.50 per
share-Aug. 15, 2001                                   434,458                435              216,794             -

Common stock subscriptions, 6,000 at $.50
per share-July 10, 2001                                     -                  -                    -             -

Shares issued for cash at $.30 per share,
net of finder's fee of $30,000-Oct. 12, 2001        1,000,000              1,000              269,000             -

Shares issued for debt at $.40 per
share-Nov. 5, 2001                                    528,333                528              210,805             -

Shares issued for deferred compensation at $.47 per
share-Nov. 15, 2001                                   200,000                200               93,800             -

Deferred compensation expense recorded in the year          -                  -                    -             -

Net loss for the year ended December 31, 2001               -                  -                    -             -
                                                  -----------         ----------          -----------     ----------
Balance, December 31, 2001                         13,724,498        $    13,724       $   11,481,869  $          -

Shares returned to treasury and cancelled
Jan. 21, 2002                                         (47,500)               (47)              (9,453)            -

Shares issued for stock subscriptions
Jan. 31, 2002                                       1,000,000              1,000              629,000             -

Shares issued for services at $.34 per
share-Feb. 19, 2002                                   916,108                916              310,562             -

Shares issued for acquisition rights at
$.33 per share-March 6, 2002                        4,000,000              4,000            1,316,000             -

Shares issued for services at $.34 per
share-March 31, 2002                                  350,000                350              118,650             -

Shares issued for acquisition rights at
$.14 per share-May 21, 2002                         4,297,213              4,297              597,313             -

Shares issued to treasury and cancelled-
 June 5, 2002                                        (100,000)              (100)             (32,900)            -

Shares issued for cash at $.50 per
share-Sept. 5, 2002                                     6,000                  6                2,994             -

Shares issued for services at $.08 per
share-Sept. 5, 2002                                 2,120,000               2,120             167,480             -

Shares issued for services at $.08 per
share-Sept. 5, 2002                                   400,000                 400              31,600             -
                                                  -----------         -----------         -----------       ---------
Balance December 11, 2002                          26,666,319         $    26,666       $  14,613,115     $       -
                                                  -----------         -----------         -----------       ---------



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


                                                                                    Deficit
                                                                                  accumulated
                                                                                  during the
                                                        Deferred        Stock     development
                                                       Compensation   subscribed     stage              Total
                                                        -----------   ---------   -----------          ----------

Balance forward, December 31, 2000                   $          -     $     -   $  (8,575,779)     $  1,612,485

Common stock subscriptions, 1,000,000 at
$.70 net of finder's fee of $70,000- Jan. 30,
2001                                                            -     630,000               -           630,000

Shares issued for Harvester finder's fee at
$.585 per share-Feb. 27, 2001                                   -           -               -            29,250

Shares issued for debt at $.72 per
share-March 27, 2001                                            -           -               -           310,517

Shares issued for cash at $.50 per
share-July 13, 2001                                             -           -               -           175,000

Shares issued for debt at $.50 per
share-Aug. 15, 2001                                             -           -               -           217,229

Common stock subscriptions, 6,000 at $.50
per share-July 10, 2001                                         -       3,000               -             3,000

Shares issued for cash at $.30 per share,
net of finder's fee of $30,000-Oct. 12, 2001                    -           -               -           270,000

Shares issued for debt at $.40 per
share-Nov. 5, 2001                                              -           -               -           211,333

Shares issued for defered compensation at $.47 per
share-Nov. 15, 2001                                       (94,000)          -               -                 -

Deferred compensation expense recorded in the year          3,917           -               -              3,917

Net loss for the year ended December 31, 2001                   -           -         (3,120,340)     (3,120,340)
                                                       ----------     ----------      ------------     -----------
Balance, December 31, 2001                           $    (90,083) $    633,000     $ (11,696,119)   $   342,391
                                                       ------------   ----------      ------------     -----------
Shares returned to treasury and cancelled
Jan. 21, 2002                                                   -            -                -           (9,500)

Shares issued for stock subscriptions
Jan. 31, 2002                                                   -     (630,000)               -                -

Shares issued for services at $.34 per
share-Feb. 19, 2002                                             -            -                -           311,478

Shares issued for acquisition rights at
$.33 per share-March 6, 2002                                    -            -                -         1,320,000

Shares issued for services at $.34 per
share-March 31, 2002                                            -            -                -           119,610

Shares issued for acquisition rights at
$.14 per share-May 21, 2002                                     -            -                -           601,610

Shares issued to treasury and cancelled-
 June 5, 2002                                                   -            -                -           (33,000)

Shares issued for cash at $.50 per
share-Sept. 5, 2002                                             -       (3,000)               -                 -

Shares issued for services at $.08 per
share-Sept. 5, 2002                                             -            -                -           169,600

Shares issued for services at $.08 per
share-Sept. 5, 2002                                             -       32,000                -            32,000
                                                          ---------   ----------       ------------    -----------
Balance, December 11, 2002                              $  (90,083)   $        -     $ (11,696,119)   $ 2,853,579
                                                          ---------   ----------      -------------    -----------

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



                                                                                                         Accumulated
                                                                                        Additional         Other
                                                    Number of                           Paid In          Comprehensive
                                                    shares              Amount          Capital          Income (loss)
                                                   ----------         ----------        -----------       ----------

Balance December 11, 2002                          26,666,319         $   26,666       $  14,613,115    $        -

Share consolidation, 1:10 on December 12, 2002    (23,999,688)                 -                   -             -
                                                  -------------       -----------       ------------      ----------
Balance forward,December 12,2002 after 1:10 split   2,666,631         $   26,666       $  14,613,115    $        -

Shares issued for deferred compensation at
$.12 per share-Dec. 13, 2002                        6,500,000              6,500             773,500             -

Shares issued for services at $,12 per
share-Dec. 16, 2002                                 3,690,000              3,690             439,110             -

Deferred compensation expense recorded in the year          -                  -                   -             -

Net loss for the year ended December 31, 2002               -                  -                   -             -
                                                  ------------        ------------      -------------     ----------
Balance, December 31, 2002                         12,856,631         $   36,856       $  15,825,725    $        -
                                                  ------------        ------------      -------------     ----------

Shares issued for stock options at $.15 - Jan.2,
2003                                                  300,000                300              44,700             -

Shares issued for stock options at $.15 - Jan.24,
2003                                                  100,000                100              14,900             -

Shares issued for stock options at $.15 - Feb 18,
2003                                                  100,000                100              14,900             -

Shares issued for stock options at $.15 - Feb 25,
2003                                                  250,000                250              37,250             -

, Shares issued for stock options at $.15 - Mar. 3,
2003                                                1,950,000              1,950             290,550             -

Shares returned to treasury and cancelled - Mar.
6, 2003                                                (1,333)                (1)             (5,499)            -

Shares issued for cash at $.125 per share - Mar.
17, 2003                                              800,000                800              99,200             -

Shares issued for stock options at $.15 - May 12,
2003                                                  700,000                700             104,300             -

Shares issued for stock options at $.15 - May 30,
2003                                                  700,000                700             104,300             -

Shares issued for stock options at $.03 - June 13,
2003                                                  900,000                900              26,100             -

Shares issued for stock options at $.03 - June 23,
2003                                                  300,000                300               8,700             -

Shares issued for stock options at $.03 - June 26,
2003                                                  100,000                100               2,900             -

Shares returned to treasury and cancelled - July
11, 2003                                             (800,000)              (800)            (39,000)            -

Shares issued for stock options at $.03 - July 24,
2003                                                  325,000                325               9,425             -

Shares issued for stock options at $.03 - August
1, 2003                                               275,000                275               7,975             -

Shares issued for stock options at $.03 - August
3, 2003                                               100,000                100               2,900             -

Shares issued for stock options at $.03 - August
11, 2003                                              225,000                225               6,525             -

Shares issued for stock options at $.03 - August
14, 2003                                               75,000                 75               2,175             -

Shares issued for stock options at $.03 - August
14, 2003                                              425,000                425              16,575             -

Shares issued for stock options at $.04 - August
29, 2003                                            1,275,000              1,275              79,725             -
                                                   ----------             -------         ----------           ----
Balance, September 7, 2003                         20,955,298           $ 44,955       $  16,624,126    $        -

Share consolidation, 1:4 on September 8, 2003     (15,716,473)                 -                   -             -
                                                   ----------             -------         ----------           -----

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


                                                                                Deficit
                                                                              accumulated
                                                                              during the
                                                     Deferred       Stock      development
                                                     Compensation  subscribed    stage            Total
                                                    -------------  -------    -----------      ----------

Balance December 11, 2002                           $  (90,083)         -    $(11,696,119)      $ 2,853,579

Share consolidation, 1:10 on December 12, 2002               -          -               -               -
                                                      ----------- ---------   -------------     -----------
Balance forward,December 12,2002 after 1:10 split   $  (90,083)         -    $(11,696,119)      $ 2,853,579

Shares issued for deferred compensation at
$.12 per share-Dec. 13, 2002                          (780,000)         -               -                 -

Shares issued for services at $,12 per
share-Dec. 16, 2002                                          -          -               -           442,800

Deferred compensation expense recorded in the year      44,707          -               -            44,707

Net loss for the year ended December 31, 2002                -          -      (3,360,353)       (3,360,353)
                                                      ---------- ----------    ------------      ------------
Balance, December 31, 2002                          $ (825,376)         -   $ (15,056,472)      $   (19,267)
                                                      ---------- ----------   -------------     ------------

Shares issued for stock options at $.15 - Jan.2,
2003                                                         -          -               -            45,000

Shares issued for stock options at $.15 - Jan.24,
2003                                                         -          -               -            15,000

Shares issued for stock options at $.15 - Feb 18,
2003                                                         -          -               -            15,000

Shares issued for stock options at $.15 - Feb 25,
2003                                                         -          -               -            37,500

Shares issued for stock options at $.15 - Mar. 3,
2003                                                         -          -               -           292,500

Shares returned to treasury and cancelled - Mar.
6, 2003                                                      -          -               -            (5,500)

Shares issued for cash at $.125 per share - Mar.
17, 2003                                                     -          -               -           100,000

Shares issued for stock options at $.15 - May 12,
2003                                                         -          -               -           105,000

Shares issued for stock options at $.15 - May 30,
2003                                                         -          -               -           105,000

Shares issued for stock options at $.03 - June 13,
2003                                                         -          -               -            27,000

Shares issued for stock options at $.03 - June 23,
2003                                                         -          -               -             9,000

Shares issued for stock options at $.03 - June 26,
2003                                                         -          -               -             3,000

Shares returned to treasury and cancelled - July
11, 2003                                                     -          -               -           (40,000)

Shares issued for stock options at $.03 - July 24,
2003                                                         -          -               -             9,750

Shares issued for stock options at $.03 - August
1, 2003                                                      -          -               -             8,250

Shares issued for stock options at $.03 - August
3, 2003                                                      -          -               -             3,000

Shares issued for stock options at $.03 - August
11, 2003                                                     -          -               -             6,750

Shares issued for stock options at $.03 - August
14, 2003                                                     -          -               -             2,250

Shares issued for stock options at $.03 - August
14, 2003                                                     -          -               -            17,000

Shares issued for stock options at $.04 - August
29, 2003                                                     -          -               -            51,000
                                                           ----       ----    ------------        ----------
Balance, September 7, 2003                          $ (825,376)         -    $ (15,056,472)     $   787,233

Share consolidation, 1:4 on September 8, 2003                -          -               -                 -
                                                           -----      -----    ------------        ----------

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



                                                                                                         Accumulated
                                                                                         Additional         Other
                                                    Number of                              Paid In       Comprehensive
                                                    shares              Amount             Capital    	Income (loss)
                                                   ----------         ----------         -----------     ----------
Balance forward, September 8, 2003 after 1:4 split  5,238,825         $   44,955       $  16,624,126    $        -

Shares issued for services at $.30 per share -
October 3, 2003                                       276,667                277              82,723             -

Shares issued for stock options at $.19 - October
3, 2003                                               425,000                425              80,325             -

Shares issued for stock options at $.19 - October
6, 2003                                               150,000                150              28,350             -

Shares issued for stock options at $.21 - October
21, 2003                                              400,000                400              63,600             -

Shares issued for stock options at $.11 - October
24, 2003                                              111,125                111              12,113             -

Shares issued for stock options at $.09 - October
27, 2003                                              400,000                400              35,600             -

Shares issued for mining property at $.18 -
October 27, 2003                                       50,000                 50               8,950             -

Shares issued for stock options at $.08 - November
3, 2003                                               435,000                435              34,365             -

Shares issued for stock options at $.08 - November
12, 2003                                              500,000                500              39,500             -

Shares issued for stock options at $.08 - November
13, 2003                                              185,000                185              14,615             -

Shares issued for stock options at $.08 - November
18, 2003                                              645,000                645              50,955             -

Shares issued for stock options at $.08 - November
24, 2003                                              548,875                548              43,362             -

Shares returned to treasury and cancelled -
December 15, 2003                                     (60,000)               (60)            (17,940)            -

Share reconciliation                                        -                  -                  (1)            -

Stock Based Compensation                                    -                  -             651,000             -

Deferred compensation expense recorded in the year          -                  -                   -             -

Net loss for the year ended December 31, 2003               -                  -                   -             -
                                                   ----------             --------        ----------      ---------
Balance, December 31, 2003                          9,305,492           $ 49,021        $ 17,751,644    $        -
                                                   ----------             --------        ----------      ---------

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


                                                                                       Deficit
                                                                                     accumulated
                                                                                      during the
                                                      Deferred           Share       development
                                                      Compensation    subscriped        stage            Total
                                                      ----------     ------------     -----------      ----------

Balance forward, September 8, 2003 after 1:4 split  $ (825,376)     $       -      $ (15,056,472)    $   787,233

Shares issued for services at $.30 per share -
October 3, 2003                                              -              -                 -           83,000

Shares issued for stock options at $.19 - October
3, 2003                                                      -              -                 -           80,750

Shares issued for stock options at $.19 - October
6, 2003                                                      -              -                 -           28,500

Shares issued for stock options at $.21 - October
21, 2003                                                     -              -                 -           64,000

Shares issued for stock options at $.11 - October
24, 2003                                                     -        (10,984)                -            1,240

Shares issued for stock options at $.09 - October
27, 2003                                                     -        (36,000)                -                -

Shares issued for mining property at $.18 -
October 27, 2003                                             -              -                 -            9,000

Shares issued for stock options at $.08 - November
3, 2003                                                      -        (34,800)                -                -

Shares issued for stock options at $.08 - November
12, 2003                                                     -        (40,000)                -                -

Shares issued for stock options at $.08 - November
13, 2003                                                     -        (14,800)                -                -

Shares issued for stock options at $.08 - November
18, 2003                                                     -        (51,600)                -                -

Shares issued for stock options at $.08 - November
24, 2003                                                     -        (43,910)                -                -

Shares returned to treasury and cancelled -
December 15, 2003                                            -              -                 -          (18,000)

Share reconciliation                                         -              -                 -                -

Stock Based Compensation                                     -              -                 -          651,000

Deferred compensation expense recorded in the year     352,332              -                 -          352,332

Net loss for the year ended December 31, 2003                -              -         (2,170,465)     (2,170,465)
                                                      ---------        ---------      ------------     ------------
						    $ (473,044)    $  (232,094)    $ (17,226,937)   $   (131,410)
Balance, December 31, 2003                            ---------        ---------      ------------     ------------



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



                                                                                                             Accumulated
                                                                                               Additional       other
                                                               Number of                       Paid In       Comprehensive
                                                                 shares          Amount        Capital        Income(Loss)
                                                             ----------       ----------      -----------      ----------
Balance carried forward	                                        9,305,492     $  49,021	      $ 17,751,644     $       -

Shares issued for services at $0.12 - January 15, 2004          1,050,000	  1,050	           124,950             -

Share subscriptions received - January 21, 2004	                        -	      -	                 -             -

Shares issued for debt at $0.11 - February 11, 2004	        1,550,000         1,550	           168,950             -

Shares issued for mineral property at $0.11 - February 27, 2004	1,000,000	  1,000	           109,000             -

Shares issued for debt at $0.08 - May 26, 2004	                2,500,000	  2,500	           197,500             -

Shares issued for stock options at $0.06 - July 7, 2004	        1,375,000	  1,375	            81,125             -

Shares returned and cancelled - July 9, 2004	                 (210,000)	   (210)	   (18,790)            -

Shares issued for stock options at $.08 - September 17,2004 	1,000,000	  1,000	            79,000             -

Shares returned and cancelled - September 28, 2004	       (1,000,000)	 (1,000)	   (79,000)            -

Shares issued for stock options at $.06 - September 28, 2004	1,125,000	  1,125	            66,375             -

Shares issued for services at $0.12  - October 1, 2004            100,000	    100	            12,900             -

Shares issued for stock options at $.08 - October 7, 2004	  600,000	    600	            47.400             -

Shares issued for stock options at $.08 - November 22, 2004     3,300,000	  3,300	           260,700             -

Shares issued for stock options at $.08 - November 23, 2004	  700,000	    700	            55,300             -

Shares returned and cancelled - November 23, 2004	         (300,000)	   (300)	   (23,700)            -

Shares returned and cancelled - November 24, 2004	          (65,000)	    (65)	   (10,435)            -

Shares issued for salaries - December 1, 2004                     100,000	    100	            19,900             -

Shares returned and cancelled - November 23, 2004	       (2,000,000)	 (2,000)	  (158,000)            -

Shares issued for stock options at $0.08 - December 8, 2004	1,250,000	  1,250	            98,750             -

Shares issued for stock options at $0.08 - December 13, 2004	  475,000	    475	            37,525             -

Shares issued for stock options at $0.08 - December 16, 2004	  775,000	    775	            61,225             -

Stock Based Compensation	                                        -	      -	           338,500             -

Deferred compensation expense recorded in the year                      -             -                  -             -

Other comprehensive loss
  Unrealized losses on available for sale securities                    -             -                  -       (10,000)

Net loss for the year ended December 31, 2004	                        -	      -	                 -             -
			                                                -             -                  -       (10,000)
			                                      ------------      ---------       -----------  ------------
Balance, December 31, 2004	                               22,630,492     $	 62,346       $ 19,220,819      $(10,000)
                                                              ============      =========       ============  ============

                      The accompanying notes are an integral part of these financial statements



                            AVALON ENERGY CORPORATION
                        (Formerly Avalon Gold Corporation)
                          (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD FROM JANUARY 1, 1996
              (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2004)
                                   (continued)


                                                                                             Deficit
                                                                                           accumulated
                                                                                            during the
                                                                  Deferred       Stock      development
                                                                 Compensation  subscribed      stage            Total
                                                                  ----------  ----------    -----------      ---------
Balance carried forward-December 31, 2003                         $ (473,044) $ (232,094)  $(17,226,937)    $(131,410)

Shares issued for services at $0.12 - January 15, 2004               125,000 	       -              -       126,000

Share subscriptions received - January 21, 2004	                          -      232,094              -       232,094

Shares issued for debt at $0.11 - February 11, 2004                       -           -               -       170,500

Shares issued for mineral property at $0.11 - February 27, 2004           -  	      -               -       110,000

Shares issued for debt at $0.08 - May 26, 2004	                          -  	      -               -       200,000

Shares issued for stock options at $0.06 - July 7, 2004                   -           -	              -        82,500

Shares returned and cancelled - July 9, 2004                              -           -               -       (19,000)

Shares issued for stock options at $.08 - September 17,2004               -  	      -               -        80,000

Shares returned and cancelled - September 28, 2004                        -           -               -       (80,000)

Shares issued for stock options at $.06 - September 28, 2004              -           -               -        67,500

Shares issued for services at $0.12  - October 1, 2004               13,000 	      -               -             -

Shares issued for stock options at $.08 - October 7, 2004                 -  	      -               -        48,000

Shares issued for stock options at $.08 - November 22, 2004               -  	      -               -       264,000

Shares issued for stock options at $.08 - November 23, 2004               -  	      -               -        56,000

Shares returned and cancelled - November 23, 2004	                  -  	      -               -       (24,000)

Shares returned and cancelled - November 24, 2004                         -  	      -               -       (10,500)

Shares issued for salaries - December 1, 2004                             -  	      -               -        20,000

Shares returned and cancelled - November 23, 2004                         -  	      -               -      (160,000)

Shares issued for stock options at $0.08 - December 8, 2004               -           -               -       100,000

Shares issued for stock options at $0.08 - December 13, 2004              -  	      -               -        38,000

Shares issued for stock options at $0.08 - December 16, 2004              -  	      -               -        62,000

Stock Based Compensation	                                          -  	      -               -       338,500

Deferred compensation expense recorded in the year                  418,582           -               -       418,582

Other comprehensive loss
  Unrealized losses on available for sale securities                      -           -               -       (10,000)

Net loss for the year ended December 31, 2004	                          -           -      (1,678,056)   (1,678,056)
		                                                ------------       -----    -------------  -----------
Balance, December 31, 2004                                        $(193,462)   $      -      (18,904,993)  $  174,710
                                                                 ============      =====   =============   ===========

                  The accompanying notes are an integral part of these financial statements


                            AVALON ENERGY CORPORATION
                     (Formerly Avalon Gold Corporation)
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                             Cumulative
                                                            Year ended      Year ended      from January 1,
                                                            December 31,    December 31,        1996 to
                                                              2004             2003          December 31,
                                                                                                 2004
                                                           -----------     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the year	                                 $ (1,678,056)    $ (2,170,465)   $ (14,444,360)
 Adjustments to reconcile net loss to
  net cash from operating activities:
  - fees and services paid for with common shares             907,582	       693,582	      2,879,792
  - stock based compensation	                              338,500	       651,000	        989,500
  - interest paid for with common shares	                    -	             -	         80,872
  - loss on settlement of debt	                               62,000	             -	        718,784
  - software development costs paid for with common shares	    -	             -	        600,000
  -  non cash exploration costs	                              110,000	             -	        110,000
  - write-down of interest in oil and gas properties	            -	             -	      2,250,937
  - write-down of investment in Legacy Mining                 128,000                -          128,000
  - write-down of interest in ACGT Corporation	                    -	             -	      1,406,000
  - loss on Iceberg Drive Inn investment	                    -	        85,000	         85,000
  - non cash option income received in shares                (130,000)               -         (130,000)
  - other non-cash expenses	                                    -	             -	      2,557,382
  - net changes in working capital items 	             (312,678)	       (15,615)	        266,341
                                                         -------------    -------------     ------------
CASH FLOWS USED IN OPERATING ACTIVITIES	                     (574,364)	      (756,498)	     (2,501,464)
			                                 -------------    -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in Iceberg Acquisition Corporation	                    -	       (95,000)	       (120,000)
 Interest in oil and gas properties	                      (50,000)	             -	       (734,934)
                                                         -------------    -------------     -------------
CASH FLOWS USED IN INVESTING ACTIVITIES	                      (50,000)	       (95,000)	       (854,934)
			                                 -------------    -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Bank overdraft	                                               (2,187)	        (1,934)	          2,187
 Net proceeds on sale of common stock	                      354,500	       745,240	      1,549,740
 Net proceeds (receivable) from common stock subscriptions	    -	             -	        633,000
 Net advances (to) from related parties	                      265,415	       110,454	        751,471
 Advances receivable	                                            -	             -	        420,000
                                                         -------------    -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES	                      622,102	       853,760	      3,356,398
			                                 -------------    -------------     -------------
INCREASE (DECREASE) IN CASH	                               (2,262)	         2,262	              -

CASH, BEGINNING OF YEAR	                                        2,262	             -	              -
		                                         -------------    -------------     --------------
CASH, END OF YEAR	                               $            -	  $      2,262	   $          -
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

Date: April 6, 2006

By: /s/ Carlton Parfitt
---------------------------
Carltonn Parfitt

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

By: /s/ Carlton Parfitt		Date: 	April 6, 2006
----------------------------
Carlton Parfitt, Director and President

By: /s/ Robert Klein		Date:   April 6, 2006
-------------------------
Robert Klein, Director