Form 10QSB
period 2006-03-31
AVALON ENERGY CORP.
filed 2006-05-12
CIK 746631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-13597
AVALON ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0195105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1288 Alberni Street, Suite 806
Vancouver, British Columbia	V6E 4N5 CANADA
(Address of principal executive offices)	(Zip Code)
(604) 664-0499
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     As of March 31, 2006, the latest practicable date for determination, 38,900,493 shares of common stock, par value $0.001 per share, of the registrant were issuded and outstanding.

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

	March 31, 2006 (unaudited)	December 31, 2005

ASSETS

CURRENT ASSETS
Cash	$ 31,938	$ 41,081
Taxes recoverable	1,773	810
	33,711	41,891

AVAILABLE-FOR-SALE SECURITIES (Note 3)	64,001	30,001
DUE FROM GOLDEN SPIRIT GAMING LTD. (Note 7)	140,846	167,291
OIL AND GAS PROPERTIES, (full cost method of accounting, unproven) (Note 4)	1,021,022	1,015,759

	$ 1,259,580	$ 1,254,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 26,678	$ 14,616
Due to related parties (Note 7)	96,280	68,857
	122,958	83,473

STOCKHOLDERS’ EQUITY (Note 6)
Convertible Preferred: - Class A voting stock, $0.001 par value, 5,000,000 shares authorized
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized
Common stock, $.001 par value, 200,000,000 shares authorized
38,900,493 (December 31, 2005 – 38,400,493) shares issued and outstanding	78,616	78,116
Additional paid-in capital	22,222,099	22,117,599
Deferred compensation (Note 5)	(54,417)	(68,290)
Deficit accumulated during the exploration stage	(21,043,676)	(20,855,956)
Accumulated other comprehensive loss (Note 3)	(66,000)	(100,000)
	1,136,621	1,171,469

	$ 1,259,580	$ 1,254,942

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

 (An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2006	Three months ended March 31, 2005	Cumulative of operations from January 1, 1996 to March 31, 2006

GENERAL AND ADMINISTRATIVE EXPENSES
Litigation settlement	$ -	$ -	$2,291,070
Management and consulting fees	68,698	319,161	4,057,397
Consulting fees – stock-based compensation (Note 6)	50,000	250,560	1,660,140
Exploration costs	-	-	113,678
Loss on settlement of debt	-	-	718,784
General and administrative	35,256	48,591	2,267,393
Professional fees	33,766	14,867	898,774
Interest expense	-	-	98,282
Software development costs	-	-	737,300

LOSS BEFORE THE FOLLOWING	(187,720)	(633,179)	12,842,818

Property option (income ) loss	-	-	(130,000)
Write-down of investment in Legacy Mining Ltd.	-	-	128,288
Write-down of interest in oil and gas properties	-	-	1,406,000
Write-down of interest in ACGT Corporation	-	-	2,250,937
Loss on Iceberg Drive Inn Investment	-	-	85,000

NET LOSS	$ (187,720)	$ (633,179)	($16,583,043)
BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	38,726,336	28,566,678

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31, 2006	Three months ended March 31, 2005	Cumulative from January 1, 1996 to March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (187,720)	$ (633,179)	$ (16,583,043)
Adjustments to reconcile net loss to net cash used in operating activities:
- fees and services	13,873	86,920	3,144,587
- stock-based compensation	50,000	250,560	1,660,140
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- common shares software development costs	-	-	600,000
- common shares used for exploration costs paid by shares	-	-	110,000
- write-down of interest in oil and gas properties	-	-	2,250,937
- write-down of investment in Legacy Mining Ltd.	-	-	1,406,000
- write-down of interest in ACGT Corporation	-	-	128,288
- loss on Iceberg Drive Inn investment	-	-	85,000
- option income received in shares	-	-	(130,000)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	11,098	8,719	279,385
CASH FLOWS USED IN OPERATING ACTIVITIES	(112,749)	(286,980)	(3,691,668)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Interest in oil and gas properties, net of finders fees	(5,263)	(657,534)	(1,441,954)
CASH FLOWS USED IN INVESTING ACTIVITIES	(5,263)	(657,534)	(1,561,954)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft (repayment)	-	(2,187)	-
Net proceeds on sale of common stock	55,000	1,161,840	3,506,900
Net proceeds from common stock subscriptions	-	-	633,000
Net advances (to) from related parties	53,869	(22,070)	725,660
Advances receivable	-	-	420,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	108,869	1,137,583	5,285,560

NET INCREASE (DECREASE) IN CASH	(9,143)	193,069	31,938

CASH, BEGINNING OF PERIOD	41,081	-	-

CASH, END OF PERIOD	$ 31,938	$ 193,069	$ 31,938

Supplemental cash flow information (See Note 8)

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

NOTE 1 – NATURE OF OPERATIONS

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

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficiency of $89,247 at March 31, 2006 and has incurred losses of $21,043,676 since inception, and further significant losses are expected to be incurred in the exploration and development of its resource properties.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its resource properties.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2005 indexed in Form 10-KSB.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES

During 2004, the Company received 2,000,000 restricted Rule 144 shares of Golden Spirit Gaming Ltd. (formerly Golden Spirit Minerals Ltd.) (“Golden Spirit”), a public company with directors and significant shareholders in common. The restricted shares were received as non-refundable consideration pursuant to agreements with Golden Spirit dated November 10, 2004 and December 10, 2004 to acquire certain mineral property interests from the Company.  These agreements were subsequently terminated.   During the year ended December 31, 2005 the Company had an unrealized loss totalling $100,000, which had been recorded as other comprehensive loss.  The Company recorded an unrealized holding gain in the carrying value of its available-for-sale securities totalling $34,000 which was recorded as other comprehensive income for the three months ended March 31, 2006.

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

NOTE 4 – OIL AND GAS PROPERTIES

Oil and gas properties include the following:

	March 31,	December 31,
	2006 (unaudited)	2005
Acquisition and exploration costs, unproved, not subject to depletion.	$ 1,021,022	$ 1,015,759

The Company's oil and gas activities are currently conducted in the United States. The following is a descripton of the Company’s oil and gas acquisition and exploration activities:

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

On January 18, 2005, the Company entered into the Participation Agreement with Pioneer as described above.  The total consideration paid to Pioneer, including the $50,000 deposit described above, was

$706,279.  In addition, the Company issued 1,200,000 restricted common shares valued at $264,000 on February 7, 2005 as finders’ fees to certain third parties who were responsible for tabling the Uinta Basin

NOTE 4 – OIL AND GAS PROPERTIES (continued)

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

The Company shall pay One Hundred Percent (100%) of all costs of drilling the first two wells drilled on the acreage along with 100% of all costs of logging or testing the wells.  If either of the first two test wells is deemed a dry hole, the Company shall pay One Hundred Percent (100%) of all costs of plugging and abandoning such well(s) and restoration of the surface upon which the well(s) reached its authorized depth and completion of all tests deemed necessary by the Operator.  If the Company elects to complete either or both of the first two wells drilled on the acreage, the Company shall pay One Hundred Percent (100%) of all completion costs through the tanks along with any costs associated to hook up the well(s) to pipeline for the well(s) to be capable of producing into a commercial pipeline for sale.  After the first two wells drilled, if productive, are hooked-up to a pipeline and capable of producing oil and gas in commercial quantities, the Company shall pay 85% of all costs of operating the first two wells and Pioneer shall pay 15% of the operation costs of such wells as reflected in their working interest ownership in such wells.  The Company is required to drill a well on the acreage before November 1, 2010, or the acreage acquired will revert back to Pioneer.  As at March 31, 2006, the Company has spent a total of $50,741 (December 31, 2005 - $45,478) on the initial exploration of the property.

NOTE 5 – DEFERRED COMPENSATION

On February 1, 2005, the Company entered into an agreement with Holm Investments Ltd., (“Holm”) a private company owned by a significant shareholder of the Company, for a two year term, whereby Holm Investments Ltd. will provide investor relations services to the Company (valued at $55,000) in exchange for 250,000 restricted shares of the Company’s common stock. Holm will provide such services as researching, editing and generating a company profile, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.

On May 15, 2005, the Company entered into an agreement with Palisades Financial Ltd., (“Palisades”) a private company owned by an individual who is management of the Company, for a two-year term, whereby Palisades will provide investment-banking services to the Company (valued at $56,000) in exchange for 400,000 restricted shares of the Company’s common stock. The investment banker will provide access to investors and ongoing funding for the Company’s investments, particularly the Uinta Basin project

The Company has been amortizing the costs of these services over the respective terms of the contracts.  At March 31, 2006, the unamortized portion of the deferred compensation totalled $54,417 (2005 - $68,290).

NOTE 6 - STOCKHOLDERS’ EQUITY

(1)   2006 Stock Transactions

During the three months ended March 31, 2006, the Company issued 500,000 common shares pursuant to the Company’s 2005 Stock Incentive and Option Plan at $0.11 per share for proceeds of $55,000.

NOTE 6 - STOCKHOLDERS’ EQUITY

(2)

2006 - Stock Options

(a)

The fair value of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.34%
Expected volatility	147%
Expected option life (in years)	5

(b)

During the three months ended March 31, 2006 the Company granted a total of 500,000, 5 year common stock options at an exercise price of $0.11.  Of these options, all were granted to consultants.  The Company recognized stock-based compensation of $50,000, which represented the fair value of shares issued for consulting services rendered by consultants to the Company.  As at March 31, 2006, there are 5,875,000 stock options available for grant.

(c)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2005	-	$ -	-
Granted	500,000	0.11	5 years
Exercised	(500,000)	-	-
Balance, March 31, 2006	-	$ -	-

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2006, the Company incurred $3,896 (2005 -$14,111) in management fees to directors. As at March 31, 2006 the Company owes $9,000 in management fees.

During the three months ended March 31, 2006, the Company incurred $5,353 (2005 - $5,116) in rent and office expenses to a private company controlled by a shareholder.

During the three months ended March 31, 2006, the Company incurred $64,999 (2005 - $235,786) in consulting fees to significant shareholders and $10,420 (2004 - $4,947) in professional fees to employees.

During the three months ended March 31, 2006, a company controlled by significant shareholder earned $6,874 (2005 - $4,584) pursuant to prepaid services agreements (See note 6).

At March 31, 2006, an amount of $140,846 (2005 - $75,312) was receivable from Golden Spirit.  These amounts are non-interest bearing and have no specific terms of repayment.

At March 31, 2006, an amount of $1001 (2005 - $1) was receivable from Legacy Mining Ltd.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

At March 31, 2006 and December 31, 2005, amounts due to related parties were $96,280 and $68,857, respectively.

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended March 31, 2006	Three months ended March 31, 2005
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

NOTE 9 - CONTINGENCY

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”).  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of March 31, 2006, the Company is still in the process of having the certificates released.

NOTE 10 - SUBSEQUENT EVENTS

On April 6, 2006, the Company issued 100,000 of restricted common shares valued at $12,000 to a Consultant for services related to the Uinta Basin Prospect  On January 27, 2006, the Company signed a Letter of Intent with a placement agent in regard to possible financing activities.  The Agreement is subject to the satisfactory completion of due diligence by the placement agents.

On April 24, 2006, the Company signed the Placement Agency Agreement.  The Placement Agent will, on an exclusive basis, conduct the Placement on a “best efforts all or none” basis of 32 Units for gross proceeds of $800,000. Each unit consists of 250,000 shares at $25,000 per unit and a warrant to purchase, at any time prior to the 2nd anniversary following the final closing date of the Placement, 125,000 shares of common stock with an exercise price equal to $0.20 per share. The Placement shall commence on April 24, 2006, and shall expire on that date which is 60 days from April 24, 2006, provided; however, the Placement shall be extended for up to an additional 30 day period without notice to investors in the Placement at the mutual discretion of the Placement Agent and the Company.  The minimum subscription amount per Investor shall be $25,000 although the Placement Agent may accept subscriptions for less than a whole Unit.  The financing has not yet closed.

ITEM 2.

PLAN OF OPERATION.

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT.  FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "WILL", "COULD", "EXPECT", ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS.  THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR  MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

The Company had an independent title search conducted on the acreage involved in the Participation Agreement and determined that Pioneer had good and marketable title to the leases. As such, on January 18, 2005, the Participation Agreement was duly signed and the balance of 656,279 was delivered to Pioneer to complete the closing. The total consideration paid to Pioneer to acquire the 13,189 acres was $706,279.

In addition, certain non-related parties were responsible for tabling the Uinta Basin Over-pressured Gas Project to the Company.  The Company issued 1,200,000 restricted common shares valued at $264,000 on February 7, 2005 to these parties for their efforts resulting in the acquisition of 13,189 acres in Wasatch County, Utah.

The Company has spent a total of $970,279 in acquisition costs and $50,741 in development costs on the Uinta property to date. The Company is currently receiving quotations for a seismic survey and an environmental impact study.

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

In March, 2006, the Company has filed a Notice of Intent and Authorization to Conduct Oil and Gas Geophysical Exploration Operations with the United Sates Bureau of Land Management (“BLM”) for its “Shotgun Draw” prospect in Wasatch County, Utah. The application seeks approval for seismic exploration consisting of two 2-D seismic line layouts covering five miles across the Shotgun Draw federal lease. The survey method will consist of numerous shotholes at spacing intervals of 330 feet. The Company anticipates taking advantage of existing roads, wherever possible, to minimize the logistics and costs to conduct the survey.

The Company is currently in contract negotiations with a Geophysical company that has a proven track record of performing seismic related work all over the western United States. The approval of the BLM application and the formalization of the seismic contract are expected to complete prior to the proposed start of seismic exploration in the late spring or early summer of 2006.

The Company is also in the process of raising the necessary funding to complete the proposed 2-D seismic shoot. (See Item 2 – Other Subsequent Changes in Securities)

2. The Wyoming Property. The Company owns a 0.7% gross overriding royalty interest on 6,360 acres of oil and natural gas rights located in the Powder River Basin of eastern Wyoming carried at a nominal value of $1 due to the uncertainty of realization. During the year ended December 31, 2004, there was no production from the Wyoming property.

In January of 2004, Derek Oil and Gas Corporation and Ivanhoe Energy (USA) Inc. formalized their agreement to jointly develop the LAK Ranch field using thermal recovery technology.

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

Since the commencement of continuous steaming in October 2005, the shallower Newcastle Sandstone, which is being developed under an existing agreement, is currently producing increased quantities of oil from 40 to 60 barrels per day.

During 2005, Derek reported the following accomplishments on the LAK Ranch operations:

•

In January of 2005 Derek reported completion of a $1 million USD 3-D seismic survey over 4.5 miles of the 7500 acre LAK Ranch property

•

Three vertical injector wells were drilled, cased and activated

•

Commenced the Continuous Steaming Program which demonstrated immediate positive results

•

Increased oil production from a level of 10 to 15 bopd to 45-80 bopd

•

Derek discovered new hydrocarbon potential through 3D seismic interpretation in lower horizons of the reservoir

•

Derek initiated discussions with Ivanhoe Energy to explore and develop the new hydrocarbon potential while continuing development and improving production levels from the Newcastle formation

•

In December 2005 the LAK Ranch project broke even for the first time.

During 2006, Derek anticipates corporate operations on the LAK Ranch to include the following:

•

Supporting Ivanhoe & their exceptional technical expertise with enhanced oil recovery methods on the Newcastle formation of the LAK Ranch reservoir

•

Offering Ivanhoe potential strategies evaluated by Derek's consultants at Pacific Geotechnical and its highly qualified board of directors

•

Monitoring results from the Continuous Steaming Program

•

Establishing the economic viability of the project

•

Working with Ivanhoe to determine the most cost effective plan to reach commercial production of the significant amounts of high quality oil that exists in the LAK Ranch reservoir

•

Evaluating the ideal strategy to explore & develop the hydrocarbon potential in deeper horizons

•

Determining an effective drill program

•

Monitoring that the highest possible price is being received for LAK Ranch oil production

•

Researching to acquire more land for further exploration & development

The Company received $1,272 in oil royalties in 2005 and $1,523 in the first quarter of 2006.

3. The California Property.

The Company owns a 2% royalty interest in the Harvester Property carried at a nominal value of $1 due to the uncertainty of realization.

Our Mineral Properties:

LSA Mineral Claims, Nevada.  By Agreement dated January 26, 2004 and subsequent amendments dated March 8, 2004 and August 11, 2004 the Company agreed to acquire a ninety-percent (90%) interest in seven (7) lode mining claims known as the LSA claims, located in Lander County, Nevada. As of December 31, 2005, management has decided not to proceed with its acquisition of the LSA claims.

Available for Sale Securities.  During 2004, the Company received 2,000,000 restricted Rule 144 shares of Golden Spirit Minerals Ltd. (“Golden Spirit”), a public company with directors and significant shareholders in common. The restricted shares were received as non-refundable consideration pursuant to agreements dated November 10, 2004 and December 10, 2004 with Golden Spirit. Effective December 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $10,000 which was recorded as other comprehensive loss for the year.  During the year ended December 31, 2005 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $90,000 which was recorded as other comprehensive loss for the period.  As at March 31, 2006 the Company recorded unrealized gain in the carrying value of its available-for-sale securities totaling $34,000, which was recorded as other comprehensive income for the period.  The 2,000,000 shares of Golden Spirit’s common stock is carried at fair market value of $64,000 as at March 31, 2006.

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

Liquidity and Capital Resources.

For the three month period ended March 31, 2006, we had total assets of $1,259,580, including cash of $31,938, and taxes recoverable of $1,773  We have $1,021,022 invested in oil and gas properties, which is represented by $1,021,020 for 13,189 acres of gas leases located in Utah, $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California.  We have available for sale securities with a fair value of $64,000 as at March 31, 2006, a long-term investment in Legacy Mining Ltd. recorded at a nominal value of $1 and a long- term receivable from Golden Spirit Gaming Ltd. at cost of $140,846. The increase in assets was primarily due the acquisition of the Uinta Basin property in Utah.

At March 31, 2006, we had current liabilities of $122,958, which was represented by accounts payable and accrued liabilities of $26,678 and $96,280 due to related parties. At December 31, 2005 we had current liabilities of $83,473. The increase in liabilities was due to an increase in funds due to related parties and an increase in accounts payable.  At March 31, 2006, we had a working capital deficiency of $89,247 (December 31, 2005 - $41,582).

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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations is $187,720 (2005 - $633,179).  This decrease in loss was due to a decrease in stock based compensation expenses and consulting expenses.

From inception to March 31, 2006 Avalon Energy Corporation has incurred cumulative net losses of $21,043,676 resulting primarily from the write-down of $2,251,937 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of its investment in Legacy Mining Ltd. and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $4,057,397; office and general expenses of $2,267,393; professional fees of $898,774; interest expense of $98,282 and software development costs of $737,300. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Mining Ltd. (See Part I, Utah property).

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

During 2006, the Company’s plan to perform a 2-D seismic line on our Shotgun Draw, Uinta Basin prospect is estimated at a cost of $550,000 USD.  The Company plans to fund this through equity financing. (See Item 2 – Other Subsequent Changes in Securities)

Off Balance Sheet Arrangements

The company has not entered into any off balance sheet arrangements.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on our future reported financial position or results of operations.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS 156 is effective for an entity's first fiscal year beginning after September 15, 2006.

The Company adopted SFAS 156 effective January 1, 2006 and elected to apply the fair value method for its Available for Sale Securities with changes in fair value reflected in earnings for subsequent measurement. There were no differences   between the fair value and the carrying amount on its Available for Sale Securities on January 1, 2006.

ITEM 3.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2006 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As at March 31, 2006, the Company is still in the legal process of having the certificate released.

ITEM 2  CHANGES IN SECURITIES

2006 Stock Transactions

During the period ended March 31, 2006, the Company issued:

(a) 500,000 common shares pursuant to the Company’s 2005 Stock Incentive and Option Plan at $0.11 per share for proceeds of $55,000.

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

(b)

7,225,000 common shares pursuant to the Company’s 2005 Stock Incentive and Option Plan at various prices for proceeds of $993,410;

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

2006 - Stock Options

(a)

The fair value of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.34%
Expected volatility	147%
Expected option life (in years)	5

(b)

During the three months ended March 31, 2006 the Company granted a total of 500,000, 5 year common stock options at an exercise price of $0.11.  Of these options, all were granted to consultants.  The Company recognized stock-based compensation of $50,000, which represented the fair value of shares issued for consulting services rendered by consultants to the Company.  As at March 31, 2006, there are 5,875,000 stock options available for grant.

(c)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2004	-	$ -	-
Granted during 2005	7,350,000	0.08
Cancelled during 2005	(125,000)	-
Exercised during 2005	(7,225,000)	-
Balance, December 31, 2005	-	-	-
Granted during 2006	500,000	0.11	5 years
Exercised during 2006	(500,000)	-
Balance, March 31, 2006	-	$ -	-

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

2006 OTHER SUBSEQUENT CHANGES IN SECURITIES

On April 6, 2006, the Company issued 100,000 of restricted common shares valued at $12,000 to a Consultant for services related to the Uinta Basin Prospect

On April 24, 2006, the Company entered into a certain Placement Agency Agreement with an investment banking firm.  The Placement Agent will, on an exclusive basis, conduct the Placement on a “best efforts all or none” basis of 32 Units for gross proceeds of $800,000. Each unit consists of 250,000 shares at $25,000 per unit and a warrant to purchase, at any time prior to the 2nd anniversary following the final closing date of the Placement, 125,000 shares of common stock with an exercise price equal to $0.20 per share. The Placement shall commence on April 24, 2006, and shall expire on that date which is 60 days from April 24, 2006, provided; however, the Placement shall be extended for up to an additional 30 day period without notice to investors in the Placement at the mutual discretion of the Placement Agent and the Company.  The minimum subscription amount per Investor shall be $25,000 although the Placement Agent may accept subscriptions for less than a whole Unit.  The financing has not yet closed.

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of March 31, 2006, with respect to the ownership of the Avalon Energy Corporation's common stock by each person known by Avalon Energy Corporation to be the beneficial owner of more than five percent (5%) of Avalon Energy Corporation's common stock, by each director and officer and by all officers and directors as a group.

Name of             Address of                      Amount of Shares      % of Outstanding

Beneficial Holder   Beneficial Holder               Beneficially Owned    Common Stock

- ---------------------------------------------------------------------------------------

Cede & Co.

    The Depository Trust Co

     27,651,897 (1)

  71.08%

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

B. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the period ended March 31, 2006 the Company incurred $3,896 (2005 -$14,111) in management fees to directors. As at March 31, 2006 the Company owes $9,000 in management fees.

During the period ended March 31, 2006, the Company incurred $5,353 (2005 - $5,116) in rent and office expenses to a private company controlled by a shareholder.

During the period ended March 31, 2006, the Company incurred $64,999 (2005 - $235,786) in consulting fees to significant shareholders and $10,420 (2005 - $4,947) in professional fees to employees.

During the period ended March 31, 2006, a company controlled by significant shareholder earned $6,874 (2005 - $4,584) pursuant to prepaid services agreements ..

At March 31, 2006 an amount of $140,846 (2005 - $75,312) is receivable from Golden Spirit.  These amounts are non-interest bearing and have no specific terms of repayment.

At March 31, 2006, an amount of $1001 (2005 - $1) is receivable from Legacy Mining Ltd.  These amounts are non-interest bearing and have no specific terms of repayment.

At March 31, 2006, the following amounts are due to related parties:

	March 31, 2006	December 31, 2005

Significant shareholder	$96,280	$68,857

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

C. DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Avalon Energy Corporation held the following property in the following amounts:

Property

March 31, 2006

December 31, 2005

----------------------------------------------------------------------------------------------------

Cash

US $ 31,938

US $ 41,081

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

Reports on Form 8-K - None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

AVALON ENERGY CORPORATION

Date: May 12, 2006

By: /s/ Robert Klein

 ---------------------------

Robert Klein