Form 10QSB
period 2006-06-30
AVALON ENERGY CORP.
filed 2006-08-14
CIK 746631

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period   from     to

Commission File Number: 0-13597

AVALON ENERGY CORPORATION

(Formerly Avalon Gold Corporation)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 11, 2006 there were

50,100,496 shares of the issuer's $0.001 par value common stock issued and outstanding.

===============================================================

INDEX

PAGE

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.........................................

F1

Item 2.   Management's Discussion and Analysis or Plan of Operation......

2

Item 3.   Controls And Procedures........................................

9

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings..............................................

9

Item 2.   Changes in Securities and Use of Proceeds......................

10

Item 3.   Defaults Upon Senior Securities................................

14

Item 4.   Submission of Matters to a Vote of Security Holders............

14

Item 5.   Security Ownership of Certain Benefical Owners..................

14

Item 6.   Exhibits and Reports on Form 8-K...............................

16

SIGNATURES...............................................................

17

============================================================================

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

	June 30, 2006 (unaudited)	December 31, 2005

ASSETS

CURRENT ASSETS
Cash	$ 548,612	$ 41,081
Taxes recoverable	784	810

	549,396	41,891

AVAILABLE-FOR-SALE SECURITIES (Note 3)	14,001	30,001
DUE FROM GOLDEN SPIRIT ENTERPRISES LTD. (Note 7)	173,400	167,291
OIL AND GAS PROPERTIES, (full cost method of accounting, unproven) (Note 4)	1,023,217	1,015,759

	$ 1,760,014	$ 1,254,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 20,462	$ 14,616
Due to related parties (Note 7)	92,596	68,857

	113,058	83,473

STOCKHOLDERS’ EQUITY (Note 6)
Convertible Preferred: - Class A voting stock, $0.001 par value, 5,000,000 shares authorized
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized
Common stock, $0.001 par value, 200,000,000 shares authorized
48,850,493 (December 31, 2005 – 38,400,493) shares issued and outstanding	88,566	78,116
Additional paid-in capital	22,978,194	22,117,599
Deferred compensation (Note 5)	(90,544)	(68,290)
Deficit accumulated during the exploration stage	(21,213,260)	(20,855,956)
Accumulated other comprehensive loss (Note 3)	(116,000)	(100,000)

	1,646,956	1,171,469

	$ 1,760,014	$ 1,254,942

The accompanying notes are an integral part of these interim financial statements

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005	Cumulative from January 1, 1996 to June 30, 2006

EXPENSES
Litigation settlement	$ -	$ -	$ -	$ -	$ 2,291,070
Management and consulting fees	92,453	330,625	161,151	649,786	4,149,850
Consulting fees – stock-based compensation (Note 6)	11,000	308,500	61,000	559,060	1,671,140
Exploration costs	-	-	-	-	113,678
Loss on settlement of debt	-	-	-	-	718,784
General and administrative	33,469	67,608	68,725	116,199	2,300,862
Professional fees	32,662	6,519	66,428	21,386	931,436
Interest expense	-	-	-	-	98,282
Software development costs	-	-	-	-	737,300

LOSS BEFORE THE FOLLOWING	169,584	713,252	357,304	1,346,431	13,012,402

Property option income	-	-	-	-	(130,000)
Write-down of investment in Legacy Mining Ltd.	-	-	-	-	128,288
Write-down of interest in oil and gas properties	-	-	-	-	1,406,000
Write-down of interest in ACGT Corporation	-	-	-	-	2,250,937
Loss on Iceberg Drive Inn Investment	-	-	-	-	85,000

NET LOSS	$ (169,584)	$ (713,252)	$ (357,304)	$ (1,346,431)	$ (16,752,627)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.00)	$ (0.02)	$ (0.01)	$ (0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	44,060,933	32,832,693	41,406,570	30,879,926

The accompanying notes are an integral part of these interim financial statements

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2006	Six months ended June 30, 2005	Cumulative from January 1, 1996 to June 30, 2006

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$ (357,304)	$ (1,346,431)	$ (16,752,627)
Adjustments to reconcile net loss to net cash used in operating activities:
- fees and services	72,246	152,422	3,202,960
- stock-based compensation	61,000	559,060	1,671,140
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- common shares software development costs	-	-	600,000
- common shares used for exploration costs paid by shares	-	-	110,000
- write-down of interest in oil and gas properties	-	-	2,250,937
- write-down of investment in Legacy Mining Ltd.	-	-	1,406,000
- write-down of interest in ACGT Corporation	-	-	128,288
- loss on Iceberg Drive Inn investment	-	-	85,000
- option income received in shares	-	-	(130,000)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	5,872	38,054	274,159
NET CASH USED IN OPERATING ACTIVITIES	(218,186)	(596,895)	(3,797,105)

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Interest in oil and gas properties, net of finders fees	(7,458)	(739,009)	(1,444,149)
NET CASH USED IN INVESTING ACTIVITIES	(7,458)	(739,009)	(1,564,149)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft (repayment)	-	(2,187)	-
Net proceeds on sale of common stock	715,545	1,497,089	4,167,445
Net proceeds from common stock subscriptions	-	-	633,000
Net advances (to) from related parties	17,630	(30,184)	689,421
Advances receivable	-	-	420,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	733,175	1,464,718	5,909,866

NET INCREASE IN CASH	507,531	128,814	548,612

CASH, BEGINNING	41,081	-	-

CASH, ENDING	$ 548,612	$ 128,814	$ 548,612

Supplemental cash flow information (See Note 8)

The accompanying notes are an integral part of these interim financial statements

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983.  The Company underwent a name change to Asdar Group on December 10, 1987, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on February 18, 2003, a name change to Avalon Gold Corporation on August 28, 2003 and a name change to Avalon Energy Corporation on March 22, 2005.  The Company was dormant from 1991 to 1996 and currently has no revenue generating operations.  The Company was considered a development stage company commencing January 1, 1996 and as a result of changing its business focus to acquisition and exploration of resource properties is considered to be an exploration stage company.

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has incurred losses of $21,263,260 since inception, and further significant losses are expected to be incurred in the exploration and development of its resource properties.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its resource properties.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES

During 2004, the Company received 111,111 post reverse-split restricted Rule 144 shares of Golden Spirit Enterprises Ltd. (formerly Golden Spirit Gaming Ltd.) (“Golden Spirit”), a public company with directors and significant shareholders in common. The restricted shares were received as non-refundable consideration pursuant to agreements with Golden Spirit dated November 10, 2004 and December 10, 2004 to acquire certain mineral property interests from the Company.  These agreements were subsequently terminated.   During the year ended December 31, 2005, the Company had an unrealized loss totaling $100,000 which had been recorded as other comprehensive loss.  The Company has recorded further unrealized losses in the carrying value of its available-for-sale securities totaling $16,000 during the current period which has been included in other comprehensive loss.

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

NOTE 4 – OIL AND GAS PROPERTIES

Oil and gas properties include the following:

	June 30,	December 31,
	2006 (Unaudited)	2005

Acquisition and exploration costs, unproven, not subject to depletion.	$ 1,023,217	$ 1,015,759

The Company's oil and gas activities are currently conducted in the United States. The following is a description of the Company’s oil and gas acquisition and exploration activities:

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

Uinta Basin Property, Utah:

On October 26, 2004, the Company entered into a Letter of Intent with Pioneer Oil and Gas (“Pioneer”), whereby the Company could acquire an undivided 85% working interest and an undivided 68% net revenue interest in 13,189 acres located in Wasatch County, Utah, known as the “Uinta Basin”.  The Company paid Pioneer a deposit of $50,000 for the exclusive right to enter into a Participation Agreement with Pioneer on or before January 18, 2005.

On January 18, 2005, the Company entered into the Participation Agreement with Pioneer as described above.  The total consideration paid to Pioneer, including the $50,000 deposit described above, was $706,279.  In addition, the Company issued 1,200,000 restricted common shares valued at $264,000 on February 7, 2005 as finders’ fees to certain third parties who were responsible for tabling the Uinta Basin Gas Project to the Company.  The Company has also committed to paying a 1.5% gross royalty to one of these third parties on all revenue received by it from the Uinta Basin Project.  (See below).

As part of the participation agreement, Pioneer has agreed to provide the Company with 2-D seismic data crossing the acreage. Any additional seismic data that Pioneer or the Company may mutually agree to acquire over the acreage shall be paid for entirely by the Company with the parties owning the data in the same proportion as their working interest in the acreage. In addition, the Company will be required to drill an initial test well at a location on the acreage mutually agreed upon by Pioneer and the Company. The Company will serve as the operator in drilling the acreage.

The Company shall pay 100% of all costs of drilling the first two wells drilled on the acreage along with 100% of all costs of logging or testing the wells.  If either of the first two test wells is deemed a dry hole, the Company shall pay 100% of all costs of plugging and abandoning such well(s) and restoration of the surface upon which the well(s) reached its authorized depth and completion of all tests deemed necessary by the operator.  If the Company elects to complete either or both of the first two wells drilled on the acreage, the Company shall pay 100% of all completion costs through the tanks along with any costs associated to hook up the well(s) to pipeline for the well(s) to be capable of producing into a commercial pipeline for sale.  After the first two wells drilled, if productive, are hooked-up to a pipeline and capable of producing oil and gas in commercial quantities, the Company shall pay 85% of all costs of operating the first two wells and Pioneer shall pay 15% of the operation costs of such wells as reflected in their working interest ownership.  The Company is required to drill a well on the acreage before November 1, 2010, or the acreage acquired will revert back to Pioneer.  As of June 30, 2006, the Company has spent a total of $52,936 (December 31, 2005 - $45,478) on the initial exploration of the property.

By an agreement dated June 1, 2006, a finder who raised the majority of the proceeds of the Company’s private placement as described in Note 6, will also receive a 1.5% gross royalty of all revenue produced by the Uinta Basin project and paid to the Company.  The Company has not recorded a finder’s fee in connection with this gross royalty as the fair value of this royalty is not determinable based on the Company’s lack of revenue generating history on this property.  The proceeds from the Company’s private placement will be used to meet the terms of the Participation Agreement with Pioneer and to provide general working capital.

NOTE 5 – DEFERRED COMPENSATION

On February 1, 2005, the Company entered into an agreement with Holm Investments Ltd., (“Holm”) a privately company owned by a significant shareholder of the Company, for a two-year term whereby Holm will provide investor relations services to the Company (valued at $55,000) in exchange for 250,000 restricted shares of the Company’s common stock. Holm will provide such services as researching, editing and generating a company profile, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.

On May 15, 2005, the Company entered into an agreement with Palisades Financial Ltd., (“Palisades”) a private company owned by an individual who is also part of the Company’s management, for a two-year term, whereby Palisades will provide investment-banking services to the Company (valued at $56,000) in exchange for 400,000 restricted shares of the Company’s common stock. The investment banker will provide access to investors and ongoing funding for the Company’s investments, particularly the Uinta Basin project.

On May 22, 2006, the Company entered into an agreement with a consultant for a three-month term, whereby the consultant will provide financial services to the Company (valued at $75,000) in exchange for 500,000 restricted shares of the Company’s common stock.  The agreement may be extended by mutual agreement of the parties.

The Company amortizes the costs of these services over the respective terms of the contracts.  At June 30, 2006, the unamortized portion of the deferred compensation totaled $90,544 (December 31, 2005 - $68,290).

NOTE 6 - STOCKHOLDERS’ EQUITY

(1)   2006 Stock Transactions

During the six months ended June 30, 2006, the Company issued a total of 600,000 common shares pursuant to the Company’s 2005 Stock Incentive and Option Plan at prices ranging from $0.11 per share to $0.12 per share for total proceeds of $67,000.

On April 6, 2006, the Company issued 100,000 restricted common shares with a fair value of $12,000 to a Consultant for services related to the Uinta Basin project.

On May 17, 2006, the Company completed a private placement and issued 8,000,000 Series A units at $0.10 per unit for gross proceeds of $800,000 ($648,545 net of issuance costs).  Each Series A unit consist of (i) one restricted share of the Company's common stock and (ii) one half of a Series A warrant with each whole Series A warrant entitling the subscriber to acquire one share of the Company's common stock at a purchase price of $0.20 per share for a period of eighteen months.  A finder’s fee of 15% of the total proceeds was paid in the form of 1,200,000 restricted shares of the Company’s common stock.. On July 14, 2006, the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission in accordance with the requirements of the placement agency agreement.  The Company is registering a total of 13,200,000 shares of common stock being the 8,000,000 subscriber shares, the 1,200,000 finders’ shares and 4,000,000 shares underlying the subscriber Series A warrants.

On May 23, 2006, the Company issued 50,000 restricted common shares with a fair value of $7,500 to a consultant for services related to the Uinta Basin project and for services as a member of the Company’s advisory board.

On May 25, 2006, the Company issued 500,000 restricted common shares with a fair value of $75,000 pursuant to a consulting agreement for corporate finance services.  A further 500,000 restricted common shares will be issued, to be held in escrow, following mutual agreement to retain the consultant’s services after a three-month period. After six months, and by mutual consent to continue services, the Company will issue 166,666 restricted common shares each month for six months to the consultant to continue providing such services.

(2)  2006 Stock Options

(a)

The fair value of the common stock options granted during the period was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.88%
Expected volatility	153%
Expected option life (in years)	5

(b)

During the three months ended March 31, 2006 the Company granted a total of 500,000, five year common stock options at an exercise price of $0.11.  The Company recognized stock-based compensation of $50,000, which represented the estimated fair value of these stock options.

(c)

During the three months ended June 30, 2006, the Company granted a total of 100,000, five year common stock options at an exercise price of $0.12.  The Company recognized stock-based compensation of $11,000, which represented the estimated fair value of these stock options.

(d)

  As of June 30, 2006, there were 5,775,000 stock options available for grant under the Company’s 2005 Stock Incentive and Option Plan.

(e)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2005	-	$ -	-
Granted	600,000	0.11	5 years
Exercised	(600,000)	-	-
Balance, June 30, 2006 (Unaudited)	-	$ -	-

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2006, the Company incurred $8,790 (2005 -$17,569) in management fees to directors. As of June 30, 2006, the Company owes $9,000 in management fees.

During the six months ended June 30, 2006, the Company incurred $10,933 (2005 - $10,433) in rent and office expenses to a private company controlled by a shareholder.

During the six months ended June 30, 2006, the Company incurred $101,498 (2005 - $107,166) in consulting fees to significant shareholders, the majority of it which is to a shareholder which is part of management, and $8,514 (2004 - $10,850) in professional fees paid.

During the six months ended June 30, 2006, a company controlled by a significant shareholder earned $13,748 (2005 - $11,460) pursuant to prepaid services agreements (See note 5).

At June 30, 2006, an amount of $173,400 (2005 - $98,311) was receivable from Golden Spirit Enterprises Ltd.  This amount is non-interest bearing and has no specific terms of repayment.

At June 30, 2006, an amount of $6,001 (2004 - $1) was receivable from Legacy Mining Ltd.  This amount is unsecured, non-interest bearing and has no specific terms of repayment.

At June 30, 2006 and December 31, 2005, amounts due to related parties were $98,597 and $68,856, respectively.

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended June 30, 2006	Six months ended June 30, 2005
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

NOTE 9 - CONTINGENCY

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation (“Empire”) for services to be rendered with respect to the planned acquisition of ACGT Corporation (“ACGT”).  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire failed to return the share certificate to the Company so the Company commenced court proceedings against the principals of Empire. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was subsequently successful and has now applied to have the share certificates released and  cancelled. As of June 30, 2006, the Company is still in the process of having the certificates released.

ITEM 2.

PLAN OF OPERATION:

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF OUR COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT.  FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "WILL", "COULD", "EXPECT", ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS.  THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

Our Background. Our Company, Avalon Energy Corporation, was formed under the laws of the State of Nevada on November 29, 1983 under the name Venture Group, Inc. On February 11, 1986, an amendment to the Articles of Incorporation was filed changing the corporate name to Asdar Corporation. On December 10, 1987, another amendment to the Articles of Incorporation was filed changing the corporate name to Asdar Group.  On February 18, 2001, Asdar Group filed a Certificate of Reinstatement with the Secretary of State of Nevada. On April 30, 2002, another amendment to the Articles of Incorporation was filed changing the corporate name to Precise Life Sciences Ltd. Additional amendments to the Articles of Incorporation were filed changing the corporate name as follows:

February 18, 2003 - Iceberg Brands Corporation

August 28, 2003 - Avalon Gold Corporation

March 22, 2005 - Avalon Energy Corporation

Our Company was originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Nevada.  Under former management, we were engaged primarily in the acquisition of controlling equity positions in companies experiencing financial or operating difficulties, from inception in 1983 to 1986.  During 1985 and 1986, we sold our equity positions in these companies.

Under former management, in 1987, we announced our Registration Distribution Program, which was designed to assist privately owned companies in becoming publicly held.  As a result of a regulatory review in 1988, certain changes were required to be made to the program which former management deemed to be impracticable and all efforts in this business were terminated in 1990.

Our Business. Our Company, Avalon Energy Corporation, was an inactive shell corporation from 1991 to December 1995, when we began the process of identifying potential business interests, including, but not necessarily limited to, interests in the "Internet E-Commerce".  In this regard, on March 8, 2000, we signed a Technology Development Agreement with TekMaster Ltd., a British Columbia corporation, and with Xntrik Enterprises Ltd., a British Columbia corporation (the "Tech Agreement"), to fund development of a Scalable Server Platform. The Tech Agreement called for us to issue two million (2,000,000) shares of the company's $.001 par value common stock with Rule 144 Restrictions, valued at $600,000 and to fund two hundred thousand ($200,000) dollars in Canadian Funds for ongoing development costs. The Tech Agreement also called for Xntrik Enterprises Ltd. to design and develop the software and for Tek Master Ltd. to design an interface for an administrative toolkit to manage clients.

We spent U.S. $737,300 to develop the scalable server platform. However, with the sharp decline in the Internet industry, we decided to abandon the project. The costs associated with this project were expensed.  During that time our Company was reconsidering our Internet-related activities, we first ventured into a project involving the tagging of cattle from birth to prevent the breakout of mad cow disease. This project, under the name of Precise Life Sciences Ltd. was not pursued. Secondly, we ventured into a project involving the franchising of the Iceberg Drive Inn chain of restaurants. This project, under the name of Iceberg Brands Corporation was also not pursued. Ultimately we, the management of the Company, decided to pursue mineral properties and oil and gas interests.

Our Oil and Gas Properties

1. The Utah Property.

On October 26, 2004, our Company entered into a letter of intent with Pioneer Oil and Gas ("Pioneer"), a Utah Corporation for the exclusive right to enter into a Participation agreement with Pioneer on or before January 18, 2005. We advanced Pioneer a $50,000 non-refundable deposit and in return was pledged an exclusivity period to carry out its due diligence with respect to acquiring certain overpressured gas leases in the Uinta Basin, Utah.

On January 18, 2005, we entered into a Participation Agreement with Pioneer to acquire an undivided 85% working interest and an undivided 68% net revenue interest in 13,189 acres located in Wasatch County, Utah, known as the "Uinta Basin".

An independent title search was conducted on the acreage involved in the Participation Agreement and determined that Pioneer had good and marketable title to the leases. As such, on January 18, 2005, the Participation Agreement was duly signed and the balance of 656,279 was delivered to Pioneer to complete the closing. The total consideration paid to Pioneer to acquire the 13,189 acres was $706,279.

In addition, certain non-related parties were responsible for tabling the Uinta Basin Over-pressured Gas Project to us.  Our Company issued 1,200,000 restricted common shares valued at $264,000 on February 7, 2005 to these parties for their efforts resulting in the acquisition of 13,189 acres in Wasatch County, Utah.

We have spent a total of $970,279 in acquisition costs and $52,936 in development costs on the Uinta property to date. The 2-D seismic lines have been selected and the related archaeological surveys have been completed leading to the posting of the planned seismic work by forest services.  We are currently waiting for the comment period to expire.

As part of the agreement, Pioneer has agreed to provide us with 2-D seismic data crossing the acreage, on a confidential basis. Any additional seismic that Pioneer or our Company may mutually agree to acquire over the acreage shall be paid entirely by us with the parties owning the data in the same proportion as their working interest in the acreage. In addition, we will be required to drill an initial test well at a location on the acreage mutually agreed upon. We will serve as the Operator in drilling the acreage and must drill the initial well prior to November 1, 2010.

Our Company shall pay 100% of all costs of drilling the first two wells drilled on the acreage along with 100% of all costs of logging or testing the wells.  If either of the first two test wells is deemed a dry hole, we shall pay 100% of all costs of plugging and abandoning such well(s) and restoration of the surface upon which the well(s) reached its authorized depth and completion of all tests deemed necessary by the Operator.

If we elect to complete either or both of the first two wells drilled on the acreage, we shall pay 100% of all completion costs through the tanks along with any costs associated to hook up the well(s) to pipeline for the well(s) to be capable of producing into a commercial pipeline for sale.  If we do not wish to participate in an attempted completion of a well, we shall so notify Pioneer within twenty-four (24) hours (excluding Saturday, Sunday and legal holidays) after reaching Casing Point and all electric logs have been received, at which time the provisions of Article VI of the Operating Agreement shall govern such completion attempt.

After the first two wells are drilled and if productive are hooked-up to a pipeline and capable of producing oil and gas in commercial quantities, we shall pay 85% of all costs of operating the first two wells and Pioneer shall pay 15% of the operation costs of such wells as reflected in their working interest ownership in such wells.

Subsequent wells drilled after the first two wells on the Contract Acreage shall require Pioneer to either farm out its interest on a well by well basis under Article VI herein or participate or not participate for its interest in the well pursuant to the provisions contained in the Operating Agreement.

On November 10, 2004, we ventured into an agreement with Golden Spirit Mining Ltd., ("Golden Spirit") a company with directors in common, to sell a 40% working interest in the Uinta Basin Lease.  Upon signing of the agreement, Golden Spirit issued 1,000,000 restricted Rule 144 common shares valued at $70,000 as a non-refundable deposit to us. Golden Spirit had a right to acquire the 40% working interest in the gas lease upon our Company receiving a payment of US$750,000 on or before December 10, 2004.

On December 10, 2004, our Company granted Golden Spirit an extension until December 24, 2004 to meet the requirements of the initial agreement. We received an additional non-refundable 1,000,000 restricted Rule 144 common shares valued at $60,000 as consideration for the extension. In return, Avalon will issue and deliver 2,000,000 shares of its common stock to Golden Spirit. We did not receive the payment of US$750,000. On January 4, 2005 we issued a default notice to Golden Spirit for failure to meet the terms of the agreements that were terminated. The 2,000,000 restricted Rule 144 common shares are recorded as available for sale securities.

In March 2006, our Company filed a Notice of Intent and Authorization to Conduct Oil and Gas Geophysical Exploration Operations with the United Sates Bureau of Land Management (“BLM”) for its “Shotgun Draw” prospect in Wasatch County, Utah. The application seeks approval for seismic exploration consisting of two 2-D seismic line layouts covering five miles across the Shotgun Draw federal lease. The survey method will consist of numerous shot holes at spacing intervals of 330 feet. The Company anticipates taking advantage of existing roads, wherever possible, to minimize the logistics and costs to conduct the survey.

We are currently in contract negotiations with a Geophysical company that has a proven track record of performing seismic related work all over the western United States. Permitting and the formalization of the seismic contract are expected to be completed prior to the proposed start of seismic work this fall.

We have raised the necessary funds to complete the proposed 2-D seismic shoot. (See Item 2 – Changes in Securities)

2. The Wyoming Property. We own a 0.7% gross overriding royalty interest on 6,360 acres of oil and natural gas rights located in the Powder River Basin of eastern Wyoming carried at a nominal value of $1 due to the uncertainty of realization. During the year ended December 31, 2004, there was no production from the Wyoming property.

In January of 2004, Derek Oil and Gas Corporation (“Derek”) and Ivanhoe Energy (USA) Inc. (“Ivanhoe”) formalized their agreement to jointly develop the LAK Ranch field using thermal recovery technology.

Based on Avalon's ongoing agreement with respect to the LAK Ranch, if Derek sells any or all of its interest in the LAK Ranch Property, it will pay to Avalon, subject to adjustments, 7.5% of the net sales proceeds on the first USD$7,500,000 and 1% on any balance over and above USD$7,500,000.

Under terms of their agreement, Ivanhoe will become operator and earn a 30% working interest in the project by financing the $1.1 million in capital cost of pilot phase. Following the pilot phase, Ivanhoe has the option to increase its working interest to 60% by providing an additional $3.9 million in capital costs toward the initial development phase. After the $5 million threshold is reached, all future capital expenditures will be shared on a working-interest basis.

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

Ivanhoe, as operator, reports that 13,000 barrels of steam were injected into the reservoir from late April through the end of May 2004, using the existing horizontal production well, Derek 1-P. Approximately 70% of the steam has been recovered to date and oil cuts are beginning to improve as anticipated. The oil is high-quality 19-degree API gravity, and contains high levels of naphtha. The second steam cycle began in July 2004, using a larger quantity of steam at a higher pressure to further stimulate oil production. The Wyoming Oil and Gas Conservation Commission have approved the higher surface injection pressure for the second cycle. The injection phase of the second round of cyclic steaming at LAK Ranch has been completed, with about 13,000 barrels of steam having been injected. As of October 12, 2004 about 20% of the load water has been recovered and some oil production has begun. The performance of the second steaming cycle is at approximately the same level as Ivanhoe's current reservoir model prediction.

Plans are to continue to produce the well and adjust the model based on the newly acquired data. To date the results of the second steam cycle are positive and are similar to results observed in other heavy oil steam flood. In April 2005, the third steam cycled commenced and to date has also been successfully completed.

In November 2004, the first part of the $900,000 3-D seismic survey commenced at LAK Ranch. Some 3,800-receiver stations were surveyed and surveying of the source point locations was commenced. In December 2004, Ivanhoe Energy (USA) Inc. reported the successful completion of the data acquisition phase of the 3D seismic survey, at the LAK Ranch project in NE Wyoming. The survey has yielded excellent quality data. Processing and interpretation of the 3D data is underway and is on course for defining high-resolution targets that should permit continued development of the LAK Ranch.

Plans have begun for an additional vertical well, located approximately 200 feet north of the existing horizontal well pair. This well will be used for pressure and/or temperature monitoring of steam injection and for calibrating the seismic survey with up-to-date sonic data. The vertical well location has been selected so that it may be used as a future steam injector. Drilling of the well was completed in March 2005.

In addition, Pacific Geotechnical Associates of Bakersfield, California, has been retained to prepare an independent geologic/reservoir model incorporating all of the available LAK Ranch Project data. A great deal of this project data is now available in digital format from Ivanhoe Energy (USA) Inc., the project operator. New well data and 3-D seismic data will be integrated into the model as it becomes available.

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

During 2005, Derek reported the following accomplishments on the LAK Ranch operations:

·

-In January of 2005 Derek reported completion of a $1 million USD 3-D seismic survey over 4.5 miles of the 7500-acre LAK Ranch property

-Three vertical injector wells were drilled, cased and activated

-Commenced the Continuous Steaming Program which demonstrated immediate positive results

-Increased oil production from a level of 10 to 15 bopd to 45-80 bopd

-Derek discovered new hydrocarbon potential through 3D seismic interpretation in lower horizons of the reservoir

-Derek initiated discussions with Ivanhoe Energy to explore and develop the new hydrocarbon potential while continuing development and improving production levels from the Newcastle formation

-In December 2005 the LAK Ranch project broke even for the first time.

During 2006, Derek anticipates corporate operations on the LAK Ranch to include the following:

-Supporting Ivanhoe & their exceptional technical expertise with enhanced oil recovery methods on the Newcastle formation of the LAK Ranch reservoir

-Offering Ivanhoe potential strategies evaluated by Derek's consultants at Pacific Geotechnical and its highly qualified board of directors

-Monitoring results from the Continuous Steaming Program

-Establishing the economic viability of the project

-Working with Ivanhoe to determine the most cost effective plan to reach commercial production of the significant amounts of high quality oil that exists in the LAK Ranch reservoir

-Evaluating the ideal strategy to explore & develop the hydrocarbon potential in deeper horizons

-Determining an effective drill program

-Monitoring that the highest possible price is being received for LAK Ranch oil production

-Researching to acquire more land for further exploration & development

We received $1,272 in oil royalties in 2005 and a total of $2,661 as of June 30, 2006.

3. The California Property.

Our Company owns a 2% royalty interest in the Harvester Property carried at a nominal value of $1 due to the uncertainty of realization.

Our Mineral Properties:

LSA Mineral Claims, Nevada.  By Agreement dated January 26, 2004 and subsequent amendments dated March 8, 2004 and August 11, 2004, the Company agreed to acquire a 90% interest in seven (7) lode mining claims known as the LSA claims, located in Lander County, Nevada. As of December 31, 2005, management has decided not to proceed with its acquisition of the LSA claims.

Available for Sale Securities.  During 2004, we received 111,111 post reverse-split restricted Rule 144 shares of Golden Spirit Enterprises Ltd. (“Golden Spirit”), a public company with directors and significant shareholders in common. The restricted shares were received as non-refundable consideration pursuant to agreements dated November 10, 2004 and December 10, 2004 with Golden Spirit. Effective December 31, 2004, our Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $10,000, which was recorded as other comprehensive loss for the year. During the year ended December 31, 2005, the Company had an unrealized loss totalling $100,000 which had been recorded as other comprehensive loss.  The Company has recorded further unrealized losses in the carrying value of its available-for-sale securities totalling $16,000 during the current period which has been included in other comprehensive loss.  The 111,111 post reverse-split shares of Golden Spirit’s common stock are carried at fair market value of $14,000 as at June 30, 2006..

On December 31, 2003, we agreed to settle an outstanding debt receivable of $122,988 from Legacy Mining Ltd. (“Legacy”) for the issue of 1,229,880 restricted shares of Legacy at a value of $0.10 per share representing a 9.8% interest in Legacy. These restricted shares were issued to us on February 20, 2004.  Legacy is a non-reporting entity with a director in common. Legacy is applying for listing on the OTC: BB and intends to become a fully reporting company in the USA.  In fiscal 2004, the Company wrote this investment down to $1 because management determined that it was not recoverable within a reasonable period of time.

Liquidity and Capital Resources.

For the six month period ended June 30, 2006, we had total assets of $1,760,014, including cash of $548,612, and taxes recoverable of $784.  We have $1,023,217 invested in oil and gas properties, which is represented by $1,023,215 for 13,189 acres of gas leases located in Utah, $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California.  We have available for sale securities with a fair value of $14,000 as at June 30, 2006, a long-term investment in Legacy Mining Ltd. recorded at a nominal value of $1 and a long- term receivable from Golden Spirit Enterprises Ltd. at cost of $173,400. The increase in assets was primarily due to the completion of a private placement financing and an increase in capital expenditures for the Uinta Basin Project.

At June 30, 2006, we had current liabilities of $113,058, which was represented by accounts payable and accrued liabilities of $20,462 and $92,596 due to related parties. As of December 31, 2005 we had current liabilities of $83,473. The decrease in liabilities was a result of payments made to decrease accounts payable.  At June 30, 2006, we had a working capital of $463,338 (December 31, 2005 - $41,582).

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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended June 30, 2006 was $169,584 (2005 - $713,252).  Loss from operations for the six month period ended June 30, 2006 was $357,304 (2005 - $1,346,431).   This decrease in loss was due to a decrease in stock based compensation expenses and consulting expenses.

From inception to June 30, 2006 our Company has incurred cumulative net losses of $21,213,260 resulting primarily from the write-down of $1,406,000  in its interests in oil and gas properties, write-down of $2,250,937 in its interest in ACGT Corporation, write-down of its investment in Legacy Mining Ltd. and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $4,149,850; office and general expenses of $2,300,862; professional fees of $931,436; interest expense of $98,282 and software development costs of $737,300. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Mining Ltd. (See Part I, Utah property)

The cash and equivalents constitute our present internal sources of liquidity.

Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

Our Plan of Operation for the Next Twelve Months

We anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern.  We have completed a private placement financing for gross proceeds of $800,000 ($648,545 net of issuance costs) to fund the next phase of the Shotgun Draw, Uinta basin Overpressured Gas Project which is a 2-D seismic line.  To the extent that additional capital is raised through the sale of equity or equity- related securities, the issuance of such securities could result in dilution of our stockholders.  There can be no assurance that additional funding will be available on favorable terms, if at all.  If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

We anticipate some expenditure within the next 12 months for its new acquisition in the Uinta Basin, Utah that should not affect its liquidity. We will be seeking quotes on performing seismic on its acreage and it will also be seeking quotes on the cost of an environmental impact study requested by the regulatory authorities in Utah. Our Company will be seeking drilling permits in Utah and will incur costs towards an environmental study with respect to its 13,189 acres. In July 2005, based on a Well Development Report by Oso Energy Corporation, an engineering consulting firm based out of Durango, Colorado, it has been identified that the cost to drill each well would be at least $9,500,000 to a depth of about 16,000 feet.  We have retained surveyors, based on their availability, to conduct appropriate work required for a 2-D seismic line.

Our Company may elect to raise funds for potential drilling through equity financing or possible joint venture partnerships. We do not anticipate any significant mineral exploration costs within the next 12 months, nor do we anticipate the lease or purchase any significant equipment within the next 12 months. Also, we do not anticipate any significant changes in the number of our employees within the next 12 months.

During 2006, we plan to perform a 2-D seismic line on our Shotgun Draw, Uinta Basin prospect is estimated at a cost of $550,000.  This will be funded through equity financing raised from the recently completed private placement. (See Item 2 – Other Subsequent Changes in Securities)

Off-Balance Sheet Arrangements

Our company has not entered into any off balance sheet arrangements.

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

Our Company adopted SFAS 156 effective January 1, 2006 and elected to apply the fair value method for our Available for Sale Securities with changes in fair value reflected in earnings for subsequent measurement. There were no differences between the fair value and the carrying amount on our Available for Sale Securities on January 1, 2006.

ITEM 3.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2006 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On February 21, 2002, we issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and we placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, we commenced court proceedings against the principals of Empire Sterling Corporation. Our Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. We continued to file legal process claiming ownership of the shares and breach of trust inter alia. Our Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As at March 31, 2006, we are still in the legal process of having the certificate released.

ITEM 2 CHANGES IN SECURITIES

2006 Stock Transactions

During the period ended June 30, 2006, the Company issued a total of 600,000 common shares pursuant to the Company’s 2005 Stock Incentive and Option Plan at prices ranging from $0.11 per share to $0.12 per share for total proceeds of $67,000.

On April 6, 2006, the Company issued 100,000 of restricted common shares with a fair value of $12,000 to  a Consultant for services related to the Uinta Basin Prospect.

On May 17, 2006, the Company completed a private placement and issued 8,000,000 Series A Units at $0.10 per unit for gross proceeds of $800,000 ($648,585 net of issuance costs).  Each Series A Unit consist of (i) one restricted share of the Company's common stock and (ii) on half of a Series "A" warrant with each whole Series “A” warrant entitling the subscriber to acquire one share of the Company's common stock at a purchase price of $0.20 per share for a period of eighteen months.  A finders' fee of 15% of the total proceeds was paid in the form of 1,200,000 restricted shares of the Company’s common stock. On July 14, 2006, the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission in accordance with the requirements of the Placement Agency Agreement.  The Company registered a total of 13,200,000 shares of common stock being the 8,000,000 subscriber shares, the 1,200,000 finders’ shares and 4,000,000 shares underlying the subscriber Series “A” warrants.

On May 23, 2006, the Company issued 50,000 restricted common shares with a fair value of $7,500 to a consultant for services related to the Uinta Basin Prospect and for services as a member of the Company’s advisory board.

On May 25, 2006, the Company issued 500,000 restricted common shares with a fair value of $75,000 pursuant to a consulting agreement for corporate finance services.  A further 500,000 restricted common shares will be issued, to be held in escrow, following mutual agreement to retain the consultant’s services after a three-month period. After six months, and by mutual consent to continue services, the Company will issue 166,666 restricted common shares each month for six months to the consultant.

2005 Stock Transactions

During the year ended December 31, 2005, are Company issued:

(a)

5,950,000 Series A Units at $0.15 per unit upon completion of a private placement for total proceeds of $892,500.  Each Series A Unit issued by us was comprised of (i) one restricted share of the Company’s $0.001 par value common stock and (ii) a series “A” warrant which will enable the subscriber to acquire from the us one share of the Company’s $0.001 par value common stock at a purchase price of $0.50 per share for a period of eighteen months.  A finders’ fee of ten percent of the total proceeds was paid in the form of 595,000 restricted common shares of Our Company, valued at $130,900.  In addition, the finder who raised the majority of the proceeds will also receive a 1.5% gross royalty of all revenue produced by the Uinta Basin project and paid to the Company.

(b)

7,225,000 common shares pursuant to our 2005 Stock Incentive and Option Plan at various prices for proceeds of $993,410;

(c)

150,000 restricted common shares valued at $31,000 to two consultants as compensation for their appointment to the advisory board;

(d)

1,200,000 restricted common shares to four parties valued at $264,000 for their assistance in acquiring the Uinta Basin project;

(e)

250,000 restricted common shares for a prepaid investor relation’s services contract valued at $55,000, which was recorded as deferred compensation;

(f)

400,000 restricted common shares for an investment banking service contract valued at $56,000 which was recorded as deferred compensation; and

(g)

125,000 restricted common shares previously issued for consulting services to be rendered in the amount of $16,250 were cancelled and returned to treasury.

2006 - Stock Options

(a)

The fair value of the common stock options granted during the period was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.88%
Expected volatility	153%
Expected option life (in years)	5

(b)

During the three months ended March 31, 2006 we granted a total of 500,000, 5-year common stock options at an exercise price of $0.11.  Of these options, all were granted to consultants.  We recognized   stock-based compensation of $50,000, which represented the fair value of shares issued for consulting   services rendered by consultants to us.  As at March 31, 2006, there are 5,875,000 stock options available   for grant.

(c)

During the three months ended June 30, 2006, the Company granted a total of 100,000, five year common stock options at an exercise price of $0.12.  The Company recognized stock-based compensation of   $11,000, which represented the estimated fair value of these stock options.

(d)  As of June 30, 2006, there were 5,775,000 stock options available for grant under the Company’s 2005 Stock Incentive and Option Plan.

 (e) Our stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2004	-	$ -	-
Granted during 2005	7,350,000	0.08
Cancelled during 2005	(125,000)	-
Exercised during 2005	(7,225,000)	-
Balance, December 31, 2005	-	-	-
Granted during 2006	600,000	0.11	5 years
Exercised during 2006	(600,000)	-
Balance June 30, 2006	-	$ -	-

2005 - Stock Options

(a)

The fair value of the common stock options granted during the year was measured at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	3.71% - 4.17%
Expected volatility	44% - 133%
Expected option life (in years)	5

 (b)

During the year ended December 31, 2005 we granted a total of 7,350,000, 5-year common stock options at exercise prices of between $0.11 and $0.26 per share.  Of these options, a total of 460,000 were granted to an employee and 6,890,000 were granted to consultants.  The stock options granted to employees vested immediately upon grant. Of the total 6,890,000 share options granted to consultants, 3,693,000 were granted to directors and officers, significant shareholders and companies owned by these individuals.  On August 30, 2005, 125,000 of these stock options were cancelled.  Our Company recognized stock-based compensation of $620,640 in accordance with SFAS 123, which represented the fair value of shares issued for consulting services rendered by consultants to us.  The value of the stock options granted to related parties was recorded at $639,810. The 460,000 stock options granted to an employee were valued at $40,800 that has been recorded on a pro-forma basis.

(c)

On January 19, 2005, the Company filed a Registration Statement on Form S-8 to register 5,000,000 shares of common stock to be issued pursuant to the Company’s 2005 Stock Incentive and Option Plan (the “Plan”). These shares are to be issued when required from authorized and unissued common stock of the Company. The purpose of the plan is to provide the opportunity for eligible employees, consultants and members of the Board of Directors to increase their proprietary interest in us and as an incentive for them to remain in the service of our Company. The option price is set at the fair market value of the common stock at the date of issue. The term of the options, once granted, is not to exceed five years.

(d)

On June 1, 2005, we filed a Registration Statement on Form S-8 to register 4,800,000 shares of common stock to be issued pursuant to the Plan.   These shares are to be issued when required from authorized and unissued common stock of the Company.  The purpose of the plan is to provide the opportunity for eligible employees, consultants and members of the Board of Directors to increase their proprietary interest in us and as an incentive for them to remain in the services of our Company. The option price is set at the fair market value of the common stock at the date of issue. The term of the options, once granted, is not to exceed five years.

(e)

On December 15, 2005, we filed a Registration Statement on Form S-8 to register 3,800,000 shares of common stock to be issued pursuant to the Plan.  These shares are to be issued when required from authorized and unissued common stock of the Company.  The purpose of the plan is to provide the opportunity for eligible employees, consultants and members of the Board of Directors to increase their proprietary interest in us as well as an incentive for them to remain in the services of our Company. The option price is set at the fair market value of the common stock at the date of issue. The term of the options, once granted, is not to exceed five years.  To date none of these options have been granted.

ITEM 3. Defaults Upon Senior Securities

NONE

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of June 30, 2006, with respect to the ownership of our Company's common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each director and officer and by all officers and directors as a group.

Name of

Address of

Amount of Shares

% of Outstanding

Beneficial Holder

Beneficial Holder

Beneficially Owned

Common Stock

- -------------------------------------------------------------------------------------------------------------------------------

Cede & Co.

The Depository Trust Co

28,419,998 (1)

57.20%

PO Box 222 Bowling Green Station

New York, NY 10272

Carlton Parfitt

#2025 -1358 W. Georgia Street

50,000

0.001%

Director

Vancouver, BC V7T 1A8

All directors and Officers as a group

50,000

0.001%

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

Changes in Control. Our management is not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

B. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the six months ended June 30, 2006, the Company incurred $8,790 (2005 -$17,569) in management fees to directors. As at June 30, 2006 the Company owes $9,000 in management fees.

During the six months ended June 30, 2006, the Company incurred $10,933 (2005 - $10,433) in rent and office expenses to a private company controlled by a shareholder.

During the six months ended June 30, 2006, the Company incurred $101,498 (2005 - $107,166) in consulting fees to significant shareholders and $8,514 (2004 - $10,850) in professional fees to employees.

During the six months ended June 30, 2006, a company controlled by significant shareholder earned $13,748 (2005 - $11,460) pursuant to prepaid services agreements.

At June 30, 2006, an amount of $173,400 (2005 - $98,311) was receivable from Golden Spirit Enterprises Ltd.  These amounts are non-interest bearing and have no specific terms of repayment.

At June 30, 2006, an amount of $6,001 (2004 - $1) was receivable from Legacy Mining Ltd.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

At June 30, 2006 and December 31, 2005, amounts due to related parties were $98,597 and $68,857, respectively.

At June 30, 2006, the following amounts are due to related parties:

	June 30, 2006	December 31, 2005
Significant shareholder	$92,596	$68,857

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

C. DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Avalon Energy Corporation held the following property in the following amounts:

Property

June 30, 2006

December 31, 2005

----------------------------------------------------------------------------------

Cash

$ 548,612

$ 41,081

Avalon Energy Corporation defines cash equivalents as all highly liquid investments with maturity of 3 months or less when purchased. Avalon Energy Corporation does not presently own any interests in real estate. Avalon Energy Corporation does not presently own any inventory or equipment.

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

Reports on Form 8-K – Filed May 18, 2006 to announce completion of Private Placement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

AVALON ENERGY CORPORATION

Date: August 13, 2006

By: /s/ Robert Klein

 ---------------------------

Robert Klein