Form 10QSB
period 2006-09-30
AVALON ENERGY CORP.
filed 2006-11-14
CIK 746631

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of November 14, 2006 there were

54,650,493 shares of the issuer's $0.001 par value common stock issued and outstanding.

===============================================================

INDEX

PAGE

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements...........................................................................................

F1

Item 2.   Management's Discussion and Analysis or Plan of Operation..................

2

Item 3.   Controls And Procedures.................................................................................

9

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................................

9

Item 2.   Changes in Securities and Use of Proceeds...............................................

10

Item 3.   Defaults Upon Senior Securities..................................................................

11

Item 4.   Submission of Matters to a Vote of Security Holders..............................

11

Item 5.   Security Ownership of Certain Benefical Owners.....................................

13

Item 6.   Exhibits and Reports on Form 8-K................................................................

13

SIGNATURES..................................................................................................................

13

============================================================================

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

NOTES TO FINANCIAL STATEMENTS.............................F-4 - F-8

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$ 450,697	$ 41,081
Taxes recoverable	2,904	810

	453,601	41,891

AVAILABLE-FOR-SALE SECURITIES (Note 3)	11,668	30,001
DUE FROM GOLDEN SPIRIT ENTERPRISES LTD. (Note 7)	194,152	167,291
OIL AND GAS PROPERTIES, (full cost method of accounting, unproven) (Note 4)	1,035,562	1,015,759

	$ 1,694,983	$ 1,254,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 24,107	$ 14,616
Due to related parties (Note 7)	100,866	68,857

	124,973	83,473

STOCKHOLDERS’ EQUITY (Note 6)
Convertible preferred stock:
- Class A voting stock, $0.001 par value, 5,000,000 shares authorized
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized
Common stock, $0.001 par value, 200,000,000 shares authorized
48,450,493 (December 31, 2005 – 38,400,493) shares issued and outstanding	88,166	78,116
Additional paid-in capital	22,978,594	22,117,599
Deferred compensation (Note 5)	(26,671)	(68,290)
Deficit accumulated during the exploration stage	(21,351,746)	(20,855,956)
Accumulated other comprehensive loss (Note 3)	(118,333)	(100,000)

	1,570,010	1,171,469

	$ 1,694,983	$ 1,254,942

The accompanying notes are an integral part of these financial statements.

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended		Cumulative from January 1, 1996 (Inception) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

EXPENSES
Litigation settlement	$ -	$ -	$ -	$ -	$ 2,291,070
Management and consulting fees	89,675	298,373	250,826	948,159	4,239,525
Consulting – stock-based compensation (Note 6)	-	314,650	61,000	873,710	1,671,140
Exploration costs	-	-	-	-	113,678
Loss on settlement of debt	-	-	-	-	718,784
General and administrative	24,925	54,258	93,650	170,457	2,325,787
Professional fees	23,886	17,571	90,314	38,957	955,322
Interest expense	-	-	-	-	98,282
Software development costs	-	-	-	-	737,300

LOSS BEFORE THE FOLLOWING	138,486	684,852	495,790	2,031,283	13,150,888

Property option income	-	-	-	-	(130,000)
Write-down of investment in Legacy Mining Ltd.	-	-	-	-	128,288
Write-down of interest in oil and gas properties	-	-	-	-	1,406,000
Write-down of interest in ACGT Corporation	-	-	-	-	2,250,937
Loss on Iceberg Drive Inn Investment	-	-	-	-	85,000
NET LOSS	$ (138,486)	$ (684,852)	$ (495,790)	$(2,031,283)	$ (16,891,113)

BASIC AND DILUTED LOSS PER SHARE	$ -	$ (0.02)	$ (0.01)	$ (0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	48,450,493	36,280,069	43,745,548	32,583,683

The accompanying notes are an integral part of these financial statements.

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended		Cumulative from January 1, 1996 (Inception) to
	September 30,		September 30,
	2006	2005	2006

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$ (495,790)	$ (2,031,283)	$ (16,891,113)
Adjustments to reconcile net loss to net cash used in operating activities:
- shares issued for fees and services	136,119	211,422	3,216,833
- stock-based compensation	61,000	873,710	1,671,140
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- common shares software development costs	-	-	600,000
- common shares used for exploration costs paid by shares	-	-	110,000
- write-down of interest in oil and gas properties	-	-	2,250,937
- write-down of investment in Legacy Mining Ltd.	-	-	1,406,000
- write-down of interest in ACGT Corporation	-	-	128,288
- loss on Iceberg Drive Inn investment	-	-	85,000
- option income received in shares	-	-	(130,000)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	7,397	41,123	275,684
NET CASH USED IN OPERATING ACTIVITIES	(291,274)	(905,028)	(3,870,193)

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Interest in oil and gas properties, net of finders’ fees	(19,803)	(702,821)	(1,456,494)
NET CASH USED IN INVESTING ACTIVITIES	(19,803)	(702,821)	(1,576,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft repayment	-	(2,187)	-
Net proceeds on sale of common stock	715,545	1,760,040	4,167,445
Net proceeds from common stock subscriptions	-	-	633,000
Net advances (to) from related parties	5,148	(45,144)	676,939
Advances receivable	-	-	420,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	720,693	1,712,709	5,897,384

NET INCREASE IN CASH	409,616	104,860	450,697

CASH, BEGINNING	41,081	-	-

CASH, ENDING	$ 450,697	$ 104,860	$ 450,697

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Avalon Energy Corporation (the “Company”) was incorporated as Venture Investments Inc. under the laws of the State of Nevada on November 29, 1983.  The Company underwent a name change to Asdar Group on December 10, 1987, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on February 18, 2003, a name change to Avalon Gold Corporation on August 28, 2003 and a name change to Avalon Energy Corporation on March 22, 2005.  The Company was dormant from 1991 to 1996 and currently has no revenue generating operations.  The Company was considered a development stage company commencing January 1, 1996 and as a result of changing its business focus to acquisition and exploration of resource properties is considered to be an exploration stage company.

These financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has incurred losses of $21,351,746 since inception, and further significant losses are expected to be incurred in the exploration and development of its resource properties.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its resource properties.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 2 – BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005 indexed in Form 10-KSB.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES

During 2004, the Company received 111,111 post-split restricted Rule 144 shares of Golden Spirit Enterprises Ltd. (formerly Golden Spirit Gaming Ltd.) (“Golden Spirit”), a public company with directors and significant shareholders in common. The restricted shares were received as non-refundable consideration pursuant to agreements with Golden Spirit dated November 10, 2004 and December 10, 2004 to acquire certain mineral property interests from the Company.  These agreements were subsequently terminated.   During the year ended December 31, 2005, the Company had an unrealized holding loss totaling $100,000 which had been recorded as comprehensive loss.  The Company has recorded further unrealized holding losses in the carrying value of these securities of $18,333 during the current period which has been included in accumulated other comprehensive loss.

On December 31, 2003, the Company agreed to settle an outstanding debt receivable of $122,988 from Legacy Mining Ltd. (“Legacy”) for the issue of 1,229,880 restricted shares of Legacy at a value of $0.10 per share representing a 9.8% interest in Legacy. These restricted shares were issued to the Company on February 20, 2004.  Legacy is a non-reporting entity with a director in common. Legacy is applying for listing on the OTCBB and intends to become a fully reporting company in the United States.  In 2004, the Company wrote this investment down to $1 because management determined that it was not recoverable within a reasonable period of time.

NOTE 4 – OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following at:

	September 30,	December 31,
	2006 (Unaudited)	2005

Acquisition and exploration costs, unproven, not subject to depletion	$ 1,035,562	$ 1,015,759

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

On January 18, 2005, the Company entered into the participation agreement with Pioneer as described above.  Total consideration paid to Pioneer, including the $50,000 deposit, was $706,279.  In addition, the Company issued 1,200,000 restricted common shares valued at $264,000 on February 7, 2005 as finders’ fees to certain third parties who were responsible for tabling the Uinta Basin gas project to the Company.  The Company has also committed to paying a 1.5% gross royalty to one of these third parties on all revenue received by it from the Uinta Basin gas project.  (See below).

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

The Company is currently in contract negotiations with a Geophysical company to perform the required seismic work. The Company has also retained Greg Wood of Wood Geophysical, Inc. of Utah to co-ordinate and supervise the 2-D Seismic program on the Shotgun Draw Prospect.

A report on local faulting in and around Strawberry Ridge, which runs North-South through the center of our lease, has been received. The report was provided by Geologist Paul Anderson pursuant to his site inspection conducted in early September, and was produced on the area to confirm prior fault mapping results.

An application for a conventional seismic line to be completed with helicopter support in the Ashley National Forest has been filed. This particular line is several miles in length and is designed to tie in with another seismic line on the eastern boundary of the property and to cut across Strawberry Ridge at mid property. An application has also been prepared for the vibrator seismic line along Strawberry Ridge.

The Company is currently in contract negotiations with a Geophysical company to perform the required seismic work.  The Company has also retained Greg Wood of Wood Geophysical, Inc. of Utah to co-ordinate and supervise the 2-D Seismic program on the Shotgun Draw Prospect.

A report on local faulting in and around Strawberry Ridge, which runs North-South through the center of our lease.has been received. The report was provided by Geologist Paul Anderson pursuant to his site inspection conducted in early September, and was produced on the area to confirm prior fault mapping results.

An application for a conventional seismic line to be completed with helicopter support in the Ashley National Forest has been filed.  This particular line is several miles in length and is designed to tie in with another seismic line on the eastern boundary of the property and to cut across Strawberry Ridge at mid property.  An application has also been prepared for the vibrator seismic line along Strawberry Ridge.

The Company shall pay 100% of the costs of drilling the first two wells drilled on the acreage along with 100% of the costs of logging or testing the wells.  If either of the first two test wells is deemed a dry hole, the Company shall pay 100% of all costs of plugging and abandoning such well(s) and restoration of the surface upon which the well(s) reached its authorized depth and completion of all tests deemed necessary by the operator.  If the Company elects to complete either or both of the first two wells drilled on the acreage, the Company shall pay 100% of all completion costs through the tanks along with any costs associated to hook up the well(s) to pipeline for the well(s) to be capable of producing into a commercial pipeline for sale.  After the first two wells drilled, if productive, are hooked-up to a pipeline and capable of producing oil and gas in commercial quantities, the Company shall pay 85% of all costs of operating the first two wells and Pioneer shall pay 15% of the operation costs of such wells as reflected in their working interest ownership.  The Company is required to drill a well on the acreage before November 1, 2010, or the acreage acquired will revert back to Pioneer.  As of September 30, 2006, the Company had spent a total of $65,281 (December 31, 2005 - $45,478) on the initial exploration of the property.

By an agreement dated June 1, 2006, a finder who raised the majority of the proceeds of the Company’s private placement as described in Note 6 will also receive a 1.5% gross royalty of all revenue produced by the Uinta Basin project and paid to the Company.  The Company has not recorded a finder’s fee in connection with this gross royalty as the fair value of this royalty is not determinable based on the Company’s lack of revenue generating history on this property.  The proceeds from the Company’s private placement are being used to meet the terms of the participation agreement with Pioneer and to provide general working capital.

NOTE 5 – DEFERRED COMPENSATION

On February 1, 2005, the Company entered into an agreement with Holm Investments Ltd. (“Holm”), a privately company owned by a significant shareholder of the Company, for a two-year term whereby Holm will provide investor relations services to the Company (valued at $55,000) in exchange for 250,000 restricted shares of the Company’s common stock. Holm will provide such services as researching, editing and generating a company profile, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.

On May 15, 2005, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company owned by an individual who is also part of the Company’s management, for a two-year term, whereby Palisades will provide investment-banking services to the Company (valued at $56,000) in exchange for 400,000 restricted shares of the Company’s common stock. The investment banker will provide access to investors and ongoing funding for the Company’s investments, particularly the Uinta Basin project.

On May 22, 2006, the Company entered into an agreement with a consultant for a three-month term, whereby the consultant provided financial services to the Company (valued at $75,000) in exchange for 500,000 restricted shares of the Company’s common stock.  The agreement may be extended by mutual agreement of the parties but as of the date of these financial statements, it has not been extended.

The Company amortizes the costs of these services over the respective terms of the contracts.  At September 30, 2006, the unamortized portion of the deferred compensation totaled $26,671 (December 31, 2005 - $68,290).

NOTE 6 - STOCKHOLDERS’ EQUITY

(1)   2006 Stock Transactions

During the nine months ended September 30, 2006, the Company issued a total of 600,000 common shares pursuant to the Company’s 2005 Stock Incentive and Option Plan at prices ranging from $0.11 per share to $0.12 per share for total proceeds of $67,000.

On April 6, 2006, the Company issued 100,000 restricted common shares with a fair value of $12,000 to a consultant for services related to the Uinta Basin project.

On May 17, 2006, the Company completed a private placement and issued 8,000,000 Series A units at $0.10 per unit for gross proceeds of $800,000 ($648,545 net of issuance costs).  Each Series A unit consists of (i) one restricted share of the Company's common stock and (ii) one-half of a Series A warrant with each whole Series A warrant entitling the subscriber to acquire one share of the Company's common stock at a purchase price of $0.20 per share for a period of eighteen months.  A finder’s fee of 15% of the total proceeds was paid in the form of 1,200,000 restricted shares of the Company’s common stock. On July 14, 2006 (declared effective July 27, 2006), the Company filed a Form SB-2 Registration Statement with the SEC in accordance with the requirements of the placement agency agreement.  The Company registered a total of 13,200,000 shares of common stock being the 8,000,000 subscriber shares, the 1,200,000 finders’ shares and 4,000,000 shares underlying the subscriber Series A warrants.  On September 27, 2006, 400,000 of the finder’s shares were returned to the Company for cancellation.  As a result, the finder received a total fee of 800,000 shares of the Company’s common stock.

On May 23, 2006, the Company issued 50,000 restricted common shares with a fair value of $7,500 to a consultant for services related to the Uinta Basin project and for services as a member of the Company’s advisory board.

On May 22 , 2006 (Note 5), the Company issued 500,000 restricted common shares with a fair value of $75,000 pursuant to a consulting agreement for corporate finance services.

(2)  2006 Stock Options

(a)

The fair value of the common stock options granted during the period was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.88%
Expected volatility	153%
Expected option life (in years)	5

(b)

During the three months ended March 31, 2006, the Company granted a total of 500,000 five-year common stock options at an exercise price of $0.11.  The Company recognized stock-based compensation of $50,000, which represented the estimated fair value of these stock options.

(c)

During the three months ended June 30, 2006, the Company granted a total of 100,000 five-year common stock options at an exercise price of $0.12.  The Company recognized stock-based compensation of $11,000, which represented the estimated fair value of these stock options.

(d)

On September 29, 2006, the Company filed a Registration Statement on Form S-8 to cover up to 4,200,000 shares of common stock to be issued pursuant to the Company’s 2006 Stock Incentive and Option Plan.  None of these options have been granted to date.

(e)

As of September 30, 2006, there were 5,775,000 stock options available for grant under the Company’s 2005 Stock Incentive and Option Plan and 4,200,000 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(e)

The Company’s stock option activity was as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2005	-	$ -	-
Granted	600,000	0.11	5 years
Exercised	(600,000)	-	-
Balance, September 30, 2006 (Unaudited)	-	$ -	-

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006, the Company incurred $15,034 (2005 -$22,801) in management fees to directors. As of September 30, 2006, the Company owed $9,000 in management fees.

During the nine months ended September 30, 2006, the Company incurred $16,507 (2005 - $16,934) in rent and office expenses to a private company controlled by a shareholder.

During the nine months ended September 30, 2006, the Company incurred $1 27,418 (2005 - $735,786) in consulting fees to significant shareholders, the majority of it which is to a shareholder who is part of management, and $11,079 (2005 - $18,685) in professional fees paid to another shareholder .

During the nine months ended September 30, 2006, a company controlled by a significant shareholder earned $20,622 (2005 - $18,336) pursuant to prepaid services agreements (See note 5).

At September 30, 2006, an amount of $194,152 (2005 - $122,678) was receivable from Golden Spirit Enterprises Ltd.  This amount is non-interest bearing and has no specific terms of repayment.

At September 30, 2006, amounts due to related parties were $106,687 (2005 - $68,856).

NOTE 8 - INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of September 30, 2006, the Company has combined net operating losses carried forward totaling approximately $16,900,000 for tax purposes which expire through 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

NOTE 9 – SUPPLEMENTAL CASH FLOW

 Nine month

Nine month

period ended

period ended

September 30, 2005

September 30, 2004

------------------

 ------------------

Cash paid during the period for:

Interest

$     -

$     -

Income taxes

$     -

$     -

NOTE 10-CONTIGENCY

On February 21, 2002, the Company issued 350,000 common shares with a fair value of $119,000 to Empire Sterling Corporation (“Empire”) for services to be rendered with respect to the planned acquisition of ACGT Corporation (“ACGT”).  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire failed to return the share certificate to the Company so the Company commenced court proceedings against the principals of Empire. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was subsequently successful and has now applied to have the share certificates released and cancelled. As of September 30, 2006, the Company is still in the process of having the certificates released.

NOTE 11– SUBSEQUENT EVENTS

In October 2006, the Company issued 5,775,000 common shares from the cashless exercise of options pursuant to option grants under the Company’s 2005 Stock Option and Incentive Plan and 425,000 common shares from the exercise of options pursuant to option grants under the Company’s 2006 Stock Option and Incentive Plan.  All shares were issued at an exercise price of $0.10 per share.

On November 1, 2006, the Company entered into an agreement with an Alberta Corporation, with a 2-year term, whereby the company will provide consulting services to the Company (valued at $48,000) in exchange for 480,000 restricted shares of the Company's common stock.

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

2

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

3

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

We have retained Greg Wood of Wood Geophysical, Inc. of Utah to co-ordinate and supervise the 2-D Seismic program on the Shotgun Draw Prospect.

We have also received a report on local faulting in and around Strawberry Ridge, which runs North-South through the center of our lease. The report was provided by Geologist Paul Anderson pursuant to his site inspection conducted in early September, and was produced on the area to confirm prior fault mapping results.

The principal regional fault just to the west of Strawberry Ridge and running in a north - south direction paralleling the ridgeline was successfully located.  Logistically, this is positive news since the initial wells can be drilled on Strawberry Ridge taking advantage of the current two and one half kilometer access road located on top of the ridgeline.

It is also likely that this main fault will provide stratigraphic closure of the undisturbed sedimentary stack lying to the east and including the ridge which covers half the acreage of the property.  Although the our principal target is deep basin gas at 15,000 feet, these wells will also provide possible indications of conventional gas traps at shallower horizons.  A vibrator seismic line has been planned for the entirety of the ridgeline, turning westerly on the southern end to cross over the fault.

An application for a conventional seismic line to be completed with helicopter support in the Ashley National Forest has been filed.  This particular line is several miles in length and is designed to tie in with another seismic line on the eastern boundary of the property and to cut across Strawberry Ridge at mid property.  An application has also been prepared for the vibrator seismic line along Strawberry Ridge.

Extensive outcrops of fissal oil shale along the access road to the west of the ridge and fault were further observed by Geologist Paul Anderson.

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

During 2006, Derek anticipates corporate operations on the LAK Ranch to include the following:

-Supporting the Operator & their exceptional technical expertise with enhanced oil recovery methods on the Newcastle formation of the LAK Ranch reservoir

-Offering the Operator potential strategies evaluated by Derek's consultants at Pacific Geotechnical and its highly qualified board of directors

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

-Determining an effective drill program

-Monitoring that the highest possible price is being received for LAK Ranch oil production

-Researching to acquire more land for further exploration & development

Since the end of August 2006, the limited "Continuous Steaming Program" that commenced in November 2005 continues to demonstrate positive reservoir reactions, increasing temperature readings, decreasing viscosity and increased oil production

-Successful results are being observed in the limited Pilot Program

-Multiple targets for future development identified in the 3D seismic interpretation by Derek's geophysicist & geology consultants

-Fiber optic system has been invaluable in monitoring the reservoir temperature

-Produced water treatment expenses were greatly reduced with a more effective chemical used for reverse breaker (removes residual oil particles from produced water)

- And they have successfully tested an economically viable EOR to extract the viscous oil

Recently, after a review of the results of the pilot phase of the project, it has been determined by Ivanhoe that the project is not large enough to support a heavy oil upgrading facility using Ivanhoe’s HTL upgrading technology. Derek has reached an agreement to purchase all of Ivanhoe's interest in the LAK Ranch Project. To consummate this agreement Derek and Ivanhoe have entered into a letter of intent reflecting this purchase that mutually benefits both parties.  On closing, Derek will have a 95% working interest in LAK Ranch Project and will be the project operator.

We received $1,272 in oil royalties in 2005 and a total of $4,397 as of September 30, 2006.

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

Available for Sale Securities.  During 2004, we received 111,111 post reverse-split restricted Rule 144 shares of Golden Spirit Enterprises Ltd. (“Golden Spirit”), a public company with directors and significant shareholders in common. The restricted shares were received as non-refundable consideration pursuant to agreements dated November 10, 2004 and December 10, 2004 with Golden Spirit. Effective December 31, 2004, our Company recorded an unrealized loss in the carrying value of its available-for-sale securities totaling $10,000, which was recorded as other comprehensive loss for the year. During the year ended December 31, 2005, the Company had an unrealized loss totaling $100,000 which had been recorded as other comprehensive loss.  The Company has recorded further unrealized losses in the carrying value of its available-for-sale securities totaling $2,332 during the current period which has been included in other comprehensive loss.  The 111,111 post reverse-split shares of Golden Spirit’s common stock are carried at fair market value of $11,668 as at September 30, 2006.

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

Liquidity and Capital Resources.

For the nine month period ended September 30, 2006, we had total assets of $1,694,983, including cash of $450,697 and taxes recoverable of $2,904.  We have $1,035,562 invested in oil and gas properties, which is represented by $1,035,560 for 13,189 acres of gas leases located in Utah, $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California.  We have available for sale securities with a fair value of $11,668 as at September 30, 2006 and a long- term receivable from Golden Spirit Enterprises Ltd. at cost of $194,152. The decrease in assets was primarily due to an increase in capital expenditures for the Uinta Basin Project.

At September 30, 2006, we had current liabilities of $124,973, which was represented by accounts payable and accrued liabilities of $24,107 and $100,866 due to related parties. As of December 31, 2005 we had current liabilities of $83,473. The decrease in liabilities was a result of payments made to decrease accounts payable.  At September 30, 2006, we had a working capital of $328,628 (December 31, 2005 - $41,582).

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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended September 30, 2006 was $138,486 (2005 - $684,852).  Loss from operations for the nine month period ended September 30, 2006 was $495,790 (2005 - $2,031,283).   This decrease in loss was due to a decrease in stock based compensation expenses and consulting expenses.

From inception to September 30, 2006 our Company has incurred cumulative net losses of $21,351,746 resulting primarily from the write-down of $1,406,000  in its interests in oil and gas properties, write-down of $2,250,937 in its interest in ACGT Corporation, write-down of its investment in Legacy Mining Ltd. and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $4,239,525; office and general expenses of $2,325,787; professional fees of $955,322; interest expense of $98,282 and software development costs of $737,300. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Enterprises Ltd. (See Part I, Utah property)

The cash and equivalents constitute our present internal sources of liquidity.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements .

ITEM 3.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2006 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On February 21, 2002, we issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and we placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, we commenced court proceedings against the principals of Empire Sterling Corporation. Our Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. We continued to file legal process claiming ownership of the shares and breach of trust inter alia. Our Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As at September 30, 2006, we are still in the legal process of having the certificate released.

ITEM 2 CHANGES IN SECURITIES

2006 Stock Transactions

During the nine months ended September 30, 2006, the Company issued a total of 600,000 common shares pursuant to the Company’s 2005 Stock Incentive and Option Plan at prices ranging from $0.11 per share to $0.12 per share for total proceeds of $67,000.

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

Effective September 27, 2006, 400,000 of the finder’s shares were returned to the Company for cancellation. As a result, the finder received a total fee of 800,000 shares of the Company’s common stock, being 10% of the total proceeds from the private placement.

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

(d)  As of September 30, 2006, there were 5,775,000 stock options available for grant under the Company’s 2005 Stock Incentive and Option Plan and 4,200,000 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

 (e) Our stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2004	-	$ -	-
Granted during 2005	7,350,000	0.08
Cancelled during 2005	(125,000)	-
Exercised during 2005	(7,225,000)	-
Balance, December 31, 2005	-	-	-
Granted during 2006	600,000	0.11	5 years
Exercised during 2006	(600,000)	-
Balance September 30, 2006	-	$ -	-

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

2006 Other Subsequent Changes in Securities

Subsequent to September 30, 2006, the Company issued 5,775,000 shares on cashless exercise of options pursuant to option grants under the Company’s 2005 Stock Option and Incentive Plan and 425,000 shares on exercise of options pursuant to option grants under the Company’s 2006 Stock Option and Incentive Plan.  All shares were issued at $0.10 per share.

On November 1, 2006, the Company entered into an agreement with an Alberta Corporation, with a 2-year term, whereby the company will provide consulting services to the Company (valued at $48,000) in exchange for 480,000 restricted shares of the Company's common stock.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of September 30, 2006, with respect to the ownership of our Company's common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each director and officer and by all officers and directors as a group.

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

B. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the nine months ended September 30, 2006, the Company incurred $15,034 (2005 -$22,801) in management fees to directors. As of September 30, 2006, the Company owes $9,000 in management fees.

During the nine months ended September 30, 2006, the Company incurred $16,507 (2005 - $16,934) in rent and office expenses to a private company controlled by a shareholder.

During the nine months ended September 30, 2006, the Company incurred $138,497 (2005 - $735,786) in consulting fees to significant shareholders, the majority of it which is to a shareholder which is part of management, and $11,079 (2005 - $18,685) in professional fees paid.

During the nine months ended September 30, 2006, a company controlled by a significant shareholder earned $20,622 (2005 - $18,336) pursuant to prepaid services agreements

At September 30, 2006, an amount of $194,152 (2005 - $122,678) was receivable from Golden Spirit Enterprises Ltd.  This amount is non-interest bearing and has no specific terms of repayment.

At September 30, 2006, an amount of $6,001 (2005 - $1) was receivable from Legacy Mining Ltd.  This amount is unsecured, non-interest bearing and has no specific terms of repayment.

At September 30, 2006 and December 31, 2005, amounts due to related parties were $100,866 and $68,856, respectively.

At September 30, 2006, the following amounts are due to related parties:

	September 30, 2006	December 31, 2005
Significant shareholder	$100,866	$68,857

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

C. DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Avalon Energy Corporation held the following property in the following amounts:

Property

September 30, 2006

December 31, 2005

----------------------------------------------------------------------------------

Cash

$ 450,697

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

Reports on Forms 8-K – None

Reports on Form SB-2 – Filed July 14, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

AVALON ENERGY CORPORATION

Date: November  14 , 2006

By: /s/ Robert Klein

 ---------------------------

Robert Klein

Chief Executive Officer

