Form 10KSB
period 2006-12-31
AVALON ENERGY CORP.
filed 2007-03-30
CIK 746631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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

Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (X) Yes      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ( )

State issuer’s revenues for its most recent fiscal year. $ 32,593.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of December 31, 2006, there were 55,200,493 shares of the issuer's $0.001 par value common stock issued and outstanding.

Documents incorporated by reference.  There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

AVALON ENERGY CORPORATION

A Nevada corporation

Index to Registration Statement on Form 10-KSB

ITEM NUMBER and CAPTION

PAGE

PART I.

ITEM 1.  Description of Business

2

ITEM 2.  Description of Property

10

ITEM 3.  Legal Proceedings

10

ITEM 4.  Submission of Matters to a Vote of Security Holders

11

ITEM 5.  Market Price for the Avalon Gold Corporation's Common Equity and

             Related Stockholders Matters

11

ITEM 6.  Management's Discussion and Analysis of Financial Condition and

               Results of Operations

17

ITEM 7.  Financial Statements

F-1 to F-23

ITEM 8.  Changes in and Disagreements with Accountants

19

ITEM 8a.Controls and Procedures

20

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons

21

ITEM 10.  Executive Compensation - Remuneration of Directors and Officers

22

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

23

ITEM 12.  Certain Relationships and Related Transactions

24

ITEM 13.  Principal Accountant Fees and Services

24

ITEM 14.  Index to Exhibits

25

SIGNATURES

26

THIS REPORT ON FORM 10-KSB IS FOR THE YEAR ENDING DECEMBER 31, 2006.  THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN MARCH 2007.  TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF DECEMBER 31, 2006. AVALON GOLD CORPORATION HAS INCLUDED A SECTION BELOW ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO DECEMBER 31, 2006.

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

Our Business. Avalon Energy Corporation was inactive and a shell corporation from 1991 to December 1995, when the company began the process of identifying potential business interests, including, but not necessarily limited to, interests in the "Internet E-Commerce".  In this regard, on March 8, 2000, Avalon Energy Corporation signed a Technology Development Agreement with TekMaster Ltd., a British Columbia corporation, and with Xntrik Enterprises Ltd., a British Columbia corporation (the "Tech Agreement"), to fund development of a Scalable Server Platform. The Tech Agreement called for Avalon Energy Corporation to issue 2,000,000 shares of the company's $.001 par value common stock with Rule 144 Restrictions, valued at $600,000 and to fund $200,000 dollars in Canadian Funds for ongoing development costs. The Tech Agreement also called for Xntrik Enterprises Ltd. to design and develop the software and for Tek Master Ltd. to design an interface for an administrative toolkit to manage clients.

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

Derek Oil and Gas Corporation, a public company and the operator, now holds a 95% working interest in the LAK Ranch project and is the project operator. The LAK Ranch Project is a strong fit for Derek's corporate focus of using enhanced oil recovery (EOR) techniques to develop new production from reservoirs in North America. Derek and its partner, SEC Oil and Gas Partnership are confident in the ability of Derek's management to drive this project forward as promptly as possible in 2007.

Based on Avalon’s ongoing agreement with respect to the LAK Ranch,  if Derek sells any or all of its interest in the LAK Ranch Property, it will pay to Avalon, subject to adjustments, 7.5% of the net sales proceeds on the first USD $7,500,000 and 1% on any balance over and above USD$7,500,000.

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

The Company has received $5,380 in oil royalties in 2006. (2005 - $1,272).

As of the date of this report, the current status of the project is as follows:

The first well of a 12 well program was spudded on Monday, March 5 and the program is on track and Derek anticipates tie in to facilities and steaming to commence in May 2007.  The 12 vertical well program totaling approximately 13,250 feet will consist of a pattern of four injector and eight producer wells targeted to produce from the Newcastle sandstone formation. Derek's consultants selected the well placements based on targets identified using the $1.1 million USD, high definition 3D seismic survey completed over 2880 acres of the 8000 plus acre LAK Ranch property. Within the program area, the pay zone is estimated to be 40 to 70 feet thick. The estimated drill budget is USD $2.1 Million.

This 12 well program is being conducted jointly with a third party on a fifty-fifty cost basis, with the third party receiving fifty percent of the revenue until payback on their initial investment is met. Once payback is met, the third party's revenue interest (only on the 12 well program production) will revert to forty percent. Derek will have a 95% working interest in any current and future development and production on the property outside this 12 well program area.

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

The Company has spent a total of $970,279 in acquisition costs and $96,005 in development costs on the Uinta property to date. On January 4, 2007, the USDA Forest Service decided to allow Avalon Energy to conduct their first proposed seismic exploration project. Avalon’s project would consist of approximately 7 miles of 2D seismic exploration in the Strawberry Peak and Shotgun Draw area of the South Unit of the Ashley National Forest.  Due to seasonal access constraints, it is expected that the project would not begin until summer of 2007.  Recording sensors would be placed along the seismic lines every 22 feet, with surface cables connecting the sensors to a central recording station (large truck).  Recording sensors consist of a small microphone, attached to a metal stake.  Shot-holes would also be drilled along the seismic line, every 330 feet, to a depth of about 60 feet.  Drill holes would be loaded with a small explosive charge, backfilled with cuttings and swelling clays, and then shot to produce seismic energy.  Drilling of the shot holes would be conducted using small portable drilling rigs, transported from site to site by either buggy or helicopter.  Along existing roads, buggy drills would be used, whereas helicopter drills would be used on steep topography away from existing roads. Access to the seismic line off of existing roads would be by helicopter, by foot, or by ATV.  No new roads would be required, and no vegetation would need to be cleared or removed.  After completion, all recording sensors and surface cables would be removed.  The entire operation is expected to last about 10 days. The Company is currently accepting bids to complete the first seismic line. In addition, the Company is starting to work on public scoping for the second proposed seismic line (with vibrator trucks).

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

During 2004, the Company received 111,111 restricted Rule 144 shares of Golden Spirit Enterprises Ltd. (“Golden Spirit”), a public company with directors and significant shareholders in common.  The restricted shares were received as non-refundable consideration pursuant to agreements with Golden Spirit dated November 10, 2004 and December 10, 2004 to acquire certain mineral property interests from the Company.  These agreements were subsequently terminated.

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

Available for Sale Securities – related parties.  During 2004, the Company received 111,111 restricted Rule 144 shares of Golden Spirit Enterprises Ltd. (“Golden Spirit”), a public company with directors and significant shareholders in common. The restricted shares were received as non-refundable consideration pursuant to agreements dated November 10, 2004 and December 10, 2004 with Golden Spirit. Effective December 31, 2004 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $10,000 which was recorded as other comprehensive loss for the year.  During the year ended December 31, 2006 the Company recorded an unrealized loss in the carrying value of its available-for-sale securities totalling $8,889 (2005- $90,000, 2004- $10,000) which was recorded as other comprehensive loss for the year.  As at December 31, 2006 the Company owned 111,111 shares of Golden Spirit’s common stock which are carried at fair market value of $21,111 (2005 -$30,000).

On December 31, 2003, the Company agreed to settle an outstanding debt receivable of $122,988 from Legacy Mining Ltd. (“Legacy”) for the issue of 1,229,880 restricted shares of Legacy at a value of $0.10 per share representing a 9.8% interest in Legacy. These restricted shares were issued to the Company on February 20, 2004.  Legacy is a non-reporting entity with a director in common. On December 12, 2006, Legacy filed a Form SB-2 Registration Statement with the United States Security Commission to become a fully reporting Company on the OTC:BB, In fiscal 2004, the Company wrote this investment down to $1 because management determined that it was not recoverable within a reasonable period of time.

Employees. At December 31, 2006, Avalon Energy Corporation had 1 full time employee and 1 part time employee other than its Officers and Directors.

The Following are Material Subsequent Events (Occurring after December 31, 2006).

On January 16, 2007, the Company entered into a Consulting Agreement with a member of its Advisory Board to perform a minimum of two days consulting services during the period January 15, 2007 to February 15, 2007. The consultant will receive compensation of $2,000 for his services and an additional 10,000 shares of the Company for each days consulting spent over two days.

On February 22, 2007, the Company paid $2000 and issued 10,000 shares of the Company valued at $900 as payment in full under the agreement. On February 8, 2007, the Company entered into a Consultant’s Fee Agreement with a resident of the United States whereby the Consultant will assist the Company in obtaining the necessary funding for the development of its Uinta Basin Property. The Consultant will receive compensation in accordance with the standard Lehman formula based on the amount of funding obtained.

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

Accumulated Losses

To date the Company's operations have not generated sufficient operating cash flows to provide working capital for the Company's ongoing overhead, the funding of its lease acquisitions and the exploration and development of these properties. Without adequate financing, the Company may not be able to successfully develop any prospects that it acquires or achieve profitability from its operations in the near future or at all. During the year ended December 31, 2006, Avalon incurred a net  loss of $(738,090) and as of December 31, 2006 has an accumulated deficit of $(21,594,046).

]We cannot predict the future price of oil and natural gas.

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

The Company utilizes the “full cost method” to account for its investment in oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool.  As at December 31, 2005, the Company has no properties with proven reserves.  When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the “units-of-production method” using estimates of proved reserves.  Producing and non-producing properties will be evaluated periodically and, if conditions warrant, an impairment allowance will be provided. Any impairment allowance will be a one-time charge to earnings and will not impact cash flow from operating activities, but may result in a negative impression in the investment community and lower stock prices.

New government regulation and environmental risks could increase our costs.

The production and sale of oil and gas are subject to a variety of federal, state and local government regulations. These include:

o    the prevention of waste

o    the discharge of materials into the environment

o    the conservation of oil and natural gas, pollution, permits for drilling operations, drilling bonds, reports concerning operations

o    the spacing of wells

o    the unitization and pooling of properties

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

Risks Associated with Management of Growth

Because of its small size, Avalon's growth in accordance with its business plans, if achieved, will place a significant strain on Avalon’s financial, technical, operation and management resources.  As Avalon expands its activities and increases the number of projects it is evaluating or in which it participates, there will be additional demands on Avalon's financial, technical and management resources. The failure to continue to upgrade Avalon's technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties,  including the recruitment and retention of experienced managers,  geoscientists and engineers,  could have a material adverse effect on Avalon's business,  financial condition and results of operations and its ability to timely execute its business plan.

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

ITEM 2.

DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Avalon Energy Corporation held the following property in the following amounts:

Property

December 31, 2006

December 31, 2005

----------------------------------------------------------------------------------------------------

Cash and equivalents

US $ 355,009

US $ 41,081

Avalon Energy Corporation defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. Avalon Energy Corporation does not presently own any interests in real estate. Avalon Energy Corporation does not presently own any inventory or equipment.

Facilities. Avalon Energy Corporation does not own any real or personal property. Prior to August 1, 2000, Avalon Energy Corporation's President provided office space. However, as of August 1, 2000, Avalon Energy Corporation has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,050 per month for a period of 3 years and has been renewed for an additional 3 years at $2,050 per month. The current tenancy agreement expires August 1, 2008. Avalon Energy Corporation's principal corporate offices are located at 1288 Alberni Street, Suite 806, Vancouver, B.C., V6E 4N5.

ITEM 3.

LEGAL PROCEEDINGS.

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As of December 31, 2006, the Company is still in the legal process of having the certificate released.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5.

MARKET PRICE FOR THE AVALON ENERGY CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As at December 31, 2006 there were approximately 2,000 holders of the outstanding shares of the Avalon Energy Corporation's $0.001 par value common stock.  Avalon Energy Corporation participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the most recent trading symbol "AVLN".  According to quotes provided by stockhouse.com, the Avalon Energy Corporation's common stock has closed at:

Quarter

High

Low

2004 First Quarter

$0.09

$0.06

2004 Second Quarter

$0.08

$0.06

2004 Third Quarter

$0.14

$0.12

2004 Fourth Quarter

$0.20

$0.19

2005 First Quarter

$0.33

$0.15

2005 Second Quarter

$0.17

$0.11

2005 Third Quarter

$0.19

$0.11

2005 Fourth Quarter

$0.20

$0.10

2006 First Quarter

$0.20

$0.10

2006 Second Quarter

$0.17

$0.12

2006 Third Quarter

$0.14

$0.08

2006 Fourth Quarter

$0.13

$0.07

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

Common Stock. Avalon Energy Corporation is authorized to issue 200,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of Avalon Energy Corporation constitute equity interests in Avalon Energy Corporation entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments.  As of December 31, 2006, 55,200,493 shares of the Avalon Energy Corporation's common stock were issued and outstanding.

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

Sales of Securities

2006 Stock Transactions:

During the year ended December 31, 2006, the Company issued:

(a)

600,000 common shares on exercise of options granted pursuant to the Company’s 2005 Stock Incentive and Option Plan at prices ranging from $0.11 per share to $0.12 per share for total proceeds of $67,000.

(b)

100,000 restricted common shares with a fair value of $12,000 to a consultant for services related to the Uinta Basin project.

(c)

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

(d)

50,000 restricted common shares with a fair value of $7,500 and 70,000 restricted common shares with a fair value of $8,400 to a consultant for services related to the Uinta Basin project and for services as a member of the Company’s advisory board.

(e)

 500,000 restricted common shares with a fair value of $75,000 pursuant to a consulting agreement for corporate finance services.

(f)

 5,775,000 common shares from the exercise of options pursuant to option grants under the Company’s 2005 Stock Option and Incentive Plan and 425,000 common shares from the exercise of options pursuant to option grants under the Company’s 2006 Stock Option and Incentive Plan.  All shares were issued at an exercise price of $0.10 per share.  In consideration for these shares the Company received promissory notes from the optionees (refer to Note 7 (3)(c)).

(g)

 480,000 restricted common shares with a fair value of $48,000 to a private company in exchange for consulting services over a two year term. The consultant will provide corporate business development and strategy for the Company in connection with the Company's oil & gas exploration and development in the Uinta Basin, Utah.

2006 - Stock Options

(a)

The fair value of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.67%
Expected volatility	73.3%
Expected option life (in years)	1

(b)

During 2006, the Company granted a total of 6,800,000, 5 year common stock options at exercise prices of between $0.10 and $0.12 per share.  The Company recognized stock-based compensation of $241,000 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(c)

On October 2, 2006, the Company issued 5,775,000 common shares from the exercise of options pursuant to option grants under the Company’s 2005 Stock Option and Incentive Plan and 425,000 common shares from the exercise of options pursuant to option grants under the Company’s 2006 Stock Option and Incentive Plan.  All shares were issued at an exercise price of $0.10 per share. As consideration, the Company issued promissory notes to the optionees totalling $620,000. The promissory notes are repayable in six months and bear interest at 10%. At December 31, 2006 the Company has recorded $15,500 accrued interest on the promissory notes.

(d)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2004	-	-	-
Granted during 2005	7,350,000	0.13	5 years
Cancelled during 2005	-	-
Exercised during 2005	(7,350,000)	-
Balance, December 31, 2005	-
Granted during 2006	6,800,000	0.10	5 years
Exercised during 2006	(6,800,000)	-
Balance, December 31, 2006	-	$ -	-

(e)

On September 29, 2006, the Company filed a Registration Statement on Form S-8 to cover up to 4,200,000 shares of common stock to be issued pursuant to the Company’s 2006 Stock Incentive and Option Plan (the “Plan”).  These shares are to be issued when required from authorized and unissued common stock of the Company. The purpose of the plan is to provide the opportunity for eligible employees, consultants and members of the Board of Directors to increase their proprietary interest in the Company and as an incentive for them to remain in the service of the Company. The option price is set at the fair market value of the common stock at the date of issue. The term of the options, once granted, is not to exceed five years.

(f)

As of December 31, 2006, there were 3,775,000 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

2005 Stock Transactions:

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

2005 - Stock Options:

(g)

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

Liquidity and Capital Resources.

For the year ended December 31, 2006, we had total assets of $1,675,031, compared to total assets in 2005 of $1,254,942. This includes a cash balance of $355,009, compared to   $41,081 in 2005.  We also have taxes recoverable of $1,210 an account receivable from Legacy Mining Ltd. of $16,360.  We have $1,066,286 invested in oil and gas properties, which is represented by $1,066,284 for 13,189 acres of gas leases located in Utah, $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California.  We have available for sale securities with a fair value of $21,111 as at December 31, 2005, a long-term investment in Legacy Mining Ltd. recorded at a nominal value of $1 and a long- term receivable from Golden Spirit Gaming Ltd. at cost of $215,054. The increase in assets was primarily due to increase in cash resulting from a private placement of 8,000,000 common shares @ $0.10 per share in May, 2006.

At December 31, 2006, we had current liabilities of $147,104, which was represented by accounts payable and accrued liabilities of $32,553 and $114,551 due to related parties. At December 31, 2005 we had current liabilities of $83,473. The increase in liabilities was due to an increase in funds due to related parties and an increase in accounts payable.  At December 31, 2006, we had a working capital surplus of $225,475 (2005 - $(41,105) working capital deficiency).

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

Results of Operations

We realized interest and royalty revenue in 2006 of $32,593, which represents all of our revenues from operations to date. During the year ended December 31, 2006 the loss from operations is $738,090 (2005 - $1,950,963).  This decrease in loss was due to an decrease in stock based compensation expenses and consulting expenses.

From inception to December 31, 2006 Avalon Energy Corporation has incurred cumulative net losses of $17,133,413 resulting primarily from the write-down of $2,251,937 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of its investment in Legacy Mining Ltd. and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $4,267,598, office and general expenses of $2,370,670; professional fees of $977,259; interest expense of $98,282 and software development costs of $737,300. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Enterprises Ltd. (See Part I, Item 3- Utah property).

The cash and equivalents constitute our present internal sources of liquidity.

Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

Our Plan of Operation for the Next Twelve Months

We do anticipate that we will need to raise additional capital within the next 12 months in order to finance our seismic program, our administration costs and pay our current liabilities and continue as a going concern.  In May, 2006, the Company raised $648,545 net funding through a private placement ($800,000 gross) to fund the next phase of the Shotgun Draw, Uinta basin Overpressured Gas Project which is a 2-D seismic line.  To the extent that additional capital is raised through the sale of equity or equity- related securities, the issuance of such securities could result in dilution of our stockholders.  There can be no assurance that additional funding will be available on favorable terms, if at all.  If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

Avalon Energy Corporation does anticipate some expenditures within the next 12 months for its new acquisition in the Uinta Basin, Utah that should not affect its liquidity. Avalon is presently receiving quotes on performing seismic on its acreage and it will also be seeking quotes on the cost of an environmental impact study requested by the regulatory authorities in Utah. Avalon will be seeking drilling permits in Utah and will incur costs towards an environmental study with respect to its 13,189 acres.

The Company may elect to raise funds for potential drilling through equity financing or possible joint venture partnerships. Avalon Energy Corporation does not anticipate any significant exploration costs within the next 12 months, nor does the Avalon Energy Corporation anticipate that it will lease or purchase any significant equipment within the next 12 months. Avalon Energy Corporation does not anticipate a significant change in the number of its employees within the next 12 months. During 2007, the Company’s plan to perform a 2-D seismic line on our Shotgun Draw, Uinta Basin prospect is estimated at a cost of $200,000 - $300,000USD.

ITEM 7.-FINACIAL STATEMENTS

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

TABLE OF CONTENTS

PAGE NO.

  Reports of Independent Registered Public Accounting Firms.............F-1-F-1a

  Balance Sheet.........................................................................................F-2

  Statements of Operations........................................................................F-3

  Statement of Stockholders' Deficit..........................................................F-4-7

  Statements of Cash Flows......................................................................F-8-9

  Notes to Financial Statements................................................................F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Avalon Energy Corporation

(An Exploration Stage Company)

Vancouver, British Columbia, Canada

We have audited the accompanying balance sheet of Avalon Energy Corporation (an exploration stage company) as of December 31, 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the cumulative data from January 1, 1996 (inception) to December 31, 2005 in the statements of operations, stockholders’ deficit and cash flows, which were audited by another independent registered public accounting firm whose report dated February 22, 2006, which expressed an unqualified opinion (the report was modified related to the uncertainty of the Company’s ability to continue as a going concern), has been furnished to us. Our opinion, insofar as it relates to the amounts included for the cumulative period from January 1, 1996 (inception) to December 31, 2006, is based solely on the reports of the other independent registered public accounting firm.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avalon Energy Corporation (an exploration stage company) as of December 31, 2006, and the results of its activities and cash flows for the year then ended and for the cumulative period from January 1, 1996 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s current liabilities exceed current assets, has incurred significant losses since inception and further losses are anticipated in the exploration and development of its resource properties, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/L.L. Bradford & Company, LLC.

L.L. Bradford & Company, LLC

March 27, 2007

Las Vegas, Nevada

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

                                                                      /s/: Dale Matheson Carr-Hilton Labonte

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 22, 2006

F-1a

AVALON ENERGY CORPORATION

 (An Exploration Stage Company)

BALANCE SHEETS

	December 31, 2006	December 31, 2005

ASSETS

CURRENT ASSETS
Cash	$ 355,009	$ 41,081
Taxes recoverable	1,210	810
Due from Legacy Mining Ltd.	16,360	-

	372,579	41,891

AVAILABLE FOR SALE SECURITIES – related parties	21,112	30,001
DUE FROM GOLDEN SPIRIT ENTERPRISES LTD.	215,054	167,291
OIL AND GAS PROPERTIES, (full cost method of accounting, unproven)	1,066,286	1,015,759

	$ 1,675,031	$ 1,254,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 32,553	$ 14,616
Due to related parties	114,551	68,857
	147,104	83,473

CONTINGENCY

STOCKHOLDERS’ EQUITY
Convertible Preferred: - Class A voting stock, $0.001 par value, 5,000,000 shares authorized
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized
Common stock, $.001 par value, 200,000,000 shares authorized
55,200,493 (December 31, 2005 – 38,400,493) shares issued and outstanding	94,916	78,116
Additional paid-in capital	23,828,244	22,117,599
Deferred Compensation	(56,798)	(68,290)
Promissory Notes Receivable	(635,500)	-
Deficit accumulated during the exploration stage	(17,133,413)	16,395,323
Deficit accumulated prior to the exploration stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive loss	(108,889)	(100,000)
	1,527,927	1,171,469

	$ 1,675,031	$ 1,254,942

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

 (An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year ended December 31, 2006	Year ended December 31, 2005	Cumulative from January 1, 1996 (inception of exploration stage) to December 31, 2006

GENERAL AND ADMINISTRATIVE EXPENSES
Litigation settlement	$ -	$ -	$ 2,291,070
Management and consulting fees	278,899	1,062,889	4,267,598
Consulting fees – stock based compensation (Note 7)	241,000	620,640	1,851,140
Exploration Costs (Note 4)	-	1,000	113,678
Loss on settlement of debt	-	-	718,784
General and administrative	138,533	209,443	2,370,670
Professional fees	112,251	56,991	977,259
Interest expense	-	-	98,282
Software development costs	-	-	737,300

LOSS BEFORE THE FOLLOWING	770,683	1,950,963	13,425,781

Interest and Royalty Income	(32,593)	-	(32,593)
Property Option Income	-	-	(130,000)
Write-down of investment in Legacy Mining Ltd.	-	-	128,288
Write-down of interest in ACGT Corporation	-	-	1,406,000
Write-down of interest in oil and gas properties	-	-	2,250,937
Loss on Iceberg Drive Inn Investment	-	-	85,000

NET LOSS FOR THE YEAR	$ (738,090)	$ (1,950,963)	$ (17,133,413)

BASIC NET LOSS PER SHARE	$ (0.02)	$ (0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	46,541,329	33,961,718

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF EXPLORATION STAGE) TO DECEMBER 31, 2006

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

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF EXPLORATION STAGE) TO DECEMBER 31, 2006

	Number of shares	Amount	Additional Paid In Capital	Deferred Compensation	Stock subscribed	Deficit accumulated during the exploration stage	Total

Balance forward, December 31, 2000	10,730,433	$ 10,730	$ 10,177,534	$ -	$ -	$ (8,575,779)	$ 1,612,485
Common stock subscriptions, 1,000,000 shares at $.70 per share, net of finder’s fee of $70,000 – Jan. 30, 2001	-	-	-		630,000	-	630,000
Shares issued for Harvester Property finder’s fee at $.585 per share – Feb. 27, 2001	50,000	50	29,200	-	-	-	29,250
Shares issued for debt at $.72 per share – March 27, 2001	431,274	431	310,086	-	-	-	310,517
Shares issued for cash at $.50 per share – July 13, 2001	350,000	350	174,650	-	-	-	175,000
Shares issued for debt at $.50 per share – Aug. 15, 2001	434,458	435	216,794	-	-	-	217,229
Common stock subscriptions, 6,000 shares at $.50 per share – July 10, 2001	-	-	-		3,000	-	3,000
Shares issued for cash at $.30 per share, net of finder’s fee of $30,000 – Oct. 12, 2001	1,000,000	1,000	269,000	-	-	-	270,000
Shares issued for debt at $.40 per share – Nov. 5, 2001	528,333	528	210,805	-	-	-	211,333
Shares issued for deferred compensation at $.47 per share – Nov. 15, 2001	200,000	200	93,800	(94,000)	-	-	-
Deferred compensation expense recorded in the year	-	-	-	3,917	-	-	3,917
Net loss for the year ended December 31, 2001	-	-	-		-	(3,120,340)	(3,120,340)
Balance, December 31, 2001	13,724,498	13,724	11,481,869	(90,083)	633,000	(11,696,119)	342,391

Shares returned to treasury and cancelled – Jan. 21, 2002	(47,500)	(47)	(9,453)	-	-	-	(9,500)
Shares issued from stock subscriptions – Jan. 31, 2002	1,000,000	1,000	629,000	-	(630,000)	-	-
Shares issued for services at $.34 per share – Feb. 19, 2002	916,108	916	310,562	-	-	-	311,478
Shares issued for acquisition of rights at $.33 per share – March 6, 2002	4,000,000	4,000	1,316,000	-	-	-	1,320,000
Shares issued for services at $.34 per share – March 31, 2002	350,000	350	118,650	-	-	-	119,000
Shares issued for services at $.14 per share – May 21, 2002	4,297,213	4,297	597,313	-	-	-	601,610
Shares returned to treasury and cancelled – June 5, 2002	(100,000)	(100)	(32,900)	-	-	-	(33,000)
Shares issued for cash at $0.50 per share – Sept. 5, 2002	6,000	6	2,994	-	(3,000)	-	-
Shares issued for services at $0.08 per share – Sept 5, 2002	2,120,000	2,120	167,480	-	-	-	169,600
Shares issued for fees at $0.08 per share – Sept. 5, 2002	400,000	400	31,600	-	-	-	32,000
Balance, December 11, 2002	26,666,319	$ 26,666	$ 14,613,115	$ (90,083)	$ -	$ (11,696,119)	$ 2,853,579

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF EXPLORATION STAGE) TO DECEMBER 31, 2006

	Number of shares	Amount	Additional Paid In Capital	Deferred Compensation	Stock subscribed	Deficit accumulated during the exploration stage	Total

Balance, December 11, 2002	26,666,319	$ 26,666	$ 14,613,115	$ (90,083)	$ -	$ (11,696,119)	$ 2,853,579
Share consolidation, 1:10 on December 12, 2002	(23,999,688)	-	-	-	-	-	-

Balance forward, December 12, 2002 after 1:10 split	2,666,631	26,666	14,613,115	(90,083)	-	(11,696,119)	2,853,579
Shares issued for deferred compensation at $0.12 per share – Dec. 13, 2002	6,500,000	6,500	773,500	(780,000)	-	-	-
Shares issued for services at $0.12 per share – Dec. 16, 2002	3,690,000	3,690	439,110		-	-	442,800
Deferred compensation expense recorded in the year				44,707			44,707
Net loss for the year ended December 31, 2002	-	-	-		-	(3,360,353)	(3,360,353)

Balance, December 31, 2002	12,856,631	36,856	15,825,725	(825,376)	-	(15,056,472)	(19,267)
Shares issued for stock options at $.15 – Jan. 2, 2003	300,000	300	44,700	-	-	-	45,000
Shares issued for stock options at $.15 –Jan. 24, 2003	100,000	100	14,900	-	-	-	15,000
Shares issued for stock options at $.15 –Feb.18, 2003	100,000	100	14,900	-	-	-	15,000
Shares issued for stock options at $.15–Feb.25, 2003	250,000	250	37,250	-	-	-	37,500
Shares issued for stock options at $.15 – Mar.3, 2003	1,950,000	1,950	290,550	-	-	-	292,500
Shares returned to treasury and cancelled – Mar. 6, 2003	(1,333)	(1)	(5,499)	-	-	-	(5,500)
Shares issued for cash at $.125 per share – Mar. 17,2003	800,000	800	99,200	-	-	-	100,000
Shares issued for stock options at $.15 – May 12, 2003	700,000	700	104,300	-	-	-	105,000
Shares issued for stock options at $.15 – May 30, 2003	700,000	700	104,300	-	-	-	105,000
Shares issued for stock options at $.03 – June 13, 2003	900,000	900	26,100	-	-	-	27,000
Shares issued for stock options at $.03 – June 23, 2003	300,000	300	8,700	-	-	-	9,000
Shares issued for stock options at $.03 – June 26, 2003	100,000	100	2,900	-	-	-	3,000
Shares returned to treasury and cancelled – July 11, 2003	(800,000)	(800)	(39,200)	-	-	-	(40,000)
Shares issued for stock options at $.03 – July 24, 2003	325,000	325	9,425	-	-	-	9,750
Shares issued for stock options at $.03 – August 1, 2003	275,000	275	7,975	-	-	-	8,250
Shares issued for stock options at $.03 – August 3, 2003	100,000	100	2,900	-	-	-	3,000
Shares issued for stock options at $.03 – August 11, 2003	225,000	225	6,525	-	-	-	6,750
Shares issued for stock options at $.03 – August 14, 2003	75,000	75	2,175	-	-	-	2,250
Shares issued for stock options at $.04 – August 14, 2003	425,000	425	16,575	-	-	-	17,000

	19,680,298	$ 43,680	$ 16,574,401	$ (825,376)	$ -	$ (15,056,472)	$ 736,233

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF EXPLORATION STAGE) TO DECEMBER 31, 2006

	Number of shares	Amount	Additional Paid In Capital	Deferred Compensation	Share subscriptions receivable	Deficit accumulated during the exploration stage	Total

Balance carried forward	19,680,298	$ 43,680	$ 16,574,401	$ (825,376)	$ -	$ (15,056,472)	$ 736,233
Shares issued for stock options at $.04 – August 29, 2003	1,275,000	1,275	49,725	-	-	-	51,000

Balance, September 7, 2003	20,955,298	44,955	16,624,126	(825,376)	-	(15,056,472)	787,233
Share consolidation, 1:4 on September 8, 2003	(15,716,473)	-	-	-	-	-	-

Balance forward, September 8, 2003 after 1:4 split	5,238,825	44,955	16,624,126	(825,376)	-	(15,056,472)	787,233

Shares issued for services at $0.30 per share – October 3, 2003	276,667	277	82,723	-	-	-	83,000
Shares issued for stock options at $.19 – October 3, 2003	425,000	425	80,325	-	-	-	80,750
Shares issued for stock options at $.19 – October 6, 2003	150,000	150	28,350	-	-	-	28,500
Shares issued for stock options at $.21– October 21, 2003	400,000	400	63,600	-	-	-	64,000
Shares issued for stock options at $.11- October 24, 2003	111,125	111	12,113	-	(10,984)	-	1,240
Shares issued for stock options at $.09– October 27, 2003	400,000	400	35,600	-	(36,000)	-	-
Shares issued for mining property at $.18 – October 27, 2003	50,000	50	8,950	-	-	-	9,000
Shares issued for stock options at $.08 – November 3, 2003	435,000	435	34,365	-	(34,800)	-	-
Shares issued for stock options at $.08 – November 12, 2003	500,000	500	39,500	-	(40,000)	-	-
Shares issued for stock options at $.08 – November 13, 2003	185,000	185	14,615	-	(14,800)	-	-
Shares issued for stock options at $.08 – November 18, 2003	645,000	645	50,955	-	(51,600)	-	-
Shares issued for stock options at $.08 – November 24, 2003	548,875	548	43,362	-	(43,910)	-	-
Shares returned to treasury and cancelled – December 15, 2003	(60,000)	(60)	(17,940)	-	-	-	(18,000)
Share reconciliation	-	-	(1)	-	-	-	-
Stock Based Compensation	-	-	651,000	-	-	-	651,000
Deferred compensation expense recorded in the year	-	-	-	352,332	-	-	352,332
Net loss for the year ended December 31, 2003	-	-	-	-	-	(2,170,465)	(2,170,465)

Balance, December 31, 2003	9,305,492	$ 49,021	$ 17,751,644	$ (473,044)	$ (232,094)	$(17,226,937)	$ (131,410)

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF EXPLORATION STAGE) TO DECEMBER 31, 2006

	Number of shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Deferred Compensation	Share subscriptions receivable	Deficit accumulated during the exploration stage	Total

December 31, 2003 – balance carried forward	9,305,492	$ 49,021	$ 17,751,644	$ -	$ (473,044)	$ (232,094)	$ (17,226,937)	$ (131,410)

Shares issued for services at $0.12 – January 15, 2004	1,050,000	1,050	124,950	-	126,000	-	-	-
Share subscriptions received – January 21, 2004	-	-	-	-	-	232,094	-	232,094
Shares issued for debt at $0.11 – February 11, 2004	1,550,000	1,550	168,950	-	-	-	-	170,500
Shares issued for mineral property at $0.11 – February 27, 2004	1,000,000	1,000	109,000	-	-	-	-	110,000
Shares issued for debt at $0.08 – May 26, 2004	2,500,000	2,500	197,500	-	-	-	-	200,000
Shares issued for stock options at $0.06 – July 7, 2004	1,375,000	1,375	81,125	-	-	-	-	82,500
Shares returned and cancelled – July 9, 2004	(210,000)	(210)	(18,790)	-	-	-	-	(19,000)
Shares issued for stock options at $.08 – September 17, 2004	1,000,000	1,000	79,000	-	-	-	-	80,000
Shares returned and cancelled – September 28, 2004	(1,000,000)	(1,000)	(79,000)	-	-	-	-	(80,000)
Shares issued for stock options at $.06 – September 28, 2004	1,125,000	1,125	66,375	-	-	-	-	67,500
Shares issued for services at $0.12 – October 1, 2004	100,000	100	12,900	-	13,000	-	-	-
Shares issued for stock options at $.08 – October 7, 2004	600,000	600	47,400	-	-	-	-	48,000
Shares issued for stock options at $.08 – November 22, 2004	3,300,000	3,300	260,700	-	-	-	-	264,000
Shares issued for stock options at $.08 – November 23, 2004	700,000	700	55,300	-	-	-	-	56,000
Shares returned and cancelled – November 23, 2004	(300,000)	(300)	(23,700)	-	-	-	-	(24,000)
Shares returned and cancelled – November 24, 2004	(65,000)	(65)	(10,435)	-	-	-	-	(10,500)
Shares issued for salaries – December 1, 2004	100,000	100	19,900	-	-	-	-	20,000
Shares returned and cancelled – November 23, 2004	(2,000,000)	(2,000)	(158,000)	-	-	-	-	(160,000)
Shares issued for stock options at $0.08 – December 8, 2004	1,250,000	1,250	98,750	-	-	-	-	100,000
Shares issued for stock options at $0.08 – December 13, 2004	475,000	475	37,525	-	-	-	-	38,000
Shares issued for stock options at $0.08 – December 16, 2004	775,000	775	61,225	-	-	-	-	62,000
Stock Based Compensation	-	-	338,500	-	-	-	-	338,500
Deferred compensation expense recorded in the year	-	-	-	-	418,582	-	-	418,582
Other comprehensive loss:
Unrealized losses on available for sale securities	-	-	-	(10,000)	-	-	-	(10,000)
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	(1,678,056)	(1,678,056)
Balance, December 31, 2004	22,630,492	$ 62,346	$ 19,220,819	$ (10,000)	$ (193,462)	$ -	$ (18,904,993)	$ 174,710

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2006

	Number of shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Deferred Compensation	Share subscriptions receivable	Deficit accumulated during the exploration stage	Total
Balance December 31, 2004	22,630,492	$ 62,346	$ 19,220,819	$ (10,000)	$ (193,462)	$ -	$ (18,904,993)	$ 174,710
Shares issued for stock options at $0.28 – January 20, 2005	500,000	500	139,500	-	-	-	-	140,000
Shares issued for stock options at $0.26– January 21, 2005	300,000	300	77,700	-	-	-	-	78,000
Shares issued for services at $0.26 – January 21, 2005	50,000	50	12,950	-	-	-	-	13,000
Shares issued for cash at $0.15 – February 4, 2005, net of finder’s fee of $130,900	5,950,000	5,950	755,650	-	-	-	-	761,600
Shares issued for finder’s fees at $0.22 – February 7, 2005	1,795,000	1,795	393,105	-	-	-	-	394,900
Shares issued for services at $0.22 – February 7, 2005	250,000	250	54,750	-	-			55,000
Shares issued for stock options at $0.20 – February 10, 2005	65,000	65	12,935	-	-	-	-	13,000
Shares issued for services at $0.18 – February 17, 2005	100,000	100	17,900	-	-	-	-	18,000
Shares issued for stock options at $0.18 – February 25, 2005	25,000	25	4,475	-	-	-	-	4,500
Shares issued for stock options at $0.18 – March 22, 2005	188,000	188	33,652	-	-	-	-	33,840
Shares issued for stock options at $0.14 – April 7, 2005	250,000	250	34,750	-	-	-	-	35,000
Shares issued for stock options at $0.11 – April 21, 2005	500,000	500	54,500	-	-	-	-	55,000
Shares issued for stock options at $0.13 – May 17, 2005	450,000	450	58,050	-	-	-	-	58,500
Shares issued for stock options at $0.11 - April 29, 2005	250,000	250	27,250	-	-	-	-	27,500
Shares issued for stock options at $0.13 – May 26, 2005	650,000	650	83,850	-	-	-	-	84,500
Shares issued for stock options at $0.13 – June 14, 2005	250,000	250	32,250	-	-	-	-	32,500
Shares issued for stock options at $0.13 – June 28, 2005	325,000	325	41,925	-	-	-	-	42,250
Shares issued for services at $0.14 – June 28, 2005	400,000	400	55,600	-	-	-	-	56,000
Shares issued for stock options at $0.12 – August 10, 2005	615,000	615	73,185	-	-	-	-	73,800
Shares issued for stock options at $0.12 – August 11, 2005	125,000	125	14,875	-	-	-	-	15,000
Shares returned and cancelled– August 30, 2005	(125,000)	(125)	(16,125)	-	-	-	-	(16,250)
Shares issued for stock options at $0.11 – August 12, 2005	1,725,000	1,725	188,025	-	-	-	-	189,750
Shares issued for stock options at $0.11 – September 14, 2005	255,000	255	27,795	-	-	-	-	28,050
Shares issued for stock options at $0.11 – September 22, 2005	250,000	250	27,250	-	-	-	-	27,500
Shares issued for stock options at $0.11 – October 12, 2005	245,000	245	26,705	-	-	-	-	26,950
Shares issued for stock options at $0.13 – November 30, 2005	100,000	100	12,900	-	-	-	-	13,000
Shares issued for stock options at $0.11 – December 21, 2005	282,000	282	30,738	-	-			31,020
Stock based compensation	-	-	620,640	-	-	-	-	620,640
Deferred compensation expense recorded in the year	-	-	-	-	125,172		-	125,172
Other comprehensive loss:	-	-	-	-	-	-	-	-
Unrealized losses on available for sale securities	-	-	-	(90,000)	-	-	-	(90,000)
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	(1,950,963)	(1,950,963)
Balance December 31, 2005	38,400,493	$ 78,116	$ 22,117,599	$ (100,000)	$ (68,290)	$ -	$(20,855,956)	$ 1,171,469

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2006

	Number of shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Deferred Compensation	Share subscriptions receivable	Promissory Notes Receivable	Deficit accumulated during the exploration stage	Total
Balance December 31, 2005	38,400,493	$ 78,116	$ 22,117,599	$ (100,000)	$ (68,290)	$ -	-	$ (20,855,956)	$ 1,171,469
Shares issued for stock options at $0.11 – January 16, 2006	200,000	200	21,800	-	-	-	-	-	22,000
Shares issued for stock options at $0.11 – February 6, 2006	200,000	200	21,800	-	-	-	-	-	22,000
Shares issued for stock options at $0.11 – February 23, 2006	100,000	100	10,900	-	-	-	-	-	11,000
Shares issued for services at $0.12 – January 21, 2006	100,000	100	11,900	-	-	-	-	-	12,000
Shares issued for cash at $0.10 – May 12, 2006, net of fees and expenses of $151,455	8,000,000	8,000	640,545	-	-	-	-	-	648,545
Shares issued for finder’s fees – May 6, 2006 -	1,200,000	1,200	(1,200)	-	-	-	-	-	-
Shares issued for services at $0.12 – May 23, 2006	50,000	50	7,450	-	-	-	-	-	7,500
Shares issued for stock options at $0.12 – May 24, 2006	100,000	100	11,900	-	-	-	-	-	12,000
Shares issued for services at $0.15 – May 25, 2006	500,000	500	74,500	-	(75,000)	-	-	-	-
Shares returned on reduction of finders’ fee – September 27, 2006	(400,000)	(400)	400	-	-	-	-	-	-
Shares issued for stock options at $0.10 – October 2, 2006	5,675,000	5,675	561,825	-	-	-	(567,500)	-	-
Shares issued for stock options at $0.10 – October 3, 2006	525,000	525	51,975	-	-	-	(52,500)	-	-
Shares issued for services at $0.10 – November 1, 2006	480,000	480	47,520	-	(48,000)	-	-	-	-
Shares issued for services at $0.12 – December 12, 2006	70,000	70	8,330	-	-	-	-	-	8,400
Stock based compensation	-	-	241,000	-	-	-	-	-	241,000
Interest accrued on promissory notes receivable	-	-	-	-	-	-	(15,500)	-	(15,500)
Deferred compensation expense recorded in the year	-	-	-	-	134,492		-	-	134,492
Other comprehensive loss:	-	-	-	-	-	-	-	-	-
Unrealized losses on available for sale securities	-	-	-	(8,889)	-	-	-	-	(8,889)
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	(738,090)	(738,090)

Balance December 31, 2006	55,200,493	$ 94,916	$ 23,828,244	$ (108,889)	$ (56,798)	$ -	$ (635,500)	$ (21,594,046)	$ 1,527,927

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2006	Year ended December 31, 2005	Cumulative from January 1, 1996 (inception of exploration stage) to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$ (738,090)	$ (1,950,963)	$ (17,133,413)
Adjustments to reconcile net loss to net cash from operating activities:
- fees and services paid for with common shares	162,392	250,922	3,293,106
- other stock based compensation	241,000	620,640	1,851,140
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	-	2,250,937
- write-down of interest in ACGT Corporation	-	-	1,406,000
- write-down of investment in Legacy Mining Ltd.	-	-	128,288
- loss on Iceberg Drive Inn investment	-	-	85,000
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	(15,500)	-	(15,500)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	17,537	1,946	285,824
CASH FLOWS USED IN OPERATING ACTIVITIES	(332,661)	(1,077,455)	(3,911,580)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Interest in oil and gas properties	(50,527)	(701,757)	(1,487,218)
CASH FLOWS USED IN INVESTING ACTIVITIES	(50,527)	(701,757)	(1,607,218)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft (repayment)	-	(2,187)	-
Net proceeds on sale of common stock	715,545	1,902,160	4,167,445
Net proceeds (receivable) from common stock subscriptions	-	-	633,000
Net advances (to) from related parties	(18,429)	(79,680)	653,362
Advances receivable	-	-	420,000
CASH FLOWS FROM FINANCING ACTIVITIES	697,116	1,820,293	5,873,807

INCREASE (DECREASE) IN CASH	313,928	41,081	355,009

CASH, BEGINNING OF YEAR	41,081	-	-
			-
CASH, END OF YEAR	$ 355,009	$ 41,081	$ 355,009

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

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

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $21,594,046 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its mineral properties.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Mineral property costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The adoption of this standard has had no effect on the Company’s financial position or results of operations.  As at December 31, 2006, any potential obligations relating to the retirement of the Company’s assets are not yet determinable.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool.  As at December 31, 2006, the Company has no properties with proven reserves.  When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves.

Concentration of Credit Risk

Cash in bank accounts is at risk to the extent that it exceeds U.S.Federal Deposit Insurance Corporation and Canadian Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its cash with high credit quality institutions. All cash is deposited in one prominent Canadian financial institution.

Oil and Gas Properties, continued

Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined.  If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted.  As at December 31, 2006, all of the Company's oil and gas properties were unproved and were excluded from depletion.  At December 31, 2006, management believes none of the Company’s unproved oil and gas properties were considered impaired.

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

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107. Disclosures about Fair Value of Financial Instruments.  The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities, including cash, notes receivable, accounts payable, and amounts due to related parties approximate their carrying value due to the short-term maturity of the instruments.

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

Available For Sale Securities – related parties

The Company holds marketable equity securities which are available-for-sale and as such, their carrying value is adjusted to market at the end of each reporting period.  As required by SFAS 130, unrealized gains and losses on these investments are recorded as a component of accumulated other comprehensive income (loss) and are recorded as a component of net income (loss) when realized.  However, if there is a permanent decline in the market value of available-for-sale securities, this permanent market value adjustment is taken into income in the period.

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS 123R”).  Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123R using the modified-prospective-transition method.  Under this method, compensation cost recognized for the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R.  The results for the prior periods have not been restated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation, continued

The Company’s results of operations for the year ended December 31, 2006 were no different than if the Company had not adopted SFAS 123R because (i) all previously granted stock options had fully vested as at December 31, 2005, (ii) all stock options granted during the year ended December 31, 2006 were granted to consultants with the related fair value accounting consistent under SFAS 123 and SFAS 123R, and (iii) the Company did not  modify any previously existing stock options.  As a result, no pro forma disclosure of the impact of adopting SFAS 123R has been provided for the year ended December 31, 2006.

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the comparative year ended December 31, 2005 using the assumptions as described in Note 7:

December 31, 2005
Net loss for the year	As reported	$ (1,950,963)
Additional SFAS 123 compensation expense	Pro-forma	(40,800)
Net loss for the period under SFAS 123	Pro-forma	$ (1,991,763)

Basic net loss per share under SFAS 123	Pro-forma	$ (0.05)

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed.  The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140.  The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs.  SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements, continued

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 does not require any new fair value measurements.  However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008.  The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006.  The adoption of this statement did not have a significant effect on the Company’s financial position or results of operations..

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  SAB No. 108 is effective for interim periods ending after November 15, 2006.  The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a significant effect on its financial position or results of operations.

NOTE 3 – AVAILABLE FOR SALE SECURITIES – RELATED PARTIES

Golden Spirit

During 2004, the Company received 111,111 restricted Rule 144 shares of Golden Spirit Enterprises Ltd. (“Golden Spirit”), a public company with directors and significant shareholders in common.  The restricted shares were received as non-refundable consideration pursuant to agreements with Golden Spirit dated November 10, 2004 and December 10, 2004 to acquire certain mineral property interests from the Company.  These agreements were subsequently terminated.

Effective December 31, 2004 the Company recorded, as other comprehensive loss for the year, a $10,000 unrealized loss in the carrying value of its shares of Golden Spirit.  During the years ended December 31, 2005 and 2006 the Company recorded additional unrealized losses in the carrying value of its shares of Golden Spirit totalling $90,000 and $8,889 respectively, which were recorded as other comprehensive loss for those years.  As a result, the carrying value of the available for sale shares of Golden Spirit is $21,111 as at December 31, 2006 ($30,000 – 2005).

Legacy

During 2003 the Company settled an outstanding debt receivable of $122,988 from Legacy Mining Ltd. (“Legacy”) for the issue of 1,229,880 restricted shares of Legacy representing a then 9.8% interest in Legacy. During 2004, the Company wrote this investment down to $1 because management determined that it was not recoverable within a reasonable period of time.

 Legacy is a non-reporting entity with a director in common and is intends to become a fully reporting company in the USA and seek a listing on the OTCBB.  On December 12, 2006, Legacy filed a Form SB-2 Registration Statement with the United States Security Commission.

NOTE 4 – MINERAL PROPERTIES

LSA Mineral Claims

By way of a series of agreement during 2004, the Company agreed to acquire a ninety-percent (90%) interest in seven (7) lode mining claims known as the LSA claims, located in Lander County, Nevada.  The Company issued 1,000,000 restricted common shares valued at $110,000 and paid $1,000 upon signing of the original the agreement.  Under the terms of the agreement, the Company paid $2,500 during  2004.  To earn its ninety-percent (90%) interest, the Company was also required to pay $500 on the last day of each month from May, 2004 to February, 2005, and issue $17,500 in restricted shares on or before September 30, 2005.  During 2005, $1,000 was paid to Legacy for costs associated with the review of claims surrounding the LSA property.  As of December 31, 2005, the Company had issued shares valued at $110,000 and paid $4,000 towards the acquisition, all of which were recorded as exploration costs during 2004.  Duing  2005, management decided not to proceed with its acquisition of the LSA claims and no further amounts have been paid.

NOTE 5 – OIL AND GAS PROPERTIES

Oil and gas properties include the following:

	December 31,	December 31,
	2006	2005

Acquisition and exploration costs, unproved, not subject to depletion.	$ 1,066,286	$ 1,015,759

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

On January 18, 2005, the Company entered into the Participation Agreement with Pioneer as described above.  The total consideration paid to Pioneer, including the $50,000 deposit described above, was $706,279.  In addition, the Company issued 1,200,000 restricted common shares valued at $264,000 on February 7, 2005 as finders’ fees to certain third parties who were responsible for tabling the Uinta Basin Overpressured Gas Project to the Company.  The Company has also committed to paying a 1.5% gross royalty on all revenue received by it from the Uinta Basin Project.  (Refer to Note 7(2)(a) (d)).

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

NOTE 5 – OIL AND GAS PROPERTIES (continued)

Uinta Basin Property, Utah, continued:

The Company shall pay One Hundred Percent (100%) of all costs of drilling the first two wells drilled on the acreage along with 100% of all costs of logging or testing the wells.  If either of the first two test wells is deemed a dry hole, the Company shall pay One Hundred Percent (100%) of all costs of plugging and abandoning such well(s) and restoration of the surface upon which the well(s) reached its authorized depth and completion of all tests deemed necessary by the Operator.  If the Company elects to complete either or both of the first two wells drilled on the acreage, the Company shall pay One Hundred Percent (100%) of all completion costs through the tanks along with any costs associated to hook up the well(s) to pipeline for the well(s) to be capable of producing into a commercial pipeline for sale.  After the first two wells drilled, if productive, are hooked-up to a pipeline and capable of producing oil and gas in commercial quantities, the Company shall pay 85% of all costs of operating the first two wells and Pioneer shall pay 15% of the operation costs of such wells as reflected in their working interest ownership in such wells.  The Company is required to drill a well on the acreage before November 1, 2010, or the acreage acquired will revert back to Pioneer.  During the year ended December 31, 2006 the Company incurred $50,525 (2005 -$45,478) on initial exploration of the property.

NOTE 6 – DEFERRED COMPENSATION

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

On May 15, 2005, the Company entered into an agreement with Palisades Financial Ltd., (“Palisades”) a private company owned by an individual who is in management of the Company, for a two year term, whereby Palisades will provide investment-banking services to the

Company (valued at $56,000) in exchange for 400,000 restricted shares of the Company’s common stock. The investment banker will provide access to investors and ongoing funding for the Company’s investments, particularly the Uinta Basin project.

On February 6, 2006, the Company entered into an agreement with an individual, with a three month term, whereby the individual will provide consulting services to the Company (valued at $75,000) in exchange for 500,000 restricted shares of the Company’s common stock issued May 25, 2006.

On November 1, 2006, the Company entered into an agreement with 1063244 Alberta Ltd., (“1063244”), a private company owned by an individual who is in management of the Company, with a two year term, whereby the company will provide consulting services to the Company (valued at $48,000) in exchange for 480,000 restricted shares of the Company's common stock. The consultant will provide Corporate business development and strategy for the Company in connection with the Company's oil & gas exploration and development in the Uinta Basin, Utah.

The Company amortizes the costs of these services over the respective terms of the contracts.  During 2006, the Company recorded amortization of deferred compensation totaling $134,492 (2005 - $236,172) and as at December 31, 2006 the unamortized portion of the deferred compensation totaled $56,798 (December 31, 2005 - $68,290).

NOTE 7 - STOCKHOLDERS’EQUITY

(1) 2006 Stock Transactions

During the year ended December 31, 2006, the Company issued:

(a)

600,000 common shares on exercise of options granted pursuant to the Company’s 2005 Stock Incentive and Option Plan at prices ranging from $0.11 per share to $0.12 per share for total proceeds of $67,000.

(b)

100,000 restricted common shares with a fair value of $12,000 to a consultant for services related to the Uinta Basin project.

(c)

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

(d)

50,000 restricted common shares with a fair value of $7,500 and 70,000 restricted common shares with a fair value of $8,400 to a consultant for services related to the Uinta Basin project and for services as a member of the Company’s advisory board.

(e)

 500,000 restricted common shares with a fair value of $75,000 pursuant to a consulting agreement for corporate finance services.

(f)

 5,775,000 common shares from the exercise of options pursuant to option grants under the Company’s 2005 Stock Option and Incentive Plan and 425,000 common shares from the exercise of options pursuant to option grants under the Company’s 2006 Stock Option and Incentive Plan.  All shares were issued at an exercise price of $0.10 per share.  In consideration for these shares the Company received promissory notes from the optionees (refer to Note 7 (3)(c)).

(g)

 480,000 restricted common shares with a fair value of $48,000 to a private company in exchange for consulting services over a two year term. The consultant will provide corporate business development and strategy for the Company in connection with the Company's oil & gas exploration and development in the Uinta Basin, Utah.

(2) 2005 Stock Transactions

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

(b)

7,350,000 common shares pursuant to the Company’s 2005 Stock Incentive and Option Plan at various prices for proceeds of $1,009,660;

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

NOTE 7 - STOCKHOLDERS’EQUITY (continued)

(3) 2006 - Stock Options

(a)

The fair value of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.67%
Expected volatility	73.3%
Expected option life (in years)	1

(b)

During 2006, the Company granted a total of 6,800,000, 5 year common stock options at exercise prices of between $0.10 and $0.12 per share.  The Company recognized stock-based compensation of $241,000 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(c)

On October 2, 2006, the Company issued 5,775,000 common shares from the exercise of options pursuant to option grants under the Company’s 2005 Stock Option and Incentive Plan and 425,000 common shares from the exercise of options pursuant to option grants under the Company’s 2006 Stock Option and Incentive Plan.  All shares were issued at an exercise price of $0.10 per share. As consideration, the Company issued promissory notes to the optionees totalling $620,000. The promissory notes are repayable in six months and bear interest at 10%. At December 31, 2006 the Company has recorded $15,500 accrued interest on the promissory notes.

(d)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2004	-	-	-
Granted during 2005	7,350,000	0.13	5 years
Cancelled during 2005	-	-
Exercised during 2005	(7,350,000)	-
Balance, December 31, 2005	-
Granted during 2006	6,800,000	0.10	5 years
Exercised during 2006	(6,800,000)	-
Balance, December 31, 2006	-	$ -	-

(e)

On September 29, 2006, the Company filed a Registration Statement on Form S-8 to cover up to 4,200,000 shares of common stock to be issued pursuant to the Company’s 2006 Stock Incentive and Option Plan (the “Plan”).  These shares are to be issued when required from authorized and unissued common stock of the Company. The purpose of the plan is to provide the opportunity for eligible employees, consultants and members of the Board of Directors to increase their proprietary interest in the Company and as an incentive for them to remain in the service of the Company. The option price is set at the fair market value of the common stock at the date of issue. The term of the options, once granted, is not to exceed five years.

(f)

As of December 31, 2006, there were 3,775,000 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

NOTE 7 - STOCKHOLDERS’EQUITY (continued)

(4) 2005 - Stock Options

(a)

The fair value of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	3.71% - 4.17%
Expected volatility	44% - 133%
Expected option life (in years)	5

(b)

During 2005, the Company granted a total of 7,350,000, 5 year common stock options at exercise prices of between $0.11 and $0.26 per share.  Of these options, a total of 460,000 were granted to an employee and 6,890,000 were granted to consultants.  The stock options granted to employees vested immediately upon grant.  The Company recognized stock-based compensation of $620,640 in accordance with SFAS 123 which represented the fair value of the options granted  for consulting services rendered by consultants to the Company.  The 460,000 stock options granted to an employee were valued at $ 40,800 which has been recorded on a pro-forma basis and is disclosed in Note 2.

(c)

On January 19, 2005, June 1, 2005 and December 15, 2005 the Company filed Registration Statements on Form S-8 to register 5,000,000, 4,800,000 and 3,800,000 shares of common stock respectively, to be issued pursuant to the Company’s 2005 Stock Incentive and Option Plan.

NOTE 8 – RELATED PARTY TRANSACTIONS

During 2006, the Company incurred $21,181 (2005 -$29,430) in management fees to directors.  As at December 31, 2006 the Company owes $9,000 in management fees.

During 2006, the Company incurred $26,346 (2005 - $54,782) in rent and office expenses to a private company controlled by a shareholder. The Company has a three year tenacy agreement with a related party expiring August 1, 2008. Office rent payments are due  in the amount of $22,320 for 2007 and $13,020 for 2008.

During 2006, the Company incurred $158,418 (2005 - $785,929) in consulting fees to significant shareholders and $13,636 (2005 - $30,540) in professional fees to an employee.  Included in the promissory notes receivable as described in Note 7(3)(c) is $71,750 of principal and accrued interest owing from a significant shareholder.

During 2006, two companies controlled by significant shareholders earned $31,996 (2005 - $59,337) and a company controlled by a shareholder earned $27,496 (2005 - $13,585) from the Company, pursuant to prepaid services agreements (refer to Note 6).

At December 31, 2006 $215,054 (2005 - $167,291) is receivable from Golden Spirit which is non-interest bearing and without specific terms of repayment.

At December 31, 2006 $16,360 (2005 - $Nil) is receivable from Legacy Mining which is non-interest bearing and without specific terms of repayment.

At December 31, 2006, the following amounts are due to related parties:

	2006	2005

Director	$9,000	$9,000
Significant shareholders	105,591	59,857
	$114,591	$68,857

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended December 31, 2006	Year ended December 31, 2005
Cash paid during the year for:
Interest	$ -	$ -
Income taxes	$ -	$ -

During the year ending December 31, 2006 the Company issued:

▪

980,000 restricted common shares for prepaid services contract valued at $123,000 (refer to Note 6).

▪

220,000 restricted common shares with a fair value of $27,900 in exchange for consulting and advisory board services.

▪

800,000 restricted common shares as a finder’s fee towards the private placement of 8,000,000 restricted common shares.

▪

6,200,000 common shares were issued at an exercise price of $0.10 per share for exercise of stock optons. As consideration, the Company issued promissory notes to the optionees totalling $620,000.

During the year ending December 31, 2005 the Company issued:

▪

650,000 restricted common shares for prepaid service contracts valued at $111,000 (refer to Note 6).

▪

150,000 restricted common shares with a fair value of $31,000 in exchange for advisory board services.

▪

1,200,000 restricted common shares valued at $264,000 as a finder’s fee towards the acquisition of the Uinta property.

▪

595,000 restricted common shares as a finder’s fee towards the private placement of 5,950,000 restricted common shares.

▪

125,000 restricted common shares previously issued for consulting services valued at $16,250 were cancelled and returned to treasury.

NOTE 10 - CONTINGENCY

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition.  Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company.  Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation.  The Company argued for an interim injunction against all parties and was successful.  On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia.  The Company was successful and has now applied to have the share certificates released and subsequently cancelled.  As of December 31, 2006, the Company is still in the process of having the certificates released.

NOTE 11 – INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of December 31, 2006, the Company has combined net operating losses carried forward totalling approximately $16,500,000 for tax purposes which expire through 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

A reconciliation of income tax computed at the federal and state statutory tax rates is as follows:

	Year ended December 31, 2006	Year ended December 31, 2005

Federal income tax provision at statutory rate	(35.00)%	(35.00)%
State income tax provision at statutory rate, net of federal income tax effect	(0.00)	(0.00)

Total income tax provision rate	(35.00)%	(35.00)%

NOTE 11 – INCOME TAXES (continued)

The actual income tax provisions differ from the expected amounts calculated by applying the federal income tax statutory rate to the Company’s loss before income taxes. The components of these differences are as follows:

	Year ended December 31, 2006	Year ended December 31, 2005

Loss before income taxes	$ (738,090)	$ (1,950,963)
Corporate tax rate	35.00%	35.00%

Expected tax expense (recovery)	(258,332)	(682,800)
Non-deductable stock based compensation	84,332	217,200
Unrecognized loss carry forward and other	174,000	465,600

Income tax provision	$ -	$ -

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2006	2005

Non-capital loss carry forwards	$5,775,000	$5,600,000
Valuation allowance	(5,775,000)	(5,600,000)
Net deferred tax asset	$-	$-

NOTE 12 – SUBSEQUENT EVENTS

On January 16, 2007, the Company entered into a Consulting Agreement with a member of its Advisory Board to perform a minimum of two days consulting services during the period January 15, 2007 to February 15, 2007. The consultant will receive compensation of $2,000 for his services and an additional 10,000 shares of the Company for each days consulting spent over two days. On February 22, 2007, the Company paid $2000 and issued 10,000 shares of the Company valued at $900 as payment in full under the agreement.

On February 8, 2007, the Company entered into a Consultant’s Fee Agreement with a resident of the United States whereby the Consultant will assist the Company in obtaining the necessary funding for the development of its Uinta Basin Property. The Consultant will receive compensation in accordance with the standard Lehman formula based on the amount of funding obtained.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous Independent Accountants

On December 5, 2006, the Company dismissed DMCL as its independent registered public accounting firm. The Company’s Board of Directors approved the decision to change independent accountants.

The report of DMCL on the consolidated financial statements as of and for the year ended December 31, 2004 did not contain an adverse opinion or disclaimer of opinion and was not qualified, but was modified as to uncertainty due to substantial doubt regarding the Company’s ability to continue as a going concern. The report of DMCL on the consolidated financial statements as of and for the year ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion and was not qualified, but was modified as to uncertainty due to substantial doubt regarding the Company’s ability to continue as a going concern.

In connection with their audits for the years ended December 31, 2004 and December 31, 2005 and through the subsequent interim periods preceding the change there have been no disagreements with DMCL on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DMCL would have caused them to make reference thereto in their reports on financial statements for such years.

The Company has requested DMCL to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements.

New Independent Accountants

On December 5, 2006, the Company engaged LLB as the Registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2006, and to perform procedures related to the financial statements included in the Company’s quarterly reports on Form 10-Q, beginning with, and including, the quarter ended December 31, 2006. The Company’s Board of Directors made the decision to engage LLB and that decision was approved and adopted.  The Company has not consulted with LLB during its two most recent fiscal years or during any subsequent interim period prior to its appointment as auditor regarding either (i) the application of accounting principle to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s consolidated financial statements, and neither a written report was provided to the Company nor oral advice was provided that LLB concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

In deciding to select LLB, the Company’s Board of Directors considered LLB’s experience and expertise related to public companies as well as reviewed auditor independence issues and existing commercial relationships with LLB. The Board of Director’s concluded that LLB has no commercial relationship that would impair its independence and had the appropriate expertise that the Company required regarding its current operations.

DMCL had been the Company’s independent registered public accounting firm since 2001. The Board of Directors and the Company thank DMCL for its service to the Company over the past 5 years. The Audit Committee and the Company believe DMCL consistently provided quality services to the Company. The Company expects to similarly receive long-term quality service from LLB.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management's assessment of the effectiveness of the Company's internal control over the financial reporting period ended December 31, 2006 has been audited by our auditors, an independent registered public accounting firm, as stated in their report included herein.

CHANGES IN INTERNAL CONTROLS

No changes in the Company's internal controls over financial reporting occurred during the period ending December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CODE OF ETHICS

We intend to adopt a code of ethics in 2007 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons  performing similar functions.  We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials.  In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal  financial officer, principle accounting officer or controller, other persons  performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

1. Officers and Directors of the Company.

 DATE OF APPOINTMENT

     NAME

     AGE    POSITION             TO BOARD OF DIRECTORS

-------------------------------------------------------------------------------------

Robert Klein         59

President & Director

September 25, 2000

Carlton Parfitt      40

Secretary, Treasurer          November 30, 2004

& Director

The chart above specifies Avalon Energy Corporation's officers and directors as of December 31, 2006.

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

ITEM 10. EXECUTIVE COMPENSATION - RENUMERATION OF DIRECTORS AND OFFICERS.

Compensation of Directors. Currently, Mr. Klien Director of Avalon Energy Corporation receives a salary of $2,500 per month and Mr. Parfitt Director receives a salary of $750 per month.

Stock Based Compensation. During the year ended December 31, 2006, $241,000 (2005-$620,640) in stock based compensation was recorded in our financial statements.  Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model We do expect further stock based compensation in 2007.

In addition, during the year ended December 31, 2006, the Company issued 1,200,000 shares valued at $150,900 (2005 – 800,000 shares valued at $142,000) which was recorded in the financial statements for consulting services rendered and deferred compensation.

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

Name of             Address of                      Amount of Shares      % of Outstanding

Beneficial Holder   Beneficial Holder               Beneficially Owned    Common Stock

- ---------------------------------------------------------------------------------------

Cede & Co.

    The Depository Trust Co

     34,641,543 (1)

  65.98%

    PO Box 222 Bowling Green St’n.

    New York, NY 10272

Carlton Parfitt

    9560 Parksville Drive

   50,000

          0.0010%

Director              Richmond, BC V7E 4M9

Robert Klein

    429 West 41st Avenue

            50,000

          0.0010%

President/Director    Vancouver, BC V5Y 2S6

All directors and Officers as a group

           100,000

          0.0020%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2006, the Company incurred $21,181 (2005 -$29,430) in management fees to directors.  As at December 31, 2006 the Company owes $9,000 in management fees.

During 2006, the Company incurred $26,346 (2005 - $54,782) in rent and office expenses to a private company controlled by a shareholder. The Company has a three year tenacy agreement with a related party expiring August 1, 2008. Office rent payments are due  in the amount of $22,320 for 2007 and $13,020 for 2008.

During 2006, the Company incurred $158,418 (2005 - $785,929) in consulting fees to significant shareholders and $13,636 (2005 - $30,540) in professional fees to an employee.  Included in the promissory notes receivable is $71,750 of principal and accrued interest owing from a significant shareholder.

During 2006, two companies controlled by significant shareholders earned $31,996 (2005 - $59,337) and a company controlled by a shareholder earned $27,496 (2005 - $13,585) from the Company, pursuant to prepaid services agreements.

At December 31, 2006 $215,054 (2005 - $167,291) is receivable from Golden Spirit which is non-interest bearing and without specific terms of repayment.

At December 31, 2006 $16,360 (2005 - $Nil) is receivable from Legacy Mining which is non-interest bearing and without specific terms of repayment.

At December 31, 2006, the following amounts are due to related parties:

	2006	2005

Director	$9,000	$9,000
Significant shareholders	105,591	59,857
	$114,591	$68,857

ITEM 13.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-QSB:

2005: $24,503

2006: $16,000

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2005: $0

2006: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2005: $0

2006: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2005: $0

2006: $0

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

       Financial Officer.

Exhibit 32.1 - Amended Section 302 Certification of Periodic Report of the Chief

       Executive Officer.

Exhibit 32.1 - Amended Section 302 Certification of Periodic Report of the Chief

       Financial Officer.

b) Form 8-K

8-K filed May 18, 2006 items 1.01 and 3.02: with respect to the closing of a private placement.

8-K filed December 8, 2006 items 4.01 and 3.02: with respect to the change of auditor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

AVALON ENERGY CORPORATION

Date: March 30, 2007

By: /s/ Carlton Parfitt

 ---------------------------

Carlton Parfitt

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

By: /s/ Carlton Parfitt

Date:

March 30, 2007

-----------------------------

Carlton Parfitt, Director

By: /s/ Robert Klein

Date:

March 30, 2007

--------------------------

Robert Klein, Director and President