Form 10QSB
period 2007-03-31
AVALON ENERGY CORP.
filed 2007-05-15
CIK 746631

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of March 31, 2007 there were

55,210,493 shares of the issuer's $0.001 par value common stock issued and outstanding.

===============================================================

INDEX

PAGE

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.........................................

F1-F-6

Item 2.   Management's Discussion and Analysis or Plan of Operation......

2

Item 3.   Controls And Procedures........................................

               10

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings..............................................

11

Item 2.   Changes in Securities and Use of Proceeds......................

11

Item 3.   Defaults Upon Senior Securities................................

               16

Item 4.   Submission of Matters to a Vote of Security Holders............

               16

Item 5.   Other Information..............................................

16

Item 6.   Exhibits and Reports on Form 8-K...............................

17

SIGNATURES...............................................................

17

===============================================================

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

	March 31, 2007 (unaudited)	December 31, 2006

ASSETS

CURRENT ASSETS
Cash	$ 210,795	$ 355,009
Taxes recoverable	2,290	1,210
Due from Legacy Mining Ltd.	20,360	16,360
	233,445	372,579

AVAILABLE-FOR-SALE SECURITIES – RELATED PARTIES	21,112	21,112
DUE FROM GOLDEN SPIRIT ENTERPRISES LTD.	238,484	215,054
OIL AND GAS PROPERTIES (full cost method of accounting, unproven)	1,084,901	1,066,286

	$ 1,577,942	$ 1,675,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 29,819	$ 32,553
Due to related parties	80,730	114,551
	110,549	147,104

CONTINGENCY

STOCKHOLDERS’ EQUITY
Convertible Preferred: - Class A voting stock, $0.001 par value, 5,000,000 shares authorized
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized
Common stock, $.001 par value, 200,000,000 shares authorized
55,210,493 (December 31, 2006 – 55,200,493) shares issued and outstanding	55,210	55,200
Additional paid-in capital	23,868,850	23,867,960
Deferred compensation	(41,507)	(56,798)
Promissory Notes Receivable	(635,500)	(635,500)
Deficit accumulated during the exploration stage	(17,210,138)	(17,133,413)
Deficit accumulated prior to the exploration stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive loss	(108,889)	(108,889)
	1,467,393	1,527,927

	$ 1,577,942	$ 1,675,031

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

 (An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006	Cumulative of operations from January 1, 1996 to March 31, 2007

GENERAL AND ADMINISTRATIVE EXPENSES
Litigation settlement	$ -	$ -	$ 2,291,070
Management and consulting fees	50,982	68,698	4,318,580
Consulting fees – stock-based compensation	-	50,000	1,851,140
Exploration costs	-	-	113,678
Loss on settlement of debt	-	-	718,784
General and administrative	33,514	35,256	2,404,184
Professional fees	10,676	33,766	987,935
Interest expense	-	-	98,282
Software development costs	-	-	737,300

LOSS BEFORE THE FOLLOWING	(94,812)	(187,720)	13,520,593
Interest and Royalty Income	(18,087)	-	(32,593)
Property option (income) loss	-	-	(130,000)
Write-down of investment in Legacy Mining Ltd.	-	-	2,250,937
Write-down of interest in ACGT Corporation	-	-	1,406,000
Write-down of interest in oil and gas properties	-	-	128,288
Loss on Iceberg Drive Inn Investment	-	-	85,000

NET LOSS	$ (76,725)	$ (187,720)	$ (17,210,138)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	55,204,650	38,726,336

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006	Cumulative from January 1, 1996 to March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (76,725)	$ (187,720)	$ (17,210,138)
Adjustments to reconcile net loss to net cash used in operating activities:
- fees and services	16,191	13,873	3,309,297
- stock-based compensation	-	50,000	1,851,140
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- common shares software development costs	-	-	600,000
- common shares used for exploration costs paid by shares	-	-	110,000
- write-down of interest in oil and gas properties	-	-	2,250,937
- write-down of investment in Legacy Mining Ltd.	-	-	1,406,000
- write-down of interest in ACGT Corporation	-	-	128,288
- loss on Iceberg Drive Inn investment	-	-	85,000
- option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	(15,500)	-	(31,000)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	(7,634)	11,098	278,190
CASH FLOWS USED IN OPERATING ACTIVITIES	(83,668)	(112,749)	(3,995,248)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes receivable	15,500	-	15,500
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Interest in oil and gas properties, net of finders fees	(18,615)	(5,263)	(1,505,833)
CASH FLOWS USED IN INVESTING ACTIVITIES	(3,115)	(5,263)	(1,610,333)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft (repayment)		-	-
Net proceeds on sale of common stock	-	55,000	4,167,445
Net proceeds from common stock subscriptions	-	-	633,000
Net advances (to) from related parties	(57,251)	53,869	525,947
Advances receivable	-	-	420,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(57,251)	108,869	5,816,556

NET INCREASE (DECREASE) IN CASH	(144,034)	(9,143)	210,975

CASH, BEGINNING OF PERIOD	355,009	41,081	-

CASH, END OF PERIOD	$ 210,795	$ 31,938	$ 210,975

See supplemental cash flow information Note 8.

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

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

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $21,670,771 since inception, and further significant losses are expected to be incurred in the exploration and development of its resource properties.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its resource properties.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2006 indexed in Form 10-KSB.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Reclassification- Certain reclassifications have been made to the 2006 financial statment amounts to conform to the 2007 financial statement presentation.

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES – RELATED PARTIES

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

Effective December 31, 2004 the Company recorded, as other comprehensive loss for the year, a $10,000 unrealized loss in the carrying value of its shares of Golden Spirit.  During the years ended December 31, 2005 and 2006 the Company recorded additional unrealized losses in the carrying value of its shares of Golden Spirit totalling $90,000 and $8,889 respectively, which were recorded as other comprehensive loss for those years.  As a result, the carrying value of the available for sale shares of Golden Spirit is $21,111 as at March 31, 2007 (December 31,2006 - $21,111).

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

NOTE 4 – OIL AND GAS PROPERTIES

Oil and gas properties include the following:

	March 31,	December 31,
	2007 (unaudited)	2006
Acquisition and exploration costs, unproved, not subject to depletion.	$ 1,084,901	$ 1,066,286

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

NOTE 4 – OIL AND GAS PROPERTIES (continued)

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

The Company shall pay One Hundred Percent (100%) of all costs of drilling the first two wells drilled on the acreage along with 100% of all costs of logging or testing the wells.  If either of the first two test wells is deemed a dry hole, the Company shall pay One Hundred Percent (100%) of all costs of plugging and abandoning such well(s) and restoration of the surface upon which the well(s) reached its authorized depth and completion of all tests deemed necessary by the Operator.  If the Company elects to complete either or both of the first two wells drilled on the acreage, the Company shall pay One Hundred Percent (100%) of all completion costs through the tanks along with any costs associated to hook up the well(s) to pipeline for the well(s) to be capable of producing into a commercial pipeline for sale.  After the first two wells drilled, if productive, are hooked-up to a pipeline and capable of producing oil and gas in commercial quantities, the Company shall pay 85% of all costs of operating the first two wells and Pioneer shall pay 15% of the operation costs of such wells as reflected in their working interest ownership in such wells.  The Company is required to drill a well on the acreage before November 1, 2010, or the acreage acquired will revert back to Pioneer.  As at March 31, 2007, the Company has spent a total of $69,140 (December 31, 2006 - $50,525) on the initial exploration of the property.

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

NOTE 5 – DEFERRED COMPENSATION (con’t.)

The Company has been amortizing the costs of these services over the respective terms of the contracts.  At March 31, 2007, the unamortized portion of the deferred compensation totalled $41,507 (December 31,2006 - $56,798).

NOTE 6 - STOCKHOLDERS’ EQUITY

(1)   2007 Stock Transactions

During the three months ended March 31, 2007, the Company issued 10,000 common shares valued at $900.00 pursuant to a Consulting Agreement with a member of its Advisory Board to perform a minimum of two days consulting services during the period January 15, 2007 to February 15, 2007.

(2)

2007 - Stock Options

(a)

On October 2, 2006, the Company issued 5,775,000 common shares from the exercise of options pursuant to option grants under the Company’s 2005 Stock Option and Incentive Plan and 425,000 common shares from the exercise of options pursuant to option grants under the Company’s 2006 Stock Option and Incentive Plan.  All shares were issued at an exercise price of $0.10 per share. As consideration, the Company issued promissory notes to the optionees totalling $620,000. The promissory notes were repayable in six months and bear interest at 10%. The Company received $15,500 in interest during the three months ended March 31, 2007 and has recorded $15,500 in additional accrued interest on the promissory notes. The promissory notes have been extended to July 2, 2007.

(b)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2005	-
Granted during 2006	6,800,000	0.10	5 years
Exercised during 2006	(6,800,000)	-
Balance, December 31, 2006 and March 31, 2007.	-	$ -	-

(c)

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

(d)

As of March 31, 2007, there were 3,775,000 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007, the Company incurred $5,546 (2006 -$3,896) in management fees to directors. As at March 31, 2007 the Company owes $9,000 in management fees.

During the three months ended March 31, 2007, the Company incurred $5,333 (2006 - $5,353) in rent and office expenses to a private company controlled by a shareholder.

During the three months ended March 31, 2007, the Company incurred $47,999 (2005 - $64,999) in consulting fees to significant shareholders and $4,727 (2006 - $10,420) in professional fees to employees.

During the three months ended March 31, 2007, two companies controlled by significant shareholders earned $12,999 (2006 - $6,999) and a company controlled by a shareholder earned $2,292 (2006 - $6,875) from the Company, pursuant to prepaid services agreements.

At March 31, 2007, an amount of $230,484 (2006 - $140,846) was receivable from Golden Spirit.  These amounts are non-interest bearing and have no specific terms of repayment.

At March 31, 2007, an amount of $20,360 (2006 - $1,001) was receivable from Legacy Mining Ltd.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

At March 31, 2007 and December 31, 2006, amounts due to related parties were $80,730 and $114,551, respectively.

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended March 31, 2007	Three months ended March 31, 2006
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

NOTE 9 - CONTINGENCY

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”).  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of March 31, 2007, the Company is still in the process of having the certificates released.

NOTE 10 – SUBSEQUENT EVENTS

On October 2, 2006, the Company issued promissory notes to the optionees totalling $620,000. The promissory notes were repayable in six months and bear interest at 10%. The Company received $15,500 in interest during the three months ended March 31, 2007 and has recorded $15,500 in additional accrued interest on the promissory notes (paid). The promissory notes have been extended to July 2, 2007.

On May 2, 2007, the Company signed an agreement with Yes International (“Yes”) for investor relations services. Under the terms of the six month agreement, the Company is required to pay Yes $2,800 per month and issue Yes 65,000 restricted common shares valued at $5,200.

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

The Company has spent a total of $970,279 in acquisition costs and $114,622 in development costs on the Uinta property to date. On January 4, 2007, the USDA Forest Service decided to allow Avalon Energy to conduct their first proposed seismic exploration project. Avalon’s project would consist of approximately 7 miles of 2D seismic exploration in the Strawberry Peak and Shotgun Draw area of the South Unit of the Ashley National Forest.  Due to seasonal access constraints, it is expected that the project would not begin until summer of 2007.  Recording sensors would be placed along the seismic lines every 22 feet, with surface cables connecting the sensors to a central recording station (large truck).  Recording sensors consist of a small microphone, attached to a metal stake.  Shot-holes would also be drilled along the seismic line, every 330 feet, to a depth of about 60 feet.  Drill holes would be loaded with a small explosive charge, backfilled with cuttings and swelling clays, and then shot to produce seismic energy.  Drilling of the shot holes would be conducted using small portable drilling rigs, transported from site to site by either buggy or helicopter.  Along existing roads, buggy drills would be used, whereas helicopter drills would be used on steep topography away from existing roads. Access to the seismic line off of existing roads would be by helicopter, by foot, or by ATV.  No new roads would be required, and no vegetation would need to be cleared or removed.  After completion, all recording sensors and surface cables would be removed.  The entire operation is expected to last about 10 days. The Company has accepted a bid from CGG Veritas of Houston to complete the first seismic line. They expect to conduct the seismic in the second quarter of 2007. In addition, the Company is starting to work on public scoping for the second proposed seismic line (with vibrator trucks).

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

The Company has received $5,380 in oil royalties in the year 2006. No royalties were received in the first quarter of 2007.

As of the date of this report, the current status of the project is as follows:

The first well of a 12 well program was spudded on Monday, March 5 and Derek has successfully finished drilling, casing and cementing all twelve wells of its current development program at their LAK Ranch project. In addition, the Wyoming Oil & Gas Conservation Commission has approved permits for temporary injection into the eight producer wells (for up to three weeks of injection) and for permanent injection into the four injection wells. The completed 12 vertical well program totaled a depth of approximately 13,540 feet. The program consists of a pattern of four injector and eight producer wells targeted to produce from the Newcastle sandstone formation. Well placements were selected based on targets identified using Derek's $1.1 million USD, high definition 3D seismic survey completed over 2880 acres (4 ½ square miles) of the 8000 plus acre LAK Ranch property. Within the program area, the pay zone is estimated to be 40 to 70 feet thick.

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

Effective December 31, 2004 the Company recorded, as other comprehensive loss for the year, a $10,000 unrealized loss in the carrying value of its shares of Golden Spirit.  During the years ended December 31, 2005 and 2006 the Company recorded additional unrealized losses in the carrying value of its shares of Golden Spirit totalling $90,000 and $8,889 respectively, which were recorded as other comprehensive loss for those years.  As a result, the carrying value of the available for sale shares of Golden Spirit is $21,111 as at March 31, 2007 (December 31,2006 - $21,111).

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

Liquidity and Capital Resources.

For the three month period ended March 31, 2007, we had total assets of $1,577,942, including cash of $210,795, and taxes recoverable of $2,290.  We have $1,084,901 invested in oil and gas properties, which is represented by $1,084,899 for 13,189 acres of gas leases located in Utah, $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California.  We have available for sale securities with a fair value of $21,111 as at March 31, 2007, a long-term investment in Legacy Mining Ltd. recorded at a nominal value of $1 and a long-term receivable from Golden Spirit Enterprises Ltd. at cost of $238,484. The decrease in assets was primarily due cash expenditures on various consulting fees to both related and unrelated parties.

At March 31, 2007, we had current liabilities of $110,549, which was represented by accounts payable and accrued liabilities of $29,819 and $80,730 due to related parties. As of December 31, 2006 we had current liabilities of $147,104. The decrease in liabilities was a result of payments made to decrease accounts payable and due to related parties.  At March 31, 2007, we had a working capital of $122,896 (December 31, 2006 - $255,475).

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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended March 31, 2007 was $94,812 (2006 - $738,090).  Loss from operations for the three month period ended March 31, 2007 was $187,720 (2005 - $1,950,963).   This decrease in loss was due to a decrease in stock based compensation expenses ,consulting expenses. And professional expenses.

From inception to March 31, 2007 our Company has incurred cumulative net losses of $21,670,771 resulting primarily from the write-down of $1,406,000  in its interests in oil and gas properties, write-down of $2,250,937 in its interest in ACGT Corporation, write-down of its investment in Legacy Mining Ltd. and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $4,318,580; office and general expenses of $2,404,184; professional fees of $987,935; interest expense of $98,282 and software development costs of $737,300. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Enterprises Ltd. (See Part I, Utah property) and $32,593 in interest and royalty income.

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

The Company may elect to raise funds for potential drilling through equity financing or possible joint venture partnerships. Avalon Energy Corporation does not anticipate any significant exploration costs within the next 12 months, nor does the Avalon Energy Corporation anticipate that it will lease or purchase any significant equipment within the next 12 months. Avalon Energy Corporation does not anticipate a significant change in the number of its employees within the next 12 months. During the second quarter of 2007, the Company’s plan to perform a 2-D seismic line on our Shotgun Draw, Uinta Basin prospect is estimated at a cost of $200,000 - $300,000USD.

Off-Balance Sheet Arrangements

Our company has not entered into any off balance sheet arrangements.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed.  The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

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

ITEM 3.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2007 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On February 21, 2002, we issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and we placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, we commenced court proceedings against the principals of Empire Sterling Corporation. Our Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. We continued to file legal process claiming ownership of the shares and breach of trust inter alia. Our Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As at March 31, 2007, we are still in the legal process of having the certificate released.

ITEM 2. CHANGES IN SECURITIES

2007 Stock Transactions

During the three months ended March 31, 2007, the Company issued 10,000 common shares valued at $900.00 pursuant to a Consulting Agreement with a member of its Advisory Board to perform a minimum of two days consulting services during the period January 15, 2007 to February 15, 2007.

2007 - Stock Options

(a)

On October 2, 2006, the Company issued 5,775,000 common shares from the exercise of options pursuant to option grants under the Company’s 2005 Stock Option and Incentive Plan and 425,000 common shares from the exercise of options pursuant to option grants under the Company’s 2006 Stock Option and Incentive Plan.  All shares were issued at an exercise price of $0.10 per share. As consideration, the Company issued promissory notes to the optionees totalling $620,000. The promissory notes were repayable in six months and bear interest at 10%. The Company received $15,500 in interest during the three months ended March 31, 2007 and has recorded $15,500 in additional accrued interest on the promissory notes. The promissory notes have been extended to July 2, 2007.

(b)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2005	-
Granted during 2006	6,800,000	0.10	5 years
Exercised during 2006	(6,800,000)	-
Balance, December 31, 2006 and March 31, 2007.	-	$ -	-

(c)

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

(d)

As of March 31, 2007, there were 3,775,000 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

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

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of March 31, 2007, with respect to the ownership of our Company's common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each director and officer and by all officers and directors as a group.

Name of

Address of

Amount of Shares

% of Outstanding

Beneficial Holder

Beneficial Holder

Beneficially Owned

Common Stock

- -------------------------------------------------------------------------------------------------------------------------------

Cede & Co.

The Depository Trust Co

36,567,368 (1)

66.23%

PO Box 222 Bowling Green Station

New York, NY 10272

Carlton Parfitt

    9560 Parksville Drive

         50,000

                0.0010%

Director

                         Richmond, BC V7E 4M9

Robert Klein

    429 West 41st Avenue

        50,000

                  0.0010%

Prsident/Director               Vancouver, BC V5Y 2S6

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

B. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the three months ended March 31, 2007, the Company incurred $5,546 (2006 -$3,896) in management fees to directors. As at March 31, 2007 the Company owes $9,000 in management fees.

During the three months ended March 31, 2007, the Company incurred $5,333 (2006 - $5,353) in rent and office expenses to a private company controlled by a shareholder.

During the three months ended March 31, 2007, the Company incurred $47,999 (2005 - $64,999) in consulting fees to significant shareholders and $4,727 (2006 - $10,420) in professional fees to employees.

During the three months ended March 31, 2007, two companies controlled by significant shareholders earned $12,999 (2006 - $6,999) and a company controlled by a shareholder earned $2,292 (2006 - $6,875) from the Company, pursuant to prepaid services agreements.

At March 31, 2007, an amount of $230,484 (2006 - $140,846) was receivable from Golden Spirit.  These amounts are non-interest bearing and have no specific terms of repayment.

At March 31, 2007, an amount of $20,360 (2006 - $1,001) was receivable from Legacy Mining Ltd.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

At March 31, 2007 and December 31, 2006, amounts due to related parties were $80,730 and $114,551, respectively.

C. DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Avalon Energy Corporation held the following property in the following amounts:

Property

March 31, 2006

December 31, 2006

----------------------------------------------------------------------------------

Cash

$ 210,795

$ 355,009

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

Reports on Form 8-K – None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

AVALON ENERGY CORPORATION

Date: May 14, 2007

By: /s/ Robert Klein

 ---------------------------

Robert Klein

