Form 10QSB
period 2007-06-30
AVALON ENERGY CORP.
filed 2007-08-14
CIK 746631

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of JUNE 30, 2007 there were

51,910,496 shares of the issuer's $0.001 par value common stock issued and outstanding.

===============================================================

INDEX

PAGE

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.........................................

Item 2.   Management's Discussion and Analysis or Plan of Operation......

13

Item 3.   Controls And Procedures........................................

20

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings..............................................

20

Item 2.   Changes in Securities and Use of Proceeds......................

21

Item 3.   Defaults Upon Senior Securities................................

23

Item 4.   Submission of Matters to a Vote of Security Holders............

                23

Item 5.   Security Ownership of Certain Benifical Owners and Management........

24

Item 6.   Exhibits and Reports on Form 8-K...............................

25

SIGNATURES...............................................................

26

===============================================================

Part I. FINANCIAL INFORMATION

Item 1: Fiancial Statements

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

	June 30, 2007 (unaudited)	December 31, 2006

ASSETS

CURRENT ASSETS
Cash	$ 100,241	$ 355,009
Accounts Receivable	543	-
Taxes recoverable	1,565	1,210
Due from Legacy Mining Ltd.	21,028	16,360

	123,377	372,579

AVAILABLE FOR SALE SECURITIES – related parties	24,982	21,112
DUE FROM GOLDEN SPIRIT ENTERPRISES LTD.	172,138	215,054
OIL AND GAS PROPERTIES, (full cost method of accounting, unproven)	1,108,779	1,066,286

	$ 1,429,276	$ 1,675,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 36,161	$ 32,553
Due to related parties	20,666	114,551
	56,827	147,104

CONTINGENCY

STOCKHOLDERS’ EQUITY
Convertible Preferred: - Class A voting stock, $0.001 par value, 5,000,000 shares authorized
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized
Common stock, $.001 par value, 200,000,000 shares authorized
51,910,496 (December 31, 2006 – 55,200,493) shares issued and outstanding	51,910	55,200
Additional paid-in capital	23,538,149	23,86,960
Deferred Compensation	(32,000)	(56,798)
Share subscriptions Receivable	(20,000)	-
Promissory Notes Receivable	(160,726)	(635,500)
Deficit accumulated during the exploration stage	(17,439,707)	(17,133,413)
Deficit accumulated prior to the exploration stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive loss	(104,544)	(108,889)
	1,372,449	1,527,927

	$ 1,429,276	$ 1,675,031

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30, 2007	Three Months ended June 30, 2006	Six Months ended June 30, 2007	Six Months ended June 30, 2006	Cumulative from January 1, 1996 to June 30, 2007

EXPENSES
Litigation settlement	$ -	$ -	$ -	$ -	$ 2,291,070
Management and consulting fees	200,779	142,453	251,761	161,151	4,519,359
Consulting fees – stock based compensation	4,000	11,000	4,000	61,000	1,855,140
Exploration costs	-	-	-	-	113,678
Loss on settlement of debt	-	-	-	-	718,784
General and administrative	27,883	22,649	61,037	68,725	2,431,707
Professional fees	9,314	88,391	19,990	66,428	997,249
Interest expense	-	-	-	-	98,282
Software development costs	-	-	-	-	737,300

LOSS BEFORE THE FOLLOWING	241,976	264,493	336,788	357,304	13,762,569

Interest, Royalty and Other Income	(12,408)		(30,494)		(63,087)
Property option income	-	-	-	-	(130,000)
Write-down of investment in Legacy Mining Ltd.	-	-	-	-	128,288
Write-down of interest in ACGT Corporation	-	-	-	-	2,250,937
Write-down of interest in oil and gas properties	-	-	-	-	1,406,000
Loss on Iceberg Drive Inn Investment	-	-	-	-	85,000

NET LOSS FOR THE PERIOD	$ (229,568)	$ (264,493)	$ (306,294)	$ (357,304)	$ (17,439,707)

BASIC NET LOSS PER SHARE	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	54,018,185	44,060,933	54,610,162	41,406,570

The accompanying notes are an integral part of these interim financial statements

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30, 2007	Six months ended June 30, 2006	Cumulative from January 1, 1996 to June 30 , 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (306,294)	$ (357,304)	$ (17,439,707)
Adjustments to reconcile net loss to net cash used in operating activities:
- fees and services paid for with common shares	57,697	72,246	3,350,803
- other stock-based compensation	4,000	61,000	1,855,140
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	-	1,406,000
- write-down of investment in Legacy Mining Ltd.	-	-	128,288
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (Gain)/loss on sale of securities held for resale	(275)	-	(275)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	(10,726)	-	(26,226)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	2,710	5,872	288,534
CASH FLOWS USED IN OPERATING ACTIVITIES	(252,888)	(218,186)	(4,164,468)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes receivable	15,500	-	15,500
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	750	-	750
Interest in oil and gas properties, net of finders fees	(42,493)	(7,458)	(1,529,711)
CASH FLOWS USED IN INVESTING ACTIVITIES	(26,243)	(7,458)	(1,633,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	80,000	715,545	4,247,445
Net proceeds from common stock subscriptions	-	-	633,000
Net advances (to) from related parties	(55,637)	17,629	597,725
Advances receivable	-	-	420,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	24,363	733,174	5,898,170

NET INCREASE (DECREASE) IN CASH	(254,768)	507,531	100,241

CASH, BEGINNING OF PERIOD	355,009	41,081	-

CASH, END OF PERIOD	$ 100,241	$ 548,612	$ 100,241

Supplemental cash flow information (See Note 8)

The accompanying notes are an integral part of these financial statements

AVALON ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

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

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $21,900,340 since inception, and further significant losses are expected to be incurred in the exploration and development of its resource properties.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its resource properties.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Reclassifications - Certain reclassifications have been made to the 2006 financial statement amounts to conform to the 2007 financial statement presentation.

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS 123R”).  Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  In accordance with APB 25, no compensation cost was required to be recognized for options granted to employees that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123R using the modified-prospective-transition method.  Under this method, compensation cost recognized for the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  Compensation cost for all periods subsequent to December 31, 2006 includes the estimated fair value of all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R  In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R.  The results for the prior periods have not been restated.

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

Recent Accounting Pronouncements

In 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No  109 Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 as of January 1, 2007, as required.

There were no interest or general and administrative expenses accrued or recognized related to income taxes for the six months ended June 30, 2007.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the six months ended June 30, 2007 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

Effective December 31, 2004 the Company recorded, as other comprehensive loss for the year, a $10,000 unrealized loss in the carrying value of its shares of Golden Spirit.  During the years ended December 31, 2005 and 2006 the Company recorded additional unrealized losses in the carrying value of its shares of Golden Spirit totalling $90,000 and $8,889 respectively, which were recorded as other comprehensive loss for those years.  During the six months ended June 30, 2007, the Company sold 2,500 shares resulting in a realized gain of $275 and recorded an additional unrealized gain of $4,345. As a result, the carrying value of the available for sale shares of Golden Spirit is $24,982 as at June 30, 2007 (December 31,2006 - $21,111).

Legacy

During 2003 the Company settled an outstanding debt receivable of $122,988 from Legacy Mining Ltd. (“Legacy”) for the issue of 1,229,880 restricted shares of Legacy representing a then 9.8% interest in Legacy. During 2004, the Company wrote this investment down to $1 because management determined that it was not recoverable within a reasonable period of time.

 Legacy is a non-reporting entity with a director in common and is intends to become a fully reporting company in the USA and seek a listing on the OTCBB.  On December 12, 2006, Legacy filed a Form SB-2 Registration Statement with the United States Security Commission. Following a number of amendments, the SB-2/A was declared effective on August 3, 2007.

NOTE 4 – OIL AND GAS PROPERTIES

Oil and gas properties include the following:

	June 30 ,	December 31,
	2007 (unaudited)	2006
Acquisition and exploration costs, unproved, not subject to depletion.	$ 1,108,777	$ 1,066,286

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

The Company shall pay One Hundred Percent (100%) of all costs of drilling the first two wells drilled on the acreage along with 100% of all costs of logging or testing the wells.  If either of the first two test wells is deemed a dry hole, the Company shall pay One Hundred Percent (100%) of all costs of plugging and abandoning such well(s) and restoration of the surface upon which the well(s) reached its authorized depth and completion of all tests deemed necessary by the Operator.  If the Company elects to complete either or both of the first two wells drilled on the acreage, the Company shall pay One Hundred Percent (100%) of all completion costs through the tanks along with any costs associated to hook up the well(s) to pipeline for the well(s) to be capable of producing into a commercial pipeline for sale.  After the first two wells drilled, if productive, are hooked-up to a pipeline and capable of producing oil and gas in commercial quantities, the Company shall pay 85% of all costs of operating the first two wells and Pioneer shall pay 15% of the operation costs of such wells as reflected in their working interest ownership in such wells.  The Company is required to drill a well on the acreage before November 1, 2010, or the acreage acquired will revert back to Pioneer.  As at June 30, 2007, the Company has spent a total of $93,018 (December 31, 2006 - $50,525) on the initial exploration of the property.

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

The Company has been amortizing the costs of these services over the respective terms of the contracts.  At June 30, 2007, the unamortized portion of the deferred compensation totalled $32,000 (December 31, 2006 - $56,798).

NOTE 6 - STOCKHOLDERS’ EQUITY

(1)   2007 Stock Transactions

During the six months ended June 30, 2007:

(a) The Company issued 10,000 common shares valued at $900 pursuant to a Consulting Agreement with a member of its Advisory Board to perform a minimum of two days consulting services during the period January 15, 2007 to February 15, 2007.

(b) The Company issued 400,000 restricted common shares valued at $32,000 pursuant to a Consulting Agreement with a non-related individual dated June 12, 2007, for ongoing consulting services provided to the Company.

(c) The Company issued a total of 800,000 common shares pursuant to the Company’s 2005 Stock Incentive and Option Plan at $0.10 per share for total proceeds of $80,000.

(d) The Company issued a total of 200,000 common shares pursuant to the Company’s 2006 Stock Incentive and Option Plan at $0.10 per share for total proceeds not yet received of $20,000. (See Note 10)

(2)   2007 - Stock Options

(a)

On October 2, 2006, the Company issued 5,775,000 common shares from the exercise of options pursuant to option grants under the Company’s 2005 Stock Option and Incentive Plan and 425,000 common shares from the exercise of options pursuant to option grants under the Company’s 2006 Stock Option and Incentive Plan.  All shares were issued at an exercise price of $0.10 per share. As consideration, the Company issued promissory notes to the optionees totalling $620,000. The promissory notes were repayable in six months and bear interest at 10%. The Company received $15,500 in interest during the three months ended June 30, 2007 and has recorded $10,726 in additional accrued interest on the promissory notes. During the period, three of the four optionees elected to return their shares to the Company for cancellation. A total of 4,700,000 shares were returned to the Company for cancellation. The remaining promissory note for 1,500,000 shares valued at $150,000 (excluding accrued interest of $10,726) has been extended to October 2, 2007.

(b)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2005	-
Granted during 2006	6,800,000	0.10	5 years
Exercised during 2006	(6,800,000)	-
Granted during 2007	200,000	0.10	5 years
Exercised during 2007	(200,000)	-
Balance, December 31, 2006 and June 30, 2007.	-	$ -	-

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

(d)

As of June 30, 2007, there were 3,575,000 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2007, the Company incurred $12,135 (2006 -$8,790) in management fees to directors. As at June 30, 2007 the Company owes $9,000 in management fees.

During the six months ended June 30, 2007, the Company incurred $10,666 (2006 - $10,933) in rent and office expenses to a private company controlled by a shareholder.

During the six months ended June 30, 2007, the Company incurred $47,999 (2006 - $101,498) in consulting fees, the majority of it which is to a shareholder which is part of management and $4,727 (2006 - $8,514) in professional fees to employees.

During the six months ended June 30, 2007, two companies controlled by significant shareholders earned $22,506 (2006 - $13,998) and a company controlled by a shareholder earned $2,292 (2006 - $13,748) from the Company, pursuant to prepaid services agreements.

At June 30, 2007, an amount of $172,138 (December 31, 2006 - $215,054) was receivable from Golden Spirit.  These amounts are non-interest bearing and have no specific terms of repayment.

At June 30, 2007, an amount of $21,028 (December 31,2006 - $16,360) was receivable from Legacy Mining Ltd.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

At June 30, 2007, the following amounts are due to related parties:

	June 30, 2007	December 31, 2006

Director	$9,000	$9,000
Significant shareholders	11,666	105,551
	$20,666	$114,551

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended June 30, 2007	Six months ended June 30, 2006
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

NOTE 9 - CONTINGENCY

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”).  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of June 30, 2007, the Company is still in the process of having the certificates released.

NOTE 10 – TRANSACTION WITH PROMOTER

On  May 2, 2007, the Company signed an agreement with Yes International (“Yes”) for investor relations services. Under the terms of the six month agreement, the Company was required to pay Yes $2,800 per month and issue Yes 65,000 restricted common shares valued at $5,200. The Company paid $5,600 in investor relations fees during the period and cancelled the contract after two months. It was agreed by the parties that no share consideration would be due.

NOTE 11 – SUBSEQUENT EVENTS

On July 5, 2007, the Company issued a total of 50,000 common shares pursuant to the Company’s 2005 Stock Incentive and Option Plan at $0.10 per share for total proceeds of $5,000.

Subsequent to June 30, 2007, the Company placed on stop transfer on a total of 1,000,000 shares valued at $125,000 previously issued to two consultants until management is satisfied with the performance of the Consultants’ earning these shares. The Company will determine in the next quarter if these shares are to be released or returned to the Company for cancellation and return to treasury.

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

The Company has spent a total of $970,279 in acquisition costs and $114,622 in development costs on the Uinta property to date. On January 4, 2007, the USDA Forest Service decided to allow Avalon Energy to conduct their first proposed seismic exploration project. Avalon’s project would consist of approximately 7 miles of 2D seismic exploration in the Strawberry Peak and Shotgun Draw area of the South Unit of the Ashley National Forest.  Due to seasonal access constraints, it is expected that the project would not begin until summer of 2007.  Recording sensors would be placed along the seismic lines every 22 feet, with surface cables connecting the sensors to a central recording station (large truck).  Recording sensors consist of a small microphone, attached to a metal stake.  Shot-holes would also be drilled along the seismic line, every 330 feet, to a depth of about 60 feet.  Drill holes would be loaded with a small explosive charge, backfilled with cuttings and swelling clays, and then shot to produce seismic energy.  Drilling of the shot holes would be conducted using small portable drilling rigs, transported from site to site by either buggy or helicopter.  Along existing roads, buggy drills would be used, whereas helicopter drills would be used on steep topography away from existing roads. Access to the seismic line off of existing roads would be by helicopter, by foot, or by ATV.  No new roads would be required, and no vegetation would need to be cleared or removed.  After completion, all recording sensors and surface cables would be removed.  The entire operation is expected to last about 10 days. The Company has accepted a bid from CGG Veritas of Houston to complete the first seismic line. Preparations for the Vibrator Seismic Shoot continue on schedule with the surveying work having been completed the week of August 6, 2007.  The vibrator seismic line will be shot under the direction of Veritas DGC Land Inc of Denver covering eight miles along the forest road.  The line travels in an east west direction over the southwestern edge of the property and after cutting the north-west regional fault, swings north-north-east along Twelve Hundred Dollar Ridge spanning the property in that direction and crossing two of the three well locations. This ridge is sub-parallel to the north-south regional fault which also represents possible stratigraphic closure for shallower target horizons.

The permitting work for the three well sites is now well advanced with site plats completed and critical decisions being finalized as to pad locations and disturbance levels. The planning for upgrading the access road and drilling a water supply well is at an advanced stage.

The Environmental Assessment is well underway and a first draft has been delivered to the Ashley National Forest.  Field work on wildlife populations has been conducted throughout the spring and early summer.  Necessary archaeological work was completed last year on both the seismic lines and the three well sites.  This was done under the direct management and supervision of the Ashley National Forest.

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

Update as of June 30, 2007:

-

Successfully tested an economically viable EOR to extract the viscous oil

-

Derek's consultants Peterson Energy Management, Inc., SI International, Inc. & Pacific Geotechnical Associates, Inc. continue to assist in the development of the project

-

12 wells have been completed

-

Fiber optic system has been invaluable in monitoring the reservoir temperature

-

Derek has signed a new contract for oil sales which ties the price received to West Texas Intermediate (WTI)

-

Steaming has commenced in a portion of the newly developed 12 well program

-

Multiple deeper targets for future development have been identified in the 3D seismic interpretation by Derek's consultants

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

Effective December 31, 2004 the Company recorded, as other comprehensive loss for the year, a $10,000 unrealized loss in the carrying value of its shares of Golden Spirit.  During the years ended December 31, 2005 and 2006 the Company recorded additional unrealized losses in the carrying value of its shares of Golden Spirit totalling $90,000 and $8,889 respectively, which were recorded as other comprehensive loss for those years.  During the quarter ended June 30, 2007, the Company sold 2,500 shares resulting in a realized gain of $165 and recorded an additional unrealized gain of $4,345. As a result, the carrying value of the available for sale shares of Golden Spirit is $24,982 as at June 30, 2007 (December 31,2006 - $21,111).

Legacy

During 2003 the Company settled an outstanding debt receivable of $122,988 from Legacy Mining Ltd. (“Legacy”) for the issue of 1,229,880 restricted shares of Legacy representing a then 9.8% interest in Legacy. During 2004, the Company wrote this investment down to $1 because management determined that it was not recoverable within a reasonable period of time.

Legacy is a non-reporting entity with a director in common and is intends to become a fully reporting company in the USA and seek a listing on the OTCBB.  On December 12, 2006, Legacy filed a Form SB-2 Registration Statement with the United States Security Commission. Following a number of amendments, the SB-2/A was declared effective on August 3, 2007.

Liquidity and Capital Resources.

For the six month period ended June 30, 2007, we had total assets of $1,429,276, including cash of $100,241, accounts receivable of $543 and taxes recoverable of $1,565.  We have $1,108,779 invested in oil and gas properties, which is represented by $1,108,777 for 13,189 acres of gas leases located in Utah, $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California.  We have available for sale securities with a fair value of $24,982 as at June 30, 2007, a long-term investment in Legacy Mining Ltd. recorded at a nominal value of $1 and a long-term receivable from Golden Spirit Enterprises Ltd. at a value of $172,138. The decrease in assets was primarily due cash expenditures on various consulting fees to both related and unrelated parties.

At June 30, 2007, we had current liabilities of $56,827, which was represented by accounts payable and accrued liabilities of $36,161 and $20,666 due to related parties. As of December 31, 2006 we had current liabilities of $147,104. The decrease in liabilities was a result of payments made to decrease accounts payable and due to related parties.  At June 30, 2007, we had working capital of $66,550. (December 31, 2006 - $255,475).

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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended June 30, 2007 was $229,568 (2006 - $264,493).  Loss from operations for the six month period ended June 30, 2007 was $306,294 (2006 - $357,304).   This decrease in loss was due to a decrease in stock based compensation expenses and professional expenses.

From inception to June 30, 2007 our Company has incurred cumulative net losses of $21,900,340 resulting primarily from the write-down of $1,406,000 in its interests in oil and gas properties, write-down of $2,250,937 in its interest in ACGT Corporation, write-down of its investment in Legacy Mining Ltd. and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $4,519,359; office and general expenses of $2,431,707; professional fees of $997,249; interest expense of $98,282 and software development costs of $737,300. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Enterprises Ltd. (See Part I, Utah property) and $63,087 in interest and royalty income.

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

Avalon Energy Corporation does anticipate some expenditures within the next 12 months for its new acquisition in the Uinta Basin, Utah that should not affect its liquidity. Avalon is presently in the midst of performing seismic on its acreage and it will also be seeking quotes on the cost of an environmental impact study requested by the regulatory authorities in Utah. Avalon will be seeking drilling permits in Utah and will incur costs towards an environmental study with respect to its 13,189 acres.

The Company may elect to raise funds for potential drilling through equity financing or possible joint venture partnerships. Avalon Energy Corporation does not anticipate any significant exploration costs within the next 12 months, nor does the Avalon Energy Corporation anticipate that it will lease or purchase any significant equipment within the next 12 months. Avalon Energy Corporation does not anticipate a significant change in the number of its employees within the next 12 months. During the third quarter of 2007, the Company’s plan to perform a 2-D seismic line on our Shotgun Draw, Uinta Basin prospect is estimated at a cost of $200,000 - $300,000USD.

Off-Balance Sheet Arrangements

Our company has not entered into any off balance sheet arrangements.

Recent Accounting Pronouncements

In 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No  109 Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 as of January 1, 2007, as required.

There were no interest or general and administrative expenses accrued or recognized related to income taxes for the six months ended June 30, 2007.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the six months ended June 30, 2007 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On February 21, 2002, we issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and we placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, we commenced court proceedings against the principals of Empire Sterling Corporation. Our Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. We continued to file legal process claiming ownership of the shares and breach of trust inter alia. Our Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As at June 30, 2007, we are still in the legal process of having the certificate released.

ITEM 2 CHANGES IN SECURITIES

(1)   2007 Stock Transactions

During the six months ended June 30, 2007:

(a) The Company issued 10,000 common shares valued at $900 pursuant to a Consulting Agreement with a member of its Advisory Board to perform a minimum of two days consulting services during the period January 15, 2007 to February 15, 2007.

(b) The Company issued 400,000 restricted common shares valued at $32,000 pursuant to a Consulting Agreement with a non-related individual dated June 12, 2007, for ongoing consulting services provided to the Company.

(c) The Company issued a total of 800,000 common shares pursuant to the Company’s 2005 Stock Incentive and Option Plan at $0.10 per share for total proceeds of $80,000.

(d) The Company issued a total of 200,000 common shares pursuant to the Company’s 2006 Stock Incentive and Option Plan at $0.10 per share for total proceeds not yet received of $20,000.

(2)

2007 - Stock Options

(a)

On October 2, 2006, the Company issued 5,775,000 common shares from the exercise of options pursuant to option grants under the Company’s 2005 Stock Option and Incentive Plan and 425,000 common shares from the exercise of options pursuant to option grants under the Company’s 2006 Stock Option and Incentive Plan.  All shares were issued at an exercise price of $0.10 per share. As consideration, the Company issued promissory notes to the optionees totalling $620,000. The promissory notes were repayable in six months and bear interest at 10%. The Company received $15,500 in interest during the three months ended June 30, 2007 and has recorded $10,726 in additional accrued interest on the promissory notes. During the period, three of the four optionees elected to return their shares to the Company for cancellation. A total of 4,700,000 shares were returned to the Company for cancellation. The remaining promissory note for 1,500,000 shares has been extended to October 2, 2007.

(b)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2005	-
Granted during 2006	6,800,000	0.10	5 years
Exercised during 2006	(6,800,000)	-
Granted during 2007	200,000	0.10	5 years
Exercised during 2007	(200,000)	-
Balance, December 31, 2006 and June 30, 2007.	-	$ -	-

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

(d)

As of June 30, 2007, there were 3,575,000 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

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

None

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of June 30, 2007, with respect to the ownership of our Company's common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each director and officer and by all officers and directors as a group.

Name of

Address of

Amount of Shares

% of Outstanding

Beneficial Holder

Beneficial Holder

Beneficially Owned

Common Stock

- ------------------------------------------------------------------------------------------------------------------------------------------

Cede & Co.

The Depository Trust Co

36,567,368 (1)

66.23%

PO Box 222 Bowling Green Stn.

New York, NY 10272

Carlton Parfitt

      9560 Parksville Drive

              50,000

                0.0010%

Director

                        Richmond, BC V7E 4M9

Robert Klein

      429 West 41st Avenue

             50,000

                0.0010%

Persident/Director             Vancouver, BC V5Y 2S6

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

B. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the six months ended June 30, 2007, the Company incurred $12,135 (2006 -$8,790) in management fees to directors. As at June 30, 2007 the Company owes $9,000 in management fees.

During the six months ended June 30, 2007, the Company incurred $10,666 (2006 - $10,933) in rent and office expenses to a private company controlled by a shareholder.

During the six months ended June 30, 2007, the Company incurred $47,999 (2006 - $101,498) in consulting fees, the majority of it which is to a shareholder which is part of management and $4,727 (2006 - $8,514) in professional fees to employees.

During the six months ended June 30, 2007, two companies controlled by significant shareholders earned $22,506 (2006 - $13,998) and a company controlled by a shareholder earned $2,292 (2006 - $13,748) from the Company, pursuant to prepaid services agreements.

At June 30, 2007, an amount of $172,138 (December 31, 2006 - $215,054) was receivable from Golden Spirit.  These amounts are non-interest bearing and have no specific terms of repayment.

At June 30, 2007, an amount of $21,028 (December 31, 2006 - $16,360) was receivable from Legacy Mining Ltd.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

At June 30, 2007, the following amounts are due to related parties:

	June 30, 2007	December 31, 2006

Director	$9,000	$9,000
Significant shareholders	11,666	105,551
	$20,666	$114,551

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

C. DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Avalon Energy Corporation held the following property in the following amounts:

Property

June 30, 2007

December 31, 2006

----------------------------------------------------------------------------------

Cash

$ 100,241

$ 355,009

Avalon Energy Corporation defines cash equivalents as all highly liquid investments with maturity of 3 months or less when purchased. Avalon Energy Corporation does not presently own any interests in real estate. Avalon Energy Corporation does not presently own any inventory or equipment.

D. TRANSACTIONS WITH PROMOTERS

On May 2, 2007, the Company signed an agreement with Yes International (“Yes”) for investor relations services. Under the terms of the six month agreement, the Company was required to pay Yes $2,800 per month and issue Yes 65,000 restricted common shares valued at $5,200. The Company paid $5,600 in investor relations fees during the period and cancelled the contract after two months. It was agreed by the parties that no share consideration would be due.

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

Date: August 14, 2007

By: /s/ Robert Klein

 ---------------------------

Robert Klein