Form 10QSB
period 2007-09-30
SHOTGUN ENERGY CORP
filed 2007-11-16
CIK 746631

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                            FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period   from     to

Commission File Number: 0-13597

SHOTGUN ENERGY CORPORATION

(Formerly Shotgun Energy Corporation)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of SEPTEMBER 30, 2007 there were

              17,395,238 shares of the issuer's $0.001 par value common stock issued and outstanding.

===============================================================

INDEX

PAGE

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements..................................................................................F-1-F-10

Balance Sheet as of September 30, 2007 (Unaudited) and December 31, 2006.........F-1

Statements of Operations (Unaudited) For the Three Months and Nine Months
Ended September 30, 2007 and 2006,and the Period from January 1, 1996 through September 30, 2007..................................................................................F-2

Statements of Cash Flows (Unaudited) For the Nine Months
Ended September 30, 2007 and 2006,and the Period from January 1, 1996

Part II. OTHER INFORMATION

===============================================================

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SHOTGUN ENERGY CORPORATION

(Formerly Avalon Energy Corporation)

(An Exploration Stage Company)

BALANCE SHEETS

	September 30, 2007 (unaudited)	December 31, 2006

ASSETS

CURRENT ASSETS
Cash	$ 23,815	$ 355,009
Accounts receivable	101	-
Taxes recoverable	2,197	1,210
Due from Legacy Mining Ltd.	35,534	16,360

TOTAL CURRENT ASSETS	61,647	372,579

AVAILABLE FOR SALE SECURITIES – related parties	20,638	21,112
DUE FROM GOLDEN SPIRIT ENTERPRISES LTD.	147,081	215,054
OIL AND GAS PROPERTIES, (full cost method of accounting, unproven)	1,246,132	1,066,286

TOTAL ASSETS	$ 1,475,498	$ 1,675,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 155,591	$ 32,553
Due to related parties	8,965	114,551
TOTAL CURRENT LIABILITIES	164,556	147,104

CONTINGENCY

STOCKHOLDERS’ EQUITY
Convertible Preferred: - Class A voting stock, $0.001 par value, 5,000,000 shares authorized
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized
Common stock, $.001 par value, 200,000,000 shares authorized
17,395,238 (December 31, 2006 – 18,400,164) shares issued and outstanding	17,395	18,400
Additional paid-in capital	23,592,163	23,904,760
Deferred Compensation	(57,000)	(56,798)
Share subscriptions Receivable	(20,000)	-
Promissory Notes Receivable	(113,258)	(635,500)
Deficit accumulated during the exploration stage	(17,538,838)	(17,133,413)
Deficit accumulated prior to the exploration stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive loss	(108,887)	(108,889)
TOTAL STOCKHOLDERS' EQUITY	1,310,942	1,527,927

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY	$ 1,475,498	$ 1,675,031

The accompanying notes are an integral part of these financial statements

SHOTGUN ENERGY CORPORATION

(Formerly Avalon Energy Corporation)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30, 2007	Three Months ended September 30, 2006	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006	For the period from January 1, 1996 to September 30, 2007

EXPENSES
Litigation settlement	$ -	$ -	$ -	$ -	$ 2,291,070
Management and consulting fees	49,398	89,675	301,159	250,826	4,568,757
Consulting fees – stock based compensation	6,750	-	10,750	61,000	1,861,890
Exploration costs	-	-	-	-	113,678
Loss on settlement of debt	-	-	-	-	718,784
General and administrative	32,461	24,925	93,498	93,650	2,464,168
Professional fees	14,263	23,886	34,253	90,314	1,011,512
Interest expense	-	-	-	-	98,282
Software development costs	-	-	-	-	737,300

LOSS BEFORE THE FOLLOWING	102,872	138,486	439,660	495,790	13,865,441

Interest, Royalty and Other Income	(3,741)		(34,235)		(66,828)
Property option income	-	-	-	-	(130,000)
Write-down of investment in Legacy Mining Ltd.	-	-	-	-	128,288
Write-down of interest in ACGT Corporation	-	-	-	-	2,250,937
Write-down of interest in oil and gas properties	-	-	-	-	1,406,000
Loss on Iceberg Drive Inn Investment	-	-	-	-	85,000

NET LOSS FOR THE PERIOD	$ (99,131)	$ (138,486)	$(405,425)	$(495,790)	$ (17,538,838)

BASIC NET LOSS PER SHARE	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,324725	14,686,978	18,203387	13,807,824

The accompanying notes are an integral part of these interim financial statements

    SHOTGUN ENERGY CORPORATION

    (Formerly Avalon Energy Corporation)

      (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Cumulative from January 1, 1996 to September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (405,425)	$ (495,790)	$ (17,538,838)
Adjustments to reconcile net loss to net cash used in operating activities:
- fees and services paid for with common shares	64,697	136,119	3,357,803
- other stock-based compensation	10,750	61,000	1,861,890
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	-	1,406,000
- write-down of investment in Legacy Mining Ltd.	-	-	128,288
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (Gain)/loss on sale of securities held for resale	(275)	-	(275)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	(29,484)	-	(60,124)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	121,950	7,396	407,724
CASH FLOWS USED IN OPERATING ACTIVITIES	(237,787)	(218,186)	(4,164,507)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes receivable	41,726	-	57,226
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	750	-	750
Interest in oil and gas properties, net of finders fees	(179,846)	(7,458)	(1,667,064)
CASH FLOWS USED IN INVESTING ACTIVITIES	(137,370)	(7,458)	(1,729,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	100,750	715,545	4,268,195
Net proceeds from common stock subscriptions	-	-	633,000
Net advances (to) from related parties	(56,787)	5,149	596,575
Advances receivable	-	-	420,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	43,963	720,694	5,917,770

NET INCREASE (DECREASE) IN CASH	(331,194)	409,616	23,815

CASH, BEGINNING OF PERIOD	355,009	41,081	-

CASH, END OF PERIOD	$ 23,815	$ 450,697	$ 23,815

Supplemental cash flow information (See Note 8)

The accompanying notes are an integral part of these financial statements

SHOTGUN  ENERGY CORPORATION

(Formerly Avalon Energy Corporation)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

NOTE 1 – NATURE OF OPERATIONS

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983.  The Company underwent a name change to Asdar Group on December 10, 1987, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on February 18, 2003, a name change to Avalon Gold Corporation on August 28, 2003, a name change to Avalon Energy Corporation on March 22, 2005 and a name change to Shotgun Energy Corporation on September 25, 2007.  The Company was dormant from 1991 to 1996 and currently has no revenue generating operations.  In accordance with SFAS #7, "Accounting and Reporting by Development Stage Enterprises," the Company was considered a development stage company since January 1, 1996 and as a result of changing its business focus to acquisition and exploration of resource properties is considered to be an exploration stage company. Expected operations will consist of acquiring oil and gas properties of merit and conducting the necessary exploration to prove the presence of oil or natural gas.

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $21,999,471 since inception, and further significant losses are expected to be incurred in the exploration and development of its resource properties.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its resource properties.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 2 – BASIS OF PRESENTATION (con’t.)

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

Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

There were no interest or general and administrative expenses accrued or recognized related to income taxes for the nine months ended September 30, 2007.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the six months ended June 30, 2007 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

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

Effective December 31, 2004 the Company recorded, as other comprehensive loss for the year, a $10,000 unrealized loss in the carrying value of its shares of Golden Spirit.  During the years ended December 31, 2005 and 2006 the Company recorded additional unrealized losses in the carrying value of its shares of Golden Spirit totalling $90,000 and $8,889 respectively, which were recorded as other comprehensive loss for those years.  During the nine months ended September 30, 2007, the Company sold 2,500 shares resulting in a realized gain of $275 and recorded an additional unrealized gain of $2. As a result, the carrying value of the available for sale shares of Golden Spirit is $20,638 as at September 30, 2007 (December 31, 2006 - $21,111).

Legacy

During 2003 the Company settled an outstanding debt receivable of $122,988 from Legacy Mining Ltd. (“Legacy”) for the issue of 1,229,880 restricted shares of Legacy representing a then 9.8% interest in Legacy. During 2004, the Company wrote this investment down to $0 because management determined that it was not recoverable within a reasonable period of time.

 Legacy is a non-reporting entity with a director in common and is intends to become a fully reporting company in the USA and seek a listing on the OTCBB.  On December 12, 2006, Legacy filed a Form SB-2 Registration Statement with the United States Security Commission. Following a number of amendments, the SB-2/A was declared effective on August 3, 2007.

NOTE 4 – OIL AND GAS PROPERTIES

Oil and gas properties include the following:

	September 30 ,	December 31,
	2007 (unaudited)	2006
Acquisition and exploration costs, unproved, not subject to depletion.	$ 1,246,132	$ 1,066,286

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

On January 18, 2005, the Company entered into the Participation Agreement with Pioneer as described above.  The total consideration paid to Pioneer, including the $50,000 deposit described above, was

$706,279.  In addition, the Company issued 400,000 restricted common shares valued at $264,000 on February 7, 2005 as finders’ fees to certain third parties who were responsible for tabling the Uinta Basin

Overpressured Gas Project to the Company.  The Company has also committed to paying a 1.5% gross royalty on all revenue received by it from the Uinta Basin Project.

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

The Company shall pay One Hundred Percent (100%) of all costs of drilling the first two wells drilled on the acreage along with 100% of all costs of logging or testing the wells.  If either of the first two test wells is deemed a dry hole, the Company shall pay One Hundred Percent (100%) of all costs of plugging and abandoning such well(s) and restoration of the surface upon which the well(s) reached its authorized depth and completion of all tests deemed necessary by the Operator.  If the Company elects to complete either or both of the first two wells drilled on the acreage, the Company shall pay One Hundred Percent (100%) of all completion costs through the tanks along with any costs associated to hook up the well(s) to pipeline for the well(s) to be capable of producing into a commercial pipeline for sale.  After the first two wells drilled, if productive, are hooked-up to a pipeline and capable of producing oil and gas in commercial quantities, the Company shall pay 85% of all costs of operating the first two wells and Pioneer shall pay 15% of the operation costs of such wells as reflected in their working interest ownership in such wells.  The Company is required to drill a well on the acreage before November 1, 2010, or the acreage acquired will revert back to Pioneer.  As at September 30, 2007, the Company has spent a total of $230,371 (December 31, 2006 - $50,525) on the initial exploration of the property.

NOTE 5 – DEFERRED COMPENSATION

On February 1, 2005, the Company entered into an agreement with Holm Investments Ltd., (“Holm”) a private company owned by a significant shareholder of the Company, for a two year term, whereby Holm Investments Ltd. will provide investor relations services to the Company (valued at $55,000) in exchange for 83,333 restricted shares of the Company’s common stock. Holm will provide such services as researching, editing and generating a company profile, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.

On May 15, 2005, the Company entered into an agreement with Palisades Financial Ltd., (“Palisades”) a private company owned by an individual who is management of the Company, for a two-year term, whereby Palisades will provide investment-banking services to the Company (valued at $56,000) in exchange for 133,333 restricted shares of the Company’s common stock. The investment banker will provide access to investors and ongoing funding for the Company’s investments, particularly the Uinta Basin project.

On November 1, 2006, the Company entered into an agreement with 1063244 Alberta Ltd., (“1063244”), a private company owned by an individual who is in management of the Company, with a two year term, whereby the company will provide consulting services to the Company (valued at $48,000) in exchange for 160,000 restricted shares of the Company's common stock. The consultant will provide Corporate business development and strategy for the Company in connection with the Company's oil & gas exploration and development in the Uinta Basin, Utah.

On August 15, 2007, the Company entered into an agreement with Palisades Financial Ltd., (“Palisades”) a private company owned by a significant shareholder of the Company, for a four year term, whereby Palisades Financial Ltd. will provide investor relations services to the Company (valued at $32,000) in exchange for 133,333 restricted shares of the Company’s common stock. Palisades will provide such services as researching, editing and generating a company profile, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.

The Company has been amortizing the costs of these services over the respective terms of the contracts.  At September 30, 2007, the unamortized portion of the deferred compensation totaled $57,000 (December 31, 2006 - $56,798).

NOTE 6 - STOCKHOLDERS’ EQUITY

On September 4, 2005, the Registrant held a Special Meeting whereby the Board of Directors, by unanimous consent, adopted, effective September 25, 2007, the following amendments to its Articles of Incorporation:

Name Change.   The Registrant announces that majority of the shareholders entitled to vote on such matters approved a change of name from Avalon Energy Corporation to “Shotgun Energy Corporation”  In addition, approval was obtained to restructure the issued capital through a reverse split of the outstanding issued shares, the ratio of split to be one-for-three (1:3).  On September 11, 2007, a Certificate of Amendment to its Articles of Incorporation was filed with the State of Nevada changing the name to Shotgun Energy Corporation and declaring a one-for-three (1:3) reverse stock split.

Change of Symbol and CUSIP Number.  Commensurate with the name change, Registrant also took the necessary steps to change its symbol and CUSIP Number. Therefore, the CUSIP Number has changed from 05343W 10 4 to 825358 10 4. Effective at the opening of business on September 25, 2007, the symbol will change from AVLN to “SGNE”.

(1)   2007 Stock Transactions

During the nine months ended September 30, 2007:

(a) The Company issued 3,333 common shares valued at $900 pursuant to a Consulting Agreement with a member of its Advisory Board to perform a minimum of two days consulting services during the period January 15, 2007 to February 15, 2007.

(b) The Company issued 133,333 restricted common shares valued at $32,000 pursuant to a Consulting Agreement with a non-related individual dated June 12, 2007, for ongoing consulting services provided to the Company.

(c) The Company issued a total of 266,667 common shares pursuant to the Company’s 2005 Stock Incentive and Option Plan at $0.30 per share for total proceeds of $80,000.

(d) The Company issued a total of 66,667 common shares pursuant to the Company’s 2006 Stock Incentive and Option Plan at $0.30 per share for total proceeds not yet received of $20,000. (See Note 10)

(e)  The Company issued 133,333 restricted common shares valued at $32,000 pursuant to a Investor  Relations Agreement with related party dated August 15, 2007, for ongoing consulting services provided to the Company.

(f)  The Company issued a total of 16,667 common shares pursuant to the Company’s 2005 Stock Incentive and Option Plan at $0.30 per share for total proceeds of $5,000.

(g)  The Company issued a total of 75,000 common shares pursuant to the Company’s 2007 Stock Incentive and Option Plan at $0.21 per share for total proceeds of $15,750.

During the period, the Company placed on stop transfer on a total of 333,333 shares valued at $125,000 previously issued to two consultants until management is satisfied with the performance of the Consultants’ earning these shares. The Company will determine by December 31, 2007 if these shares are to be released or returned to the Company for cancellation and return to treasury.

(2)

2007 - Stock Options

(a)

On October 2, 2006, the Company issued 1,925,000 common shares from the exercise of options pursuant to option grants under the Company’s 2005 Stock Option and Incentive Plan and 141,667 common shares from the exercise of options pursuant to option grants under the Company’s 2006 Stock Option and Incentive Plan.  All shares were issued at an exercise price of $0.10 per share. As consideration, the Company issued promissory notes to the optionees totalling $620,000. The promissory notes were repayable in six months and bear interest at 10%. The Company received $26,226 in interest during the nine months ended September 30, 2007 and has recorded $3,258 in additional accrued interest on the promissory notes. During the period, three of the four optionees elected to return their shares to the Company for cancellation. A total of 1,700,000 shares were returned to the Company for cancellation. The remaining promissory note for 366,667 shares valued at $110,000 (excluding accrued interest of $3,258) has been extended to December 31, 2007.

(b)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2005	-
Granted during 2006	2,266,667	0.10	5 years
Exercised during 2006	(2,266,667)	-
Granted during 2007	108,334	0.10	5 years
Exercised during 2007	(108,334)	-
Balance, December 31, 2006 and September 30, 2007.	-	$ -	-

NOTE 6 - STOCKHOLDERS’ EQUITY (con’t)

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

(d)

As of September 30, 2007, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(e)

 On September 14, 2007, the Company filed a Registration Statement on Form S-8 to cover up to 2,000,000 shares of common stock to be issued pursuant to the Company’s 2007 Stock Incentive and Option Plan (the “Plan”).  These shares are to be issued when required from authorized and unissued common stock of the Company. The purpose of the plan is to provide the opportunity for eligible employees, consultants and members of the Board of Directors to increase their proprietary interest in the Company and as an incentive for them to remain in the service of the Company. The option price is set at the fair market value of the common stock at the date of issue. The term of the options, once granted, is not to exceed five years.

(f)

 As of September 30, 2007, there were 1,958,333 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2007, the Company incurred $17,885 (2006 -$15,034) in management fees to directors. As at September 30, 2007 the Company owes $9,000 in management fees.

During the nine months ended September 30, 2007, the Company incurred $19,131 (2006 - $16,507) in rent and office expenses to a private company controlled by a shareholder.

During the nine months ended September 30, 2007, the Company incurred $52,399 (2006 - $138,497) in consulting fees, the majority of it which is to a shareholder who is part of management and $10,509 (2006 - $8,514) in professional fees to employees.

During the nine months ended September 30, 2007, two companies controlled by significant shareholders earned $30,166 (2006 - $17,998) and a company controlled by a shareholder earned $2,292 (2006 - $20,622) from the Company, pursuant to prepaid services agreements.

At September 30, 2007, an amount of $147,081 (December 31, 2006 - $215,054) was receivable from Golden Spirit.  These amounts are non-interest bearing and have no specific terms of repayment.

At September 30, 2007, an amount of $35,534 (December 31,2006 - $16,360) was receivable from Legacy Mining Ltd.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

At September 30, 2007, the following amounts are due to related parties:

	September 30, 2007	December 31, 2006

Director	$9,000	$9,000
Significant shareholders	(35)	105,551
	$8,965	$114,551

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended June 30, 2007	Six months ended June 30, 2006
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The Company issued 133,333 restricted common shares valued at $32,000 pursuant to an investor relations services agreement. (See note 5).

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

Our Background. Our Company, Shotgun Energy Corporation, was formed under the laws of the State of Nevada on November 29, 1983 under the name Venture Group, Inc. On February 11, 1986, an amendment to the Articles of Incorporation was filed changing the corporate name to Asdar Corporation. On December 10, 1987, another amendment to the Articles of Incorporation was filed changing the corporate name to Asdar Group.  On February 18, 2001, Asdar Group filed a Certificate of Reinstatement with the Secretary of State of Nevada. On April 30, 2002, another amendment to the Articles of Incorporation was filed changing the corporate name to Precise Life Sciences Ltd. Additional amendments to the Articles of Incorporation were filed changing the corporate name as follows:

February 18, 2003 -     Iceberg Brands Corporation

August 28, 2003 -       Avalon Gold Corporation

March 22, 2005 -        Avalon Energy Corporation

September 25, 2007 - Shotgun Energy Corporation

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

Our Business. Our Company, Shotgun Energy Corporation, was an inactive shell corporation from 1991 to December 1995, when we began the process of identifying potential business interests, including, but not necessarily limited to, interests in the "Internet E-Commerce".  In this regard, on March 8, 2000, we signed a Technology Development Agreement with TekMaster Ltd., a British Columbia corporation, and with Xntrik Enterprises Ltd., a British Columbia corporation (the "Tech Agreement"), to fund development of a Scalable Server Platform. The Tech Agreement called for us to issue two million (2,000,000) shares of the company's $.001 par value common stock with Rule 144 Restrictions, valued at $600,000 and to fund two hundred thousand ($200,000) dollars in Canadian Funds for ongoing development costs. The Tech Agreement also called for Xntrik Enterprises Ltd. to design and develop the software and for Tek Master Ltd. to design an interface for an administrative toolkit to manage clients.

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

The Company has spent a total of $970,279 in acquisition costs and $114,622 in development costs on the Uinta property to date. On January 4, 2007, the USDA Forest Service decided to allow Shotgun Energy to conduct their first proposed seismic exploration project. Shotgun’s project would consist of approximately 7 miles of 2D seismic exploration in the Strawberry Peak and Shotgun Draw area of the South Unit of the Ashley National Forest.  Due to seasonal access constraints, it is expected that the project would not begin until summer of 2007.  Recording sensors would be placed along the seismic lines every 22 feet, with surface cables connecting the sensors to a central recording station (large truck).  Recording sensors consist of a small microphone, attached to a metal stake.  Shot-holes would also be drilled along the seismic line, every 330 feet, to a depth of about 60 feet.  Drill holes would be loaded with a small explosive charge, backfilled with cuttings and swelling clays, and then shot to produce seismic energy.  Drilling of the shot holes would be conducted using small portable drilling rigs, transported from site to site by either buggy or helicopter.  Along existing roads, buggy drills would be used, whereas helicopter drills would be used on steep topography away from existing roads. Access to the seismic line off of existing roads would be by helicopter, by foot, or by ATV.  No new roads would be required, and no vegetation would need to be cleared or removed.  After completion, all recording sensors and surface cables would be removed.  The entire operation is expected to last about 10 days. The Company has accepted a bid from CGG Veritas of Houston to complete the first seismic line. Preparations for the Vibrator Seismic Shoot continue on schedule with the surveying work having been completed the week of August 6, 2007.  The vibrator seismic line will be shot under the direction of Veritas DGC Land Inc of Denver covering eight miles along the forest road.  The line travels in an east west direction over the southwestern edge of the property and after cutting the north-west regional fault, swings north-north-east along Twelve Hundred Dollar Ridge spanning the property in that direction and crossing two of the three well locations. This ridge is sub-parallel to the north-south regional fault which also represents possible stratigraphic closure for shallower target horizons. In October, 2007, we confirm the completion of the 2D Seismic Shoot despite inconsistent weather conditions.

The results of the 2D Seismic program will be processed along with available data from a previous Texaco Seismic shoot which will add to the confidence in the interpretation of the data.

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

Based on Shotgun’s ongoing agreement with respect to the LAK Ranch,  if Derek sells any or all of its interest in the LAK Ranch Property, it will pay to Shotgun, subject to adjustments, 7.5% of the net sales proceeds on the first USD $7,500,000 and 1% on any balance over and above USD$7,500,000.

The LAK Ranch field, originally discovered in the 1920s, covers approximately 7,500 acres in the Powder River basin. Historically, oil production has been sporadic from a limited number of wells completed in the Newcastle Sand due to the abnormally low reservoir temperature in this part of the basin. However, the oil contains high levels of naphtha and the viscosity should respond dramatically to the application of heat through steam injection. To date, Derek has completed SAGD test well pair that was drilled to a depth of 1,000 feet and 1,800 feet horizontally into the Newcastle sand formation. More than 5,000 barrels of oil were recovered in limited preliminary testing. Shotgun, through its predecessor Asdar has received royalty payments from the sale of every barrel of oil sold to date.

During the year ended December 31, 2004, there was no production from the Wyoming property.

The Company has received $5,380 in oil royalties in the year 2006. $568 in royalties were received up to September 30, 2007.

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

Update as of September 30, 2007:

•

Successfully tested an economically viable EOR to extract the viscous oil

•

Derek's consultants Peterson Energy Management, Inc., SI International, Inc. & Pacific Geotechnical Associates, Inc. continue to assist in the development of the project

•

12 wells have been completed

•

Fiber optic system has been invaluable in monitoring the reservoir temperature

•

Derek has signed a new contract for oil sales which ties the price received to West Texas Intermediate (WTI)

•

Steaming has commenced in a portion of the newly developed 12 well program

•

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

Effective December 31, 2004 the Company recorded, as other comprehensive loss for the year, a $10,000 unrealized loss in the carrying value of its shares of Golden Spirit.  During the years ended December 31, 2005 and 2006 the Company recorded additional unrealized losses in the carrying value of its shares of Golden Spirit totalling $90,000 and $8,889 respectively, which were recorded as other comprehensive loss for those years.  During the six months ended September 30, 2007, the Company sold 2,500 shares resulting in a realized gain of $165 and recorded an additional unrealized gain of $2. As a result, the carrying value of the available for sale shares of Golden Spirit is $20,638 as at June 30, 2007 (December 31, 2006 - $21,111).

Legacy

During 2003 the Company settled an outstanding debt receivable of $122,988 from Legacy Mining Ltd. (“Legacy”) for the issue of 1,229,880 restricted shares of Legacy representing a then 9.8% interest in Legacy. During 2004, the Company wrote this investment down to $0 because management determined that it was not recoverable within a reasonable period of time.

Legacy is a non-reporting entity with a director in common and is intends to become a fully reporting company in the USA and seek a listing on the OTCBB.  On December 12, 2006, Legacy filed a Form SB-2 Registration Statement with the United States Security Commission. Following a number of amendments, the SB-2/A was declared effective on August 3, 2007.

Liquidity and Capital Resources.

For the nine month period ended September 30, 2007, we had total assets of $1,475,498, including cash of $23,815, accounts receivable of $101 and taxes recoverable of $2,197.  We have $1,246,132 invested in oil and gas properties, which is represented by $1,246,130 for 13,189 acres of gas leases located in Utah, $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California.  We have available for sale securities with a fair value of $20,638 as at September 30, 2007, a long-term investment in Legacy Mining Ltd. recorded at a nominal value of $1 and a long-term receivable from Golden Spirit Enterprises Ltd. at a value of $147,081. The decrease in assets was primarily due cash expenditures on various consulting fees to both related and unrelated parties.

At September 30, 2007, we had current liabilities of $164,556, which was represented by accounts payable and accrued liabilities of $155,591 and $8,965 due to related parties. As of December 31, 2006 we had current liabilities of $147,104. The increase in liabilities was a result of expenditures incurred on the Uinta Basin Project.  At September 30, 2007, we had a working capital deficiency of $102,909. (December 31, 2006 - $255,475 working capital surplus).

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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended September 30, 2007 was $99,131 (2006 - $138,486).  Loss from operations for the nine month period ended September 30, 2007 was $405,425 (2006 - $495,790).   This decrease in loss was due to a decrease in stock based compensation expenses and professional expenses.

From inception to September 30, 2007 our Company has incurred cumulative net losses of $21,999,47 resulting primarily from the write-down of $1,406,000 in its interests in oil and gas properties, write-down of $2,250,937 in its interest in ACGT Corporation, write-down of its investment in Legacy Mining Ltd. and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $4,568,757, office and general expenses of $2,464,168; professional fees of $1,011,512; interest expense of $98,282 and software development costs of $737,300. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Enterprises Ltd. (See Part I, Utah property) and $66,828 in interest and royalty income.

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

Shotgun Energy Corporation does anticipate some expenditures within the next 12 months for its new acquisition in the Uinta Basin, Utah that should not affect its liquidity. Shotgun has presently completed 2D seismic on its acreage and it will also be seeking quotes on the cost of an environmental impact study requested by the regulatory authorities in Utah. Shotgun will be seeking drilling permits in Utah and will incur costs towards an environmental study with respect to its 13,189 acres.

The Company may elect to raise funds for potential drilling through equity financing or possible joint venture partnerships. Shotgun Energy Corporation does not anticipate any significant exploration costs within the next 12 months, nor does the Shotgun Energy Corporation anticipate that it will lease or purchase any significant equipment within the next 12 months. Shotgun Energy Corporation does not anticipate a significant change in the number of its employees within the next 12 months. During the fourth quarter of 2007, the Company  performed a 2-D seismic line on our Shotgun Draw, Uinta Basin prospect. When all costs are in, it is estimated it will cost between $200,000 - $300,000USD.

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

There were no interest or general and administrative expenses accrued or recognized related to income taxes for the nine months ended September 30, 2007.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the nine months ended September 30, 2007 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(1)   2007 Stock Transactions

During the nine months ended September 30, 2007:

(a) The Company issued 3,333 common shares valued at $900 pursuant to a Consulting Agreement with a member of its Advisory Board to perform a minimum of two days consulting services during the period January 15, 2007 to February 15, 2007.

(b) The Company issued 133,333 restricted common shares valued at $32,000 pursuant to a Consulting Agreement with a non-related individual dated June 12, 2007, for ongoing consulting services provided to the Company.

(c) The Company issued a total of 266,667 common shares pursuant to the Company’s 2005 Stock Incentive and Option Plan at $0.30 per share for total proceeds of $80,000.

(d) The Company issued a total of 66,667 common shares pursuant to the Company’s 2006 Stock Incentive and Option Plan at $0.30 per share for total proceeds not yet received of $20,000.

(e)  The Company issued 133,333 restricted common shares valued at $32,000 pursuant to a Investor Relations Agreement with related party dated August 15, 2007, for ongoing investor relation services provided to the Company.

(f)  The Company issued a total of 16,667 common shares pursuant to the Company’s 2005 Stock Incentive and Option Plan at $0.30 per share for total proceeds of $5,000.

(g)  The Company issued a total of 75,000 common shares pursuant to the Company’s 2007 Stock Incentive and Option Plan at $0.21 per share for total proceeds of $15,750.

During the period, the Company placed on stop transfer on a total of 333,333 shares valued at $125,000 previously issued to two consultants until management is satisfied with the performance of the Consultants’ earning these shares. The Company will determine by December 31, 2007 if these shares are to be released or returned to the Company for cancellation and return to treasury.

NOTE 6 – STOCKHOLDERS' EQUITY (con't)

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

(b)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2005	-
Granted during 2006	2,266,667	0.10	5 years
Exercised during 2006	(2,266,667)	-
Granted during 2007	108,334	0.10	5 years
Exercised during 2007	(108,334)	-
Balance, December 31, 2006 and September 30, 2007.	-	$ -	-

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

(d)

As of September 30, 2007, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(e)

 On September 14, 2007, the Company filed a Registration Statement on Form S-8 to cover up to 2,000,000 shares of common stock to be issued pursuant to the Company’s 2007 Stock Incentive and Option Plan (the “Plan”).  These shares are to be issued when required from authorized and unissued common stock of the Company. The purpose of the plan is to provide the opportunity for eligible employees, consultants and members of the Board of Directors to increase their proprietary interest in the Company and as an incentive for them to remain in the service of the Company. The option price is set at the fair market value of the common stock at the date of issue. The term of the options, once granted, is not to exceed five years.

(f)

 As of September 30, 2007, there were 1,958,333 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

(1)   2006 Stock Transactions

During the nine months ended September 30, 2006, the Company issued a total of 200,000 common shares pursuant to the Company’s 2005 Stock Incentive and Option Plan at prices ranging from $0.33 per share to $0.36 per share for total proceeds of $67,000.

On April 6, 2006, the Company issued 33,333 restricted common shares with a fair value of $12,000 to a consultant for services related to the Uinta Basin project.

On May 17, 2006, the Company completed a private placement and issued 2,666,667 Series A units at $0.13 per unit for gross proceeds of $800,000 ($648,545 net of issuance costs).  Each Series A unit consists of (i) one restricted share of the Company's common stock and (ii) one-half of a Series A warrant with each whole Series A warrant entitling the subscriber to acquire one share of the Company's common stock at a purchase price of $0.60 per share for a period of eighteen months.  A finder’s fee of 15% of the total proceeds was paid in the form of 400,000 restricted shares of the Company’s common stock. On July 14, 2006 (declared effective July 27, 2006), the Company filed a Form SB-2 Registration Statement with the SEC in accordance with the requirements of the placement agency agreement.  The Company registered a total of 4,400,000 shares of common stock being the 2,666,667 subscriber shares, the 400,000 finders’ shares and 1,333,333 shares underlying the subscriber Series A warrants.  On September 27, 2006, 133,333 of the finder’s shares were returned to the Company for cancellation.  As a result, the finder received a total fee of 266,667 shares of the Company’s common stock.

On May 23, 2006, the Company issued 16,667 restricted common shares with a fair value of $7,500 to a consultant for services related to the Uinta Basin project and for services as a member of the Company’s advisory board.

On May 22, 2006, the Company issued 166,667 restricted common shares with a fair value of $75,000 pursuant to a consulting agreement for corporate finance services.

(2)  2006 Stock Options

(a)

The fair value of the common stock options granted during the period was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.88%
Expected volatility	153%
Expected option life (in years)	5

(b)

During the three months ended March 31, 2006, the Company granted a total of 166,667 five-year common stock options at an exercise price of $0.33.  The Company recognized stock-based compensation of $50,000, which represented the estimated fair value of these stock options.

(c)

During the three months ended June 30, 2006, the Company granted a total of 33,333 five-year common stock options at an exercise price of $0.36.  The Company recognized stock-based compensation of $11,000, which represented the estimated fair value of these stock options.

(d)

On September 29, 2006, the Company filed a Registration Statement on Form S-8 to cover up to 1,400,000 shares of common stock to be issued pursuant to the Company’s 2006 Stock Incentive and Option Plan.  None of these options have been granted to date.

(e)

As of September 30, 2006, there were 1,925,000 stock options available for grant under the Company’s 2005 Stock Incentive and Option Plan and 1,400,000 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(f)

The Company’s stock option activity was as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2005	-	$ -	-
Granted	200,000	0.11	5 years
Exercised	(200,000)	-	-
Balance, September 30, 2006 (Unaudited)	-	$ -	-

ITEM 3. Defaults Upon Securities and Use of Proceeds.

NONE

ITEM 4. Submission of Matters to Vote of Security Holders

During the period,  a majority of the shareholders entitled to vote on such matters approved a change of name from Avalon Energy Corporation to “Shotgun Energy Corporation”. In addition, approval was obtained to restructure the issued capital through a reverse split of the outstanding issued shares, the ratio of split to be one-for-three (1:3).  On September 11, 2007, a Certificate of Amendment to its Articles of Incorporation was filed with the State of Nevada changing the name to Shotgun Energy Corporation and declaring a one-for-three (1:3) reverse stock split.

The Company also took the necessary steps to change its symbol and CUSIP Number. Therefore, the CUSIP Number has changed from 05343W 10 4 to 825358 10 4. Effective at the opening of business on September 25, 2007, the symbol will change from AVLN to “SGNE”.

ITEM 5.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of September 30, 2007, with respect to the ownership of our Company's common stock by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each director and officer and by all officers and directors as a group.

Name of

Address of

Amount of Shares

% of Outstanding

Beneficial Holder

Beneficial Holder

Beneficially Owned

Common Stock

- ---------------------------------------------------------------------------------------------------------------------------------------------

Cede & Co.

The Depository Trust Co

11,354,213 (1)

64.37%

PO Box 222 Bowling Green Stn.

New York, NY 10272

Carlton Parfitt

      9560 Parksville Drive

              16,667

                0.0010%

Director

                        Richmond, BC V7E 4M9

Robert Klein

      429 West 41st Avenue

              16,667

                0.0010%

Persident/Director             Vancouver, BC V5Y 2S6

All directors and Officers as a group

                                33,334

                0.0020%

--------------------------------------------------------------------------------------------------------------------------------------------------

(1) The beneficial owners of these shares are not known to Shotgun Energy Corporation

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

B. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the nine months ended September 30, 2007, the Company incurred $17,885 (2006 -$15,034) in management fees to directors. As at September 30, 2007 the Company owes $9,000 in management fees.

During the nine months ended September 30, 2007, the Company incurred $19,131 (2006 - $16,507) in rent and office expenses to a private company controlled by a shareholder.

During the nine months ended September 30, 2007, the Company incurred $52,399 (2006 - $138,497) in consulting fees, the majority of it which is to a shareholder who is part of management and $10,509 (2006 - $8,514) in professional fees to employees.

During the nine months ended September 30, 2007, two companies controlled by significant shareholders earned $30,166 (2006 - $17,998) and a company controlled by a shareholder earned $2,292 (2006 - $20,622) from the Company, pursuant to prepaid services agreements.

At September 30, 2007, an amount of $147,081 (December 31, 2006 - $215,054) was receivable from Golden Spirit.  These amounts are non-interest bearing and have no specific terms of repayment.

At September 30, 2007, an amount of $35,534 (December 31,2006 - $16,360) was receivable from Legacy Mining Ltd.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

At September 30, 2007, the following amounts are due to related parties:

	September 30, 2007	December 31, 2006

Director	$9,000	$9,000
Significant shareholders	(35)	105,551
	$8,965	$114,551

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

C. DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Shotgun Energy Corporation held the following property in the following amounts:

Property

September 30, 2007

December 31, 2006

----------------------------------------------------------------------------------

Cash

$ 23,815

$ 355,009

Shotgun Energy Corporation defines cash equivalents as all highly liquid investments with maturity of 3 months or less when purchased. Shotgun Energy Corporation does not presently own any interests in real estate. Shotgun Energy Corporation does not presently own any inventory or equipment.

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

Reports on Form 8-K – Dated September 25, 2007 regarding name change & 1:3 reverse split.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

SHOTGUN ENERGY CORPORATION

Date: November 16, 2007

By: /s/ Robert Klein

 ---------------------------

Robert Klein