Form 10KSB
period 2007-12-31
SHOTGUN ENERGY CORP
filed 2008-04-15
CIK 746631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

SHOTGUN ENERGY CORPORATION

(Exact name of Small Business Issuer as specified in its charter)

Nevada	88-0195105
(State of incorporation)	(I.R.S. employer identification no.)

385 52 Avenue, Pointe Calumet, Quebec, Canada	J0N 1G4
(Address of principal executive offices)	(Zip code)

888-488-6882

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Name of Each Exchange on Which Each Class is to be Registered:
NONE	NONE

Securities registered under Section 12(g) of the Act:
Common Stock Par Value $.001
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  Yes   [ ]    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [ ]

State issuer’s revenues for its most recent fiscal year. $ 0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of December 31, 2007, there were 17,372,833 shares of the issuer's $0.001 par value common stock issued and outstanding.

Documents incorporated by reference.  There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):  [ ]Yes  [X] No

SHOTGUN ENERGY CORPORATION

A Nevada corporation

Index to Registration Statement on Form 10-KSB

ITEM NUMBER and CAPTION

PAGE

PART I.

 1.  Description of Business

4

 1a. Risk Factors

9

 2.  Description of Property

12

 3.  Legal Proceedings

13

 4.  Submission of Matters to a Vote of Security Holders

13

 5.  Market Price for the Shotgun Energy Corporation's Common Equity and

     Related Stockholders Matters

14

 6.  Management's Discussion and Analysis of Financial Condition and

     Results of Operations

19

 8a.  Controls and Procedures

21

 8.  Changes in and Disagreements with Accountants

19

 7.  Financial Statements

F-1

 9.  Directors, Executive Officers, Promoters and Control Persons

23

10.  Executive Compensation - Remuneration of Directors and Officers

24

11.  Security Ownership of Certain Beneficial Owners and Management

25

12.  Certain Relationships and Related Transactions

25

13.  Principal Accountant Fees and Services

25

14.  Index to Exhibits

27

SIGNATURES

28

THIS REPORT ON FORM 10-KSB IS FOR THE YEAR ENDING DECEMBER 31, 2007.  THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN MARCH 2007.  TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF DECEMBER 31, 2007. SHOTGUN GOLD CORPORATION HAS INCLUDED A SECTION BELOW ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO DECEMBER 31, 2007.

ITEM 1.

DESCRIPTION OF BUSINESS.

Our Background. Shotgun Energy Corporation was formed under the laws of the State of Nevada on November 29, 1983 under the name Venture Group, Inc. On February 11, 1986, an amendment to the Articles of Incorporation was filed changing the corporate name to Asdar  Corporation. On December 10, 1987, another amendment to the Articles of Incorporation was filed changing the corporate name to Asdar Group.  On February 18, 2001, Asdar Group filed a Certificate of Reinstatement with the Secretary of State of Nevada. On April 30, 2002, another amendment to the Articles of Incorporation was filed changing the corporate name to Precise Life Sciences Ltd. Additional amendments to the Articles of Incorporation were filed changing the corporate name as follows:

February 18, 2003 - Iceberg Brands Corporation

August 28, 2003 - Avalon Gold Corporation

March 22, 2005 - Avalon Energy Corporation

September 25, 2007 – Shotgun Energy Corporation

Shotgun Energy Corporation was originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Nevada.  Shotgun Energy Corporation, under former management, from its inception in 1983 to 1986, was engaged primarily in the acquisition of controlling equity positions in companies experiencing financial or operating difficulties.  During 1985 and 1986, Shotgun Energy Corporation sold its equity positions in these companies.

Shotgun Energy Corporation, under former management, in 1987, announced its Registration Distribution Program, which was designed to assist privately-owned companies in becoming publicly held.  As a result of a regulatory review in 1988, certain changes were required to be made to the program which former management deemed to be impracticable and all efforts in this business were terminated in 1990.

Our Business. Shotgun Energy Corporation was inactive and a shell corporation from 1991 to December 1995, when the company began the process of identifying potential business interests, including, but not necessarily limited to, interests in the "Internet E-Commerce".  In this regard, on March 8, 2000, Shotgun Energy Corporation signed a Technology Development Agreement with TekMaster Ltd., a British Columbia corporation, and with Xntrik Enterprises Ltd., a British Columbia corporation (the "Tech Agreement"), to fund development of a Scalable Server Platform. The Tech Agreement called for Shotgun Energy Corporation to issue 2,000,000 shares of the company's $.001 par value common stock with Rule 144 Restrictions, valued at $600,000 and to fund $200,000 dollars in Canadian Funds for ongoing development costs. The Tech Agreement also called for Xntrik Enterprises Ltd. to design and develop the software and for Tek Master Ltd. to design an interface for an administrative toolkit to manage clients.

Shotgun Energy Corporation spent U.S. $737,300 to develop the scalable server platform. However, with the sharp decline in the Internet industry, Shotgun Energy Corporation decided to abandon the project. The costs associated with this project were expensed.  During the time Shotgun Energy Corporation was reconsidering its Internet-related activities, it first ventured into a project involving the tagging of cattle from birth to prevent the breakout of mad cow disease. This project, under the name of Precise Life Sciences Ltd. was not pursued. Secondly, the Company ventured into a project involving the franchising of the Iceberg Drive Inn chain of restaurants. This project, under the name of Iceberg Brands Corporation was also not pursued. Ultimately, management of the Company decided to pursue mineral properties and oil and gas interests.

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

The Company has received $5,380 in oil royalties in 2007. (2006 - $1,272).

As of the date of this report, the current status of the project is as follows:

The first well of a 12 well program was spudded on Monday, March 5 and the tie in to facilities and steaming commenced in May 2007.  The 12 vertical well program totaling approximately 13,250 feet will consist of a pattern of four injector and eight producer wells targeted to produce from the Newcastle sandstone formation. Derek's consultants selected the well placements based on targets identified using the $1.1 million USD, high definition 3D seismic survey completed over 2880 acres of the 8000 plus acre LAK Ranch property. Within the program area, the pay zone is estimated to be 40 to 70 feet thick. The estimated drill budget is USD $2.1 Million.

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

The Company has spent a total of $970,279 in acquisition costs and $604,442 in development costs on the Uinta property to date. On January 4, 2007, the USDA Forest Service decided to allow Shotgun Energy to conduct their first proposed seismic exploration project. Shotgun’s project would consist of approximately 7 miles of 2D seismic exploration in the Strawberry Peak and Shotgun Draw area of the South Unit of the Ashley National Forest.  Due to seasonal access constraints, it is expected that the project would not begin until summer of 2007.  Recording sensors would be placed along the seismic lines every 22 feet, with surface cables connecting the sensors to a central recording station (large truck).  Recording sensors consist of a small microphone, attached to a metal stake.  Shot-holes would also be drilled along the seismic line, every 330 feet, to a depth of about 60 feet.  Drill holes would be loaded with a small explosive charge, backfilled with cuttings and swelling clays, and then shot to produce seismic energy.  Drilling of the shot holes would be conducted using small portable drilling rigs, transported from site to site by either buggy or helicopter.  Along existing roads, buggy drills would be used, whereas helicopter drills would be used on steep topography away from existing roads. Access to the seismic line off of existing roads would be by helicopter, by foot, or by ATV.  No new roads would be required, and no vegetation would need to be cleared or removed.  After completion, all recording sensors and surface cables would be removed.  The entire operation is expected to last about 10 days. The Company is currently accepting bids to complete the first seismic line.

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

The cost of the seismic program was approximately $350,000. The results of the 2D Seismic program will be processed along with available data from a previous Texaco Seismic shoot which will add to the confidence in the interpretation of the data.

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

Effective December 31, 2004 the Company recorded, as other comprehensive loss for the year, a $10,000 unrealized loss in the carrying value of its shares of Golden Spirit.  During the years ended December 31, 2005 and 2006 the Company recorded additional unrealized losses in the carrying value of its shares of Golden Spirit totalling $90,000 and $8,889 respectively, which were recorded as other comprehensive loss for those years.  During the year ended December 31, 2007, the Company sold 2,500 shares resulting in a realized gain of $165 and recorded an additional unrealized gain of $2 in 2007. As a result, the carrying value of the available for sale shares of Golden Spirit is $20,638 as at December 31, 2007 ($21,111 – 2006).

Legacy

During 2003 the Company settled an outstanding debt receivable of $122,988 from Legacy Mining Ltd. (“Legacy”) for the issue of 1,229,880 restricted shares of Legacy representing a then 9.8% interest in Legacy. During 2004, the Company wrote this investment down to $1 because management determined that it was not recoverable within a reasonable period of time.

Effective December 31, 2007 the Company recorded, as other comprehensive income for the year, a $604,440 unrealized gain in the carrying value of its shares of Legacy. As a result, the carrying value of the available for sale shares of Legacy Mining is $614,940 as at December 31, 2007 ($1 – 2006).

Employees. At December 31, 2007, Shotgun Energy Corporation had 3 full time employees other than its Officers and Directors.

The Following are Material Subsequent Events (Occurring after December 31, 2007):

Stock Options

On January 4, 2008, a total of 200,000 options granted pursuant to the Company’s 2007 Stock Incentive and Option Plan, were exercised at $0.13 per share for cash proceeds of $26,000.

Change in Directors

On January 24, 2008, the Company appointed Marc Scheive to the Board of Directors. On February 27, 2008 the Company issued 50,000 restricted common shares valued at $5,500 for his current services. The Company also reports the resignation of Carlton Parfitt from its Board of Directors.  The Company also announced that it has moved its Administrative Office to: 385 52 Ave, Pointe-Calumet ,Quebec JON 1G4.  Fax - 1 888 265 0498: Phone – 514- 688 3289.

In Februrary, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 1, 2008. If CGGVeritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently in negotiations to resolve this matter.

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

During the year ended December 31, 2007, Shotgun incurred a net  loss of $(518,789) (2006 – $(738,090) and as of December 31, 2007 has an accumulated deficit of $(22,112,835 (2006 - $(21,594,046).

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

Financing Risks

Shotgun has relied in the past primarily on the sale of equity capital and farm-out and other similar types of transactions to fund working capital and the acquisition of its prospects and related leases.  Failure to generate operating cash flow or to obtain additional financing for the development of the Company's properties could result in substantial dilution of Shotgun's property interests, or delay or cause indefinite postponement of further exploration and development of its prospects with the possible loss of such properties.

Risks Associated with Management of Growth

Because of its small size, Shotgun's growth in accordance with its business plans, if achieved, will place a significant strain on Shotgun’s financial, technical, operation and management resources.  As Shotgun expands its activities and increases the number of projects it is evaluating or in which it participates, there will be additional demands on Shotgun's financial, technical and management resources. The failure to continue to upgrade Shotgun's technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties,  including the recruitment and retention of experienced managers,  geoscientists and engineers,  could have a material adverse effect on Shotgun's business,  financial condition and results of operations and its ability to timely execute its business plan.

Conflicts of Interest

Certain of the officers and directors of Shotgun will also serve as directors of other companies or have significant shareholdings in other companies.  To the extent that such other companies participate in ventures in which Shotgun may participate, or compete for prospects or financial resources with Shotgun, these officers and directors of Shotgun will have a conflict of interest in negotiating and concluding terms relating to the extent of such participation.  In the event that such a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict must disclose the nature and extent of his interest to the board of directors and abstain from voting for or against the approval of such participation or such terms.

In accordance with the laws of the State of Nevada, the directors of Shotgun are required to act honestly and in good faith with a view to the best interests of Shotgun.  In determining whether or not Shotgun will participate in a particular program and the interest therein to be acquired by it, the  directors  will primarily  consider  the degree of risk to which  Shotgun may be  exposed  and its financial position at that time.

Enforcement of Legal Process

The two directors of Shotgun reside outside the United States and maintain a substantial portion of their assets outside the United States.  As a result it may be difficult or impossible to effect  service of process  within the United States upon such persons,  to bring suit in the United States or to enforce,  in the U.S. courts,  any judgment  obtained there against such persons  predicated upon any civil liability provisions of the U.S. federal securities laws.

Foreign courts may not entertain original actions against Shotgun's directors or officers predicated solely upon U.S. Federal securities laws.  Furthermore, judgments predicated upon any civil liability provisions of the U.S. Federal securities laws may not be directly enforceable in foreign countries.

ITEM 2.

DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Shotgun Energy Corporation held the following property in the following amounts:

Property

December 31, 2007

December 31, 2006

----------------------------------------------------------------------------------------------------

Cash and equivalents

US $ 25,682

US $ 355,009

Shotgun Energy Corporation defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. Shotgun Energy Corporation does not presently own any interests in real estate. Shotgun Energy Corporation does not presently own any inventory or equipment.

Facilities. Shotgun Energy Corporation does not own any real or personal property. Prior to August 1, 2000, Shotgun Energy Corporation's President provided office space. However, as of August 1, 2000, Shotgun Energy Corporation has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,050 per month for a period of 3 years and has been renewed for an additional 3 years at $2,050 per month. The current tenancy agreement expires August 1, 2008. Shotgun Energy Corporation's principal corporate offices are located at 385 52 Avenue, Pointe Calumet, Quebec, Canada, J0N 1G4.

ITEM 3.

LEGAL PROCEEDINGS.

1. On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As of December 31, 2007, the Company is still in the legal process of having the certificate released.

2. See Subsequent events section above.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During 2007, a majority of the shareholders entitled to vote on such matters approved a change of name from Avalon Energy Corporation to “Shotgun Energy Corporation”. In addition, approval was obtained to restructure the issued capital through a reverse split of the outstanding issued shares, the ratio of split to be one-for-three (1:3).  On September 11, 2007, a Certificate of Amendment to its Articles of Incorporation was filed with the State of Nevada changing the name to Shotgun Energy Corporation and declaring a one-for-three (1:3) reverse stock split.

The Company also took the necessary steps to change its symbol and CUSIP Number. Therefore, the CUSIP Number has changed from 05343W 10 4 to 825358 10 4. Effective at the opening of business on September 25, 2007, the symbol will change from AVLN to “SGNE”.

ITEM 5.

MARKET PRICE FOR THE SHOTGUN ENERGY CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As at December 31, 2007 there were approximately 2,000 holders of the outstanding shares of the Shotgun Energy Corporation's $0.001 par value common stock.  Shotgun Energy Corporation participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the most recent trading symbol "SGNE".  According to quotes provided by stockhouse.com, the Shotgun Energy Corporation's common stock has closed at:

Quarter                                                                 High                            Low

2005 First Quarter

$0.33

$0.15

2005 Second Quarter

$0.17

$0.11

2005 Third Quarter

$0.19

$0.11

2005 Fourth Quarter

$0.19

$0.11

2006 First Quarter

$0.09

$0.06

2006 Second Quarter

$0.08

$0.06

2006 Third Quarter

$0.14

$0.12

2006 Fourth Quarter

$0.20

$0.19

2007 First Quarter

$0.33

$0.20

2007 Second Quarter

$0.26

$0.21

2007 Third Quarter

$0.30

$0.18

2007 Fourth Quarter

$0.27

$0.16

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

Common Stock. Shotgun Energy Corporation is authorized to issue 200,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of Shotgun Energy Corporation constitute equity interests in Shotgun Energy Corporation entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments.  As of December 31, 2007, 17,372,833 shares of the Shotgun Energy Corporation's common stock were issued and outstanding.

The holders of Shotgun Energy Corporation's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of Shotgun Energy Corporation or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors.

The holders of Shotgun Energy Corporation's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to Shotgun Energy Corporation's common stock.  All of the outstanding shares of Shotgun Energy Corporation's common stock are duly authorized, validly issued, fully paid and non-assessable.

Dividends. The holders of the Shotgun Energy Corporation's common stock are entitled to receive dividends when, as and if declared by Shotgun Energy Corporation's Board of Directors from funds legally available therefore; provided, however, that cash dividends are at the sole discretion of Shotgun Energy Corporation's Board of Directors. In the event of liquidation, dissolution or winding up of Shotgun Energy Corporation, the shareholders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of Shotgun Energy Corporation and after provision has been made for each class of stock, if any, having preference in relation to Shotgun Energy Corporation's common stock.

Shotgun Energy Corporation has never declared or paid any dividends on its common stock.  Shotgun Energy Corporation does not intend to declare or pay any dividends in the foreseeable future.

Sales of Securities

2007 Stock Transactions:

During the year ended December 31, 2007, the Company issued:

(a)

The Company issued 3,333 common shares valued at $900 pursuant to a Consulting Agreement with a member of its Advisory Board to perform a minimum of two days consulting services during the  period January 15, 2007 toFebruary 15, 2007.

(b)

The Company issued 133,333 restricted common shares valued at $32,000 pursuant to a Consulting Agreement with a non-related individual dated June 12, 2007, for ongoing consulting services provided to the Company.

(c)

The Company issued a total of 266,667 common shares pursuant to the Company’s 2005 Stock Incentive and Option Plan at $0.30 per share for total proceeds of $80,000.

(d)

The Company issued a total of 66,667 common shares pursuant to the Company’s 2006 Stock Incentive and Option Plan at $0.30 per share for total proceeds of  $20,000.

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

(h)

The Company issued a total of 460,000 common shares pursuant to the Company’s 2007 Stock Incentive and Option Plan at $0.17 per share for total proceeds of $78,200.

During the year, the Company placed on stop transfer on a total of 333,333 shares valued at $150,500 previously issued to three consultants until management is satisfied with the performance of the Consultants’ earning these shares. On December 31, 2007, the Company determined that these shares are to returned to the Company for cancellation. .

2007 - Stock Options

(a)

The fair value of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.99%
Expected volatility	85.3%
Expected option life (in years)	1

(b)

During 2007, the Company granted a total of 601,667, 5 year common stock options at exercise prices of between $0.17 and $0.21 per share.  The Company recognized stock-based compensation of $52,150 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(c)

On October 2, 2006, the Company issued 1,925,000 (5,775,000 pre-split) common shares from the exercise of options pursuant to option grants under the Company’s 2005 Stock Option and Incentive Plan and 141,667 (425,000 pre-split) common shares from the exercise of options pursuant to option grants under the Company’s 2006 Stock Option and Incentive Plan.  All shares were issued at an exercise price of $0.30 per share ($0.10 pre-split). As consideration, the Company issued promissory notes to the optionees totalling $620,000. As of December 31, 2007, the promissory notes were retired in full with 366,667 (1,110,000 pre-split) shares settled and 1,700,000 (5,100,000 pre-split) shares returned to the Company for cancellation. In 2007, the Company received $32,136 (2006-$15,000) in interest on the promissory notes.

(d)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2005	-	-	-
Granted during 2006	2,266,667	0.30	5 years
Cancelled during 2006	-	-
Exercised during 2006	(2,266,667)	-
Balance, December 31, 2006	-
Granted during 2007	601,667	0.21	5 years
Exercised during 2007	(601,667)	-
Balance, December 31, 2007	-	$ -	-

2006 Stock Transactions:

During the year ended December 31, 2006, the Company issued:

(a)

200,000 common shares on exercise of options granted pursuant to the Company’s 2005 Stock Incentive and Option Plan at prices ranging from $0.33 per share to $0.36 per share for total proceeds of $67,000.

(b)

33,000 restricted common shares with a fair value of $12,000 to a consultant for services related to the Uinta Basin project.

(c)

2,666,667 Series A units at $0.30 per unit for gross proceeds of $800,000 ($648,545 net of issuance costs).  Each Series A unit consists of (i) one restricted share of the Company's common stock and (ii) one-half of a Series A warrant with each whole Series A warrant entitling the subscriber to acquire one share of the Company's common stock at a purchase price of $0.60 per share for a period of eighteen months.  A finder’s fee of 15% of the total proceeds was paid in the form of 400,000 restricted shares of the Company’s common stock. On July 14, 2007 (declared effective July 27, 2007), the Company filed a Form SB-2 Registration Statement with the SEC in accordance with the requirements of the placement agency agreement.  The Company registered a total of 4,400,000 shares of common stock being the 8,000,000 subscriber shares, the 4,400,000 finders’ shares and 1,333,333 shares underlying the subscriber Series A warrants. On September 27, 2007, 133,333 of the finder’s shares were returned to the Company for cancellation.  As a result, the finder received a total fee of 266,667 shares of the Company’s common stock.

(d)

16,667 restricted common shares with a fair value of $7,500 and 70,000 restricted common shares with a fair value of $8,400 to a consultant for services related to the Uinta Basin project and for services as a member of the Company’s advisory board.

(e)

1,666,667 restricted common shares with a fair value of $75,000 pursuant to a consulting agreement for corporate finance services.

(f)

1,925,000 common shares from the exercise of options pursuant to option grants under the Company’s 2005 Stock Option and Incentive Plan and 141,667 common shares from the exercise of options pursuant to option grants under the Company’s 2007 Stock Option and Incentive Plan.  All shares were issued at an exercise price of $0.30 per share.  In consideration for these shares the Company received promissory notes from the optionees.

(g)

 160,000 restricted common shares with a fair value of $48,000 to a private company in exchange for consulting services over a two year term. The consultant will provide corporate business development and strategy for the Company in connection with the Company's oil & gas exploration and development in the Uinta Basin, Utah.

2006 - Stock Options

(a)

The fair value of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following  weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.67%
Expected volatility	73.3%
Expected option life (in years)	1

(b)

 During 2006, the Company granted a total of 2,266,667, 5 year common stock options at exercise prices of between $0.30 and $0.36 per share. The Company recognized stock-based compensation of $241,000 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(c)

On October 2, 2006, the Company issued 1,925,000 common shares from the exercise of options pursuant to option grants under the Company's 2005 Stock Option and Incentive Plan and 141,667 common shares from the exercise of options pursuant to option grants under the Company's 2006 Stock Option and Incentive Plan. All shares were issued at an exercise price of $0.30 per share. As consideration, the Company issued promissory notes to the optionees totalling $620,000. The promissory notes are repayable in six months and bear interest at 10%. At December 31, 2006 the Company has recorded $15,500 accrued interest on the promissory notes.

(d)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2004	-	-	-
Granted during 2005	2,450,000	0.39	5 years
Cancelled during 2005	-	-
Exercised during 2005	(2,450,000))	-
Balance, December 31, 2005	-
Granted during 2006	2,266,667	0.30	5 years
Exercised during 2006	(2,266,667)	-
Balance, December 31, 2006	-	$ -	-

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

(f)

As of December 31, 2006, there were 1,258,333 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

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

Liquidity and Capital Resources.

For the year ended December 31, 2007, we had total assets of $2,430,015, compared to total assets in 2006 of $1,675,031. This includes a cash balance of $25,682, compared to $355,009 in 2006.  We also have taxes recoverable of $7,575, royalties receivable of $1,320, an account receivable from Legacy Mining Ltd. of $35,534.  We have $1,574,721 invested in oil and gas properties, which is represented by $1,574,719 for 13,189 acres of gas leases located in Utah, $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California.  We have available for sale securities with a fair value of $635,578 as at December 31, 2007 and a long- term receivable from Golden Spirit Enterprises Ltd. of $149,605. The increase in assets was primarily due to increase in exploration costs on the Uinta Basin Property.

At December 31, 2007, we had current liabilities of $507,138, which was represented by accounts payable and accrued liabilities of $499,843 and $7,295 due to related parties. At December 31, 2006 we had current liabilities of $147,104. The increase in liabilities was due to an increase in accounts payable for costs incurred on the Uinta Basin Property.  At December 31, 2007, we had a working capital deficiency of $(437,027) (2006 - $225,745 working capital surplus).

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

Results of Operations

We realized interest and royalty income in 2007 of $38,477 (2006- $32,593), which represents all of our income from operations to date. During the year ended December 31, 2007 the loss from operations is $518,789 (2006 - $738,090). This decrease in loss was due to a decrease in stock based compensation expenses.

From inception to December 31, 2007 Shotgun Energy Corporation has incurred cumulative net losses of $17,652,202 resulting primarily from the write-down of $2,250,937 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of its investment in Legacy Mining Ltd. and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $4,584,782, office and general expenses of $2,497,777; professional fees of $1,038,084; interest expense of $98,282 and software development costs of $737,300. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit EnterprisesLtd. (See Part I, Item 3- Utah property).

The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

Our Plan of Operation for the Next Twelve Months

We do anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern.  We will need to fund the next phase of the Shotgun Draw, Uinta basin Overpressured Gas Project which include an environmental study and  permitting and preparation costs to initiate drilling of a gas well.  To the extent that additional capital is raised through the sale of equity or equity- related securities, the issuance of such securities could result in dilution of our stockholders.  There can be no assurance that additional funding will be available on favorable terms, if at all.  If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

Shotgun Energy Corporation does anticipate some expenditures within the next 12 months for its  Uinta Basin Property as explained above.The Company may elect to raise funds for potential drilling through equity financing or possible joint venture partnerships. Shotgun Energy Corporation does not anticipate any significant exploration costs within the next 12 months, nor does the Shotgun Energy Corporation anticipate that it will lease or purchase any significant equipment within the next 12 months. Shotgun Energy Corporation does not anticipate a significant change in the number of its employees within the next 12 months.

ITEM 7. FINANCIAL STATEMENTS

SHOTGUN ENERGY CORPORATION

 FINANCIAL STATEMENTS

DECEMBER 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Shotgun Energy Corporation

 (An Exploration Stage Company)

Vancouver, British Columbia, Canada

We have audited the accompanying balance sheet of Shotgun Energy Corporation (an exploration stage company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the cumulative period from January 1, 1996 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shotgun Energy Corporation (an exploration stage company) as of December 31, 2007 and 2006, and the results of its activities and cash flows for the years then ended and for the cumulative period from January 1, 1996 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s current liabilities exceed current assets, has incurred significant losses since inception and further losses are anticipated in the exploration and development of its mineral properties, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/L.L. Bradford & Company, LLC

April 11, 2008

Las Vegas, Nevada

SHOTGUN ENERGY CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

	December 31, 2007	December 31, 2006

ASSETS

CURRENT ASSETS
Cash	$ 25,682	$ 355,009
Taxes recoverable	7,575	1,210
Royalties Receivable	1,320	-
Due from Legacy Mining Ltd.	35,534	16,360

TOTAL CURRENT ASSETS	70,111	372,579

AVAILABLE FOR SALE SECURITIES – related parties	635,578	21,112
DUE FROM GOLDEN SPIRIT ENTERPRISES LTD.	149,605	215,054
OIL AND GAS PROPERTIES, (full cost method of accounting, unproven)	1,574,721	1,066,286

TOTAL ASSETS	$ 2,430,015	$ 1,675,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 499,843	$ 32,553
Due to related parties	7,295	114,551
TOTAL CURRENT LIABILITIES	507,138	147,104

CONTINGENCY

STOCKHOLDERS’ EQUITY
Convertible Preferred: - Class A voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
Common stock, $.001 par value, 200,000,000 shares authorized
17,372,833 (December 31, 2006 – 18,400,158) shares issued and outstanding	17,372	18,400
Additional paid-in capital	23,636,287	23,904,760
Deferred Compensation	(49,000)	(56,798)
Promissory Notes Receivable	-	(635,500)
Deficit accumulated during the exploration stage	(17,727,202)	(17,133,413)
Deficit accumulated prior to the exploration stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive income (loss)	506,053	(108,889)
TOTAL STOCKHOLDERS EQUITY	1,922,877	1,527,927

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,430,015	$ 1,675,031

The accompanying notes are an integral part of these financial statements

SHOTGUN ENERGY CORPORATION

 (An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year ended December 31, 2007	Year ended December 31, 2006	Cumulative from January 1, 1996 (inception of exploration stage) to December 31, 2007

GENERAL AND ADMINISTRATIVE EXPENSES
Litigation settlement	$ -	$ -	$ 2,291,070
Management and consulting fees	392,184	278,899	4,659,782
Consulting fees – stock based compensation	52,150	241,000	1,903,290
Exploration Costs	-	-	113,678
Loss on settlement of debt	-	-	718,784
General and administrative	127,107	138,533	2,497,777
Professional fees	60,825	112,251	1,038,084
Interest expense	-	-	98,282
Software development costs	-	-	737,300

LOSS BEFORE THE FOLLOWING	632,266	770,683	14,058,047

Interest and Royalty Income	(38,477)	(32,593)	(71,070)
Property Option Income	-	-	(130,000)
Write-down of investment in Legacy Mining Ltd.	-	-	128,288
Write-down of interest in ACGT Corporation	-	-	1,406,000
Write-down of interest in oil and gas properties	-	-	2,250,937
Loss on Iceberg Drive Inn Investment	-	-	85,000

NET LOSS FOR THE YEAR	$ (593,789)	$ (738,090)	$ (17,727,202)

BASIC NET LOSS PER SHARE	$ (0.03)	$ (0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,812,232	15,513,776

The accompanying notes are an integral part of these financial statements

The accompanying notes are an integral part of these financial statements

SHOTGUN ENERGY CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2007	Year ended December 31, 2006	Cumulative from January 1, 1996 (inception of exploration stage) to December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$ (593,789)	$ (738,090)	$ (17,727,202)
Adjustments to reconcile net loss to net cash from operating activities:
- fees and services paid for with common shares	74,697	162,392	3,367,803
- other stock based compensation	51,749	241,000	1,902,889
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	-	1,406,000
- write-down of investment in Legacy Mining Ltd.	-	-	128,288
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (gain)/loss on securities held for resale	(275)	-	(275)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	(32,136)	(15,500)	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	39,658	17,537	325,482
CASH FLOWS USED IN OPERATING ACTIVITIES	(460,096)	(332,661)	(4,387,176)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes	47,636	-	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	750	-	750
Interest in oil and gas properties – net of finders fees	(35,586)	(50,527)	(1522,804)
CASH FLOWS USED IN INVESTING ACTIVITIES	12,800	(50,527)	(1,578,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	178,950	715,545	4,346,395
Net proceeds (receivable) from common stock subscriptions	-	-	633,000
Net advances (to) from related parties	(60,981)	(18,429)	592,381
Advances receivable	-	-	420,000
CASH FLOWS FROM FINANCING ACTIVITIES	117,969	697,116	5,991,776

INCREASE (DECREASE) IN CASH	(329,327)	313,928	25,682

CASH, BEGINNING OF YEAR	355,009	41,081	-
			-
CASH, END OF YEAR	$ 25,682	$ 355,009	$ 25,682

The accompanying notes are an integral part of these financial statements

SHOTGUN ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983.  The Company underwent a name change to Asdar Group on December 10, 1987, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on February 18, 2003, a name change to Avalon Gold Corporation on August 28, 2003, a name change to Avalon Energy Corporation on March 22, 2005 and a name change to Shotgun Energy Corporation on September 25, 2007.  The Company was dormant from 1991 to 1996 and currently has no revenue generating operations.  In accordance with SFAS #7, “Accounting and Reporting by Development Stage Enterprises “, the Company was considered a development stage company since January 1, 1996 and as a result of changing its business focus to acquisition and exploration of resource properties is considered to be an exploration stage company. Expected operations will consist of acquiring oil and gas properties of merit and conducting the necessary exploration to prove the presence of oil or natural gas.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $22,112,835 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its mineral properties.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Mineral property costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The adoption of this standard has had no effect on the Company’s financial position or results of operations.  As at December 31, 2007, any potential obligations relating to the retirement of the Company’s assets are not yet determinable.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool.  As at December 31, 2007, the Company has no properties with proven reserves.  When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves.

SHOTGUN ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 30, 2007 AND 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Properties, continued

Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined.  If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted.  As at December 31, 2007, all of the Company's oil and gas properties were unproved and were excluded from depletion.  At December 31, 2007, management believes none of the Company’s unproved oil and gas properties were considered impaired.

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

The Company’s results of operations for the years ended December 31, 2007 and 2006 were no different than if the Company had not adopted SFAS 123R because (i) all previously granted stock options had fully vested as at December 31, 2005, (ii) all stock options granted during the year ended December 31, 2006 were granted to consultants with the related fair value accounting consistent under SFAS 123 and SFAS 123R, and (iii) the Company did not modify any previously existing stock options.  As a result, no pro forma disclosure of the impact of adopting SFAS 123R has been provided for the years ended December 31, 2007 and 2006.

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

Income Taxes

The Company follows the liability method of accounting for income taxes as set forth in SFAS No. 109 “Accounting for Income Taxes”.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.On January 1, 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“SFAS No. 109”). This interpretation introduces a new approach that changes how enterprises recognize and measure tax benefits associated with tax positions and how enterprises disclose uncertainties related to income tax positions in their financial statements. See Note 8 for further discussion of the effect of adopting FIN No. 48 on the Company’s consolidated financial statements.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS – con’t.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its results of operations or financial condition.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its balance sheets, statements of operations and cash flows.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations, and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Company will be required, if applicable, to apply the provisions of the new standards in the first quarter of 2009. Early adoption is not permitted for these new standards.

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

Effective December 31, 2004 the Company recorded, as other comprehensive loss for the year, a $10,000 unrealized loss in the carrying value of its shares of Golden Spirit.  During the years ended December 31, 2005 and 2006 the Company recorded additional unrealized losses in the carrying value of its shares of Golden Spirit totalling $90,000 and $8,889 respectively, which were recorded as other comprehensive loss for those years.  During the year ended December 31, 2007, the Company sold 2,500 shares resulting in a realized gain of $165 and recorded an additional unrealized loss of $473 in 2007. As a result, the carrying value of the available for sale shares of Golden Spirit is $20,638 as at December 31, 2007 ($21,111 – 2006).

NOTE 3 – AVAILABLE FOR SALE SECURITIES – RELATED PARTIES -  con’t

Legacy

During 2003 the Company settled an outstanding debt receivable of $122,988 from Legacy Mining Ltd. (“Legacy”) for the issue of 1,229,880 restricted shares of Legacy representing a then 9.8% interest in Legacy. During 2004, the Company wrote this investment down to $1 because management determined that it was not recoverable within a reasonable period of time.

Effective December 31, 2007 the Company recorded, as other comprehensive income for the year, a $604,440 unrealized gain in the carrying value of its shares of Legacy. As a result, the carrying value of the available for sale shares of Legacy Mining is $614,940 as at December 31, 2007 ($1 – 2006).

Available for sale securities – related parties include the following:

	December 31,	December 31,
	2007	2006
1,229,880 (2006-1,229,880) shares of Legacy Mining Ltd.	$ 614,940	$ 1
108,611 (2006- 111,111) shares of Golden Spirit Enterprises Ltd.	20,638	21,111
	$ 635,578	$ 21,112

NOTE 4 – MINERAL PROPERTIES

LSA Mineral Claims

By way of a series of agreement during 2004, the Company agreed to acquire a ninety-percent (90%) interest in seven (7) lode mining claims known as the LSA claims, located in Lander County, Nevada.  The Company issued 1,000,000 restricted common shares valued at $110,000 and paid $1,000 upon signing of the original the agreement.  Under the terms of the agreement, the Company paid $2,500 during  2004.  To earn its ninety-percent (90%) interest, the Company was also required to pay $500 on the last day of each month from May, 2004 to February, 2005, and issue $17,500 in restricted shares on or before September 30, 2005.  During 2005, $1,000 was paid to Legacy for costs associated with the review of claims surrounding the LSA property.  As of December 31, 2005, the Company had issued shares valued at $110,000 and paid $4,000 towards the acquisition, all of which were recorded as exploration costs during 2004.  During  2005, management decided not to proceed with its acquisition of the LSA claims and no further amounts have been paid.

NOTE 5 – OIL AND GAS PROPERTIES

Oil and gas properties include the following:

	December 31,	December 31,
	2007	2006

Acquisition and exploration costs, unproved, not subject to depletion.	$ 1,574,721	$ 1,066,286

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

NOTE 5 – OIL AND GAS PROPERTIES – con’t

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

The Company shall pay One Hundred Percent (100%) of all costs of drilling the first two wells drilled on the acreage along with 100% of all costs of logging or testing the wells.  If either of the first two test wells is deemed a dry hole, the Company shall pay One Hundred Percent (100%) of all costs of plugging and abandoning such well(s) and restoration of the surface upon which the well(s) reached its authorized depth and completion of all tests deemed necessary by the Operator.  If the Company elects to complete either or both of the first two wells drilled on the acreage, the Company shall pay One Hundred Percent (100%) of all completion costs through the tanks along with any costs associated to hook up the well(s) to pipeline for the well(s) to be capable of producing into a commercial pipeline for sale.  After the first two wells drilled, if productive, are hooked-up to a pipeline and capable of producing oil and gas in commercial quantities, the Company shall pay 85% of all costs of operating the first two wells and Pioneer shall pay 15% of the operation costs of such wells as reflected in their working interest ownership in such wells.  The Company is required to drill a well on the acreage before November 1, 2010, or the acreage acquired will revert back to Pioneer.  During the year ended December 31, 2007 the Company incurred $508,435 (2006 -$50,525) on initial exploration of the property.

NOTE 6 – DEFERRED COMPENSATION

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

On February 6, 2006, the Company entered into an agreement with an individual, with a three month term, whereby the individual will provide consulting services to the Company (valued at $75,000) in exchange for 166,667 restricted shares of the Company’s common stock issued May 25, 2006. On June 12, 2007, the company cancelled the 166,667 restricted shares and credited the statement of operations for the value of $75,000.

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

NOTE 6 – DEFERRED COMPENSATION – con’t.

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

The Company amortizes the costs of these services over the respective terms of the contracts.  During 2007, the Company recorded amortization of deferred compensation totaling $39,798 (2006 - $134,492) and as at December 31, 2007 the unamortized portion of the deferred compensation totaled $49,000 (December 31, 2006 - $56,798).

NOTE 7 - STOCKHOLDERS’EQUITY

(1)

2007 Stock Transactions

During the year ended December 31, 2007, the Company issued:

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

(d) The Company issued a total of 66,667 common shares pursuant to the Company’s 2006 Stock Incentive and Option Plan  at $0.30 per share for total proceeds of   $20,000.

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

(h)

The Company issued a total of 460,000 common shares pursuant to the Company’s 2007 Stock Incentive and Option Plan at $0.17 per share for total proceeds of $78,200.

During the year, the Company placed on stop transfer on a total of 333,333 shares valued at $150,500 previously issued to three consultants until management is satisfied with the performance of the Consultants’ earning these shares. On December 31, 2007, the Company determined that these shares are to returned to the Company for cancellation. .

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

NOTE 7 - STOCKHOLDERS’EQUITY (continued)

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

 (3)

2007 - Stock Options

(a)

The fair value of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.99%
Expected volatility	85.3%
Expected option life (in years)	1

(b)

During 2007, the Company granted a total of 601,667, 5 year common stock options at exercise prices of between $0.17 and $0.21 per share. The Company recognized stock-based compensation of $52,150 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(c)

On October 2, 2006, the Company issued 1,925,000 (5,775,000 pre-split) common shares from the exercise of options pursuant to option grants under the Company's 2005 Stock Option and Incentive Plan and 141,667 (425,000 pre-split) common shares from the exercise of options pursuant to option grants under the Company's 2006 Stock Option and Incentive Plan. All shares were issued at an exercise price of $0.30 per share ($0.10 pre-split). As consideration, the Company issued promissory notes to the optionees totalling $620,000. As of December 31, 2007, the promissory notes were retired in full with 366,667 (1,100,000 pre-split) shares settled and 1,700,000 (5,100,000 pre-split) shares returned to the Company for cancellation. In 2007,the Company received $32,136 (2006- $15,500) in interest on the promissory notes.

NOTE 7 - STOCKHOLDERS’EQUITY (continued)

(d)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2005	-	-	-
Granted during 2006	2,266,667	0.30	5 years
Cancelled during 2006	-	-
Exercised during 2006	(2,266,667)	-
Balance, December 31, 2006	-
Granted during 2007	601,667	0.21	5 years
Exercised during 2007	(601,667)	-
Balance, December 31, 2007	-	$ -	-

(4)

2006 - Stock Options

(e)

The fair value of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.67%
Expected volatility	73.3%
Expected option life (in years)	1

(f)

During 2006, the Company granted a total of 2,266,667, 5 year common stock options at exercise prices of between $0.30 and $0.36 per share.  The Company recognized stock-based compensation of $241,000 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(g)

On October 2, 2006, the Company issued 1,925,000 common shares from the exercise of options pursuant to option grants under the Company's 2005 Stock Option and Incentive Plan and 141,667 common shares from the exercise of options pursuant to option grants under the Company's 2006 Stock Option and Incentive Plan. All shares were issued at an exercise price of $0.30 per share. As consideration, the Company issued promissory notes to the optionees totalling $620,000. The promissory notes are repayable in six months and bear interest at 10%. At December 31, 2006 the Company has recorded $15,500 accrued interest on the promissory notes

(h)

As of December 31, 2007, there were 1,266,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan and there were 1,265,000 stock options available for grant under the Company’s 2007 Stock Option Plan.

(i)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2004	-	-	-
Granted during 2005	2,450,000	0.39	5 years
Cancelled during 2005	-	-
Exercised during 2005	(2,450,000)	-
Balance, December 31, 2005	-	-
Granted during 2006	2,266,667	0.30	5 years
Exercised during 2006	(2,266,667)	-
Balance, December 31, 2006	-	$ -	-

(j)

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

(k)

As of December 31, 2006, there were 1,258,333 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

NOTE 8 – RELATED PARTY TRANSACTIONS

During 2007, the Company incurred $23,135 (2006 -$21,181) in management fees to directors.  As at December 31, 2007 the Company owes $9,000 in management fees.

During 2007, the Company incurred $25,445 (2006 - $26,346) in rent and office expenses to a private company controlled by a shareholder. The Company has a three year tenacy agreement with a related party expiring August 1, 2008. Office rent payments are due in the amount of $13,020 for 200 and are to be negotiated for 2009.

During 2007, the Company incurred $132,399 (2006 - $158,418) in consulting fees to significant shareholders and $18,503 (2006 - $13,636) in professional fees to an employee.  Included in the promissory notes receivable as described in Note 7(3)(c) is $Nil (2006 -$71,750) of principal and accrued interest owing from a significant shareholder.

During 2007, two companies controlled by significant shareholders earned $37,506 (2006 - $31,996) and a company controlled by a shareholder earned $2,292 (2006 - $27,496) from the Company, pursuant to prepaid services agreements (refer to Note 6).

At December 31, 2007 $149,605 (2006 - $215,054) is receivable from Golden Spirit which is non-interest bearing and without specific terms of repayment.

At December 31, 2007 $35,534 (2006 - $16,360) is receivable from Legacy Mining which is non-interest bearing and without specific terms of repayment.

At December 31, 2007, the following amounts are due to related parties:

	2007	2006

Director	$9,000	$9,000
Significant shareholders	(1,705)	105,551
	$7,295	$114,551

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended December 31, 2007	Year ended December 31, 2006
Cash paid during the year for:
Interest	$ -	$ -
Income taxes	$ -	$ -

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION – con’t.

During the year ending December 31, 2007 the Company issued:

▪

133,333 restricted common shares for prepaid services contract valued at $32,000 (refer to Note 6).

▪

885,000 common shares were issued at exercise prices between $0.17 and $0.30 per share for exercise of stock options.

▪

136,666 restricted common shares with a fair value of $32,900 in exchange for consulting and advisory board services.

▪

1,699,999 common shares issued for promissory notes were returned to the Company and cancelled.

▪

483,334 common shares with a fair value of $150,500 issued in exchange for current and prior years consulting services were returned to the Company and cancelled.

The company has assumed accounts payable and accrued liabilities in the amount of $472,846 relating to its Uinta Basin Property.

During the year ending December 31, 2006 the Company issued:

▪

326,667 restricted common shares for prepaid services contract valued at $123,000 (refer to Note 6).

▪

73,333 restricted common shares with a fair value of $27,900 in exchange for consulting and advisory board services.

▪

266,667 restricted common shares as a finder’s fee towards the private placement of 8,000,000 restricted common shares.

▪

2,066,667 common shares were issued at an exercise price of $0.30 per share for exercise of stock options. As consideration, the Company issued promissory notes to the optionees totalling $620,000.

NOTE 10 - CONTINGENCY

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition.  Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company.  Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation.  The Company argued for an interim injunction against all parties and was successful.  On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia.  The Company was successful and has now applied to have the share certificates released and subsequently cancelled.  As of December 31, 2007, the Company is still in the process of having the certificates released.

As of August 1, 2000, Shotgun Energy Corporaton. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $1,000 per month for a period of 3 years and has been renewed for an additional 3 years at $2,050 per month. The current tenancy agreement expires August 1, 2008.

NOTE 11 – INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of December 31, 2007, the Company has combined net operating losses carried forward totalling approximately $17,020,000 for tax purposes which expire through 2027. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

A reconciliation of income tax computed at the federal and state statutory tax rates is as follows:

	Year ended December 31, 2007	Year ended December 31, 2006

Federal income tax provision at statutory rate	(35.00)%	(35.00)%
State income tax provision at statutory rate, net of federal income tax effect	(0.00)	(0.00)

Total income tax provision rate	(35.00)%	(35.00)%

NOTE 11 – INCOME TAXES (continued)

The actual income tax provisions differ from the expected amounts calculated by applying the federal income tax statutory rate to the Company’s loss before income taxes. The components of these differences are as follows:

	Year ended December 31, 2007	Year ended December 31, 2006

Loss before income taxes	$ (518,789)	$ (738,090)
Corporate tax rate	35.00%	35.00%

Expected tax expense (recovery)	(181,576)	(258,332)
Non-deductable stock based compensation	7,576	84,332
Unrecognized loss carry forward and other	174,000	174,000

Income tax provision	$ -	$ -

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2007	2006

Non-capital loss carry forwards	$6,295,000	$5,775,000
Valuation allowance	(6,295,000)	(5,775,000)
Net deferred tax asset	$-	$-

NOTE 12 – SUBSEQUENT EVENTS

Stock Options

On January 4, 2008, a total of 200,000 options granted pursuant to the Company’s 2007 Stock Incentive and Option Plan, were exercised at $0.13 per share for cash proceeds of $26,000.

Change in Directors

On January 24, 2008, the Company appointed  Marc Scheive to the Board of Directors. On February 27, 2008 the Company issued 50,000 restricted common shares valued at $5,500 for his current services. The Company also reports the resignation of Carlton Parfitt from its Board of Directors.  The Company also announced that it has moved its Administrative Office to: 385 52 Ave, Pointe-Calumet ,Quebec JON 1G4.  Fax - 1 888 265 0498: Phone – 514- 688 3289.

In Februrary, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 1, 2008. If CGGVeritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently in negotiations to resolve this matter.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

New Independent Accountants

There have been no disagreements with Shotgun Energy Corporation's auditors since formation of the company that require disclosure pursuant to Item 304 of Regulation S-B.

ITEM 8A.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a system of internal and disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer they have concluded that, as of the evaluation date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Exchange Act.

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. Further, this evaluation did not identify any significant changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes In Internal Controls

No changes in the Company's internal controls over financial reporting occurred during the period ending December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Code of Ethics

We intend to adopt a code of ethics in 2008 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons  performing similar functions.  We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials.  In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal  financial officer, principle accounting officer or controller, other persons  performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

1. Officers and Directors of the Company.

   DATE OF APPOINTMENT

     NAME

     AGE    POSITION             TO BOARD OF DIRECTORS

- ---------------------------------------------------------------------

Robert Klein         60

President & Director

September 25, 2000

Marc Scheive         24

Secretary, Treasurer   January 24, 2008

& Director

The chart above specifies Shotgun Energy Corporation’s current officers and directors.

All directors of the Company hold office until the next annual meeting or until their successors have been elected and qualified.  All officers serve at the discretion of the Board of Directors.

On January 24, 2008, the Registrant accepted the resignation of Carlton Parfitt as Secretary, Treasurer, Director and Chief Financial Officer of the Company. The resignation was not motivated by a disagreement with the Company on any matter relating to the Company’'s operations, policies or practices.

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

Carlton Parfitt was a member of our Board of Directors until January 24, 2008  Mr. Parfitt, bilingual in English and Japanese, graduated in 1991 with Honors from Simon Fraser University, British Columbia. While attending university, Mr. Parfitt worked as a co-op student for the Department of National Defense (Canada). After completing his Bachelor of Science in Physics, and before becoming involved in the digital media industry, Carlton Parfitt was a research scientist at companies such as TRIUMF, on the campus of the University of British Columbia, and CTF Communications Inc. based in Coquitlam, British Columbia.  Between the years 1998 and 2000, Mr. Parfitt was the founder and director of Elgrande.com Inc., an OTC: BB Company. During this time, he was intimately involved in Board operations, governance, as well as strategic business development and financing. Responsibilities for strategic market development included building strategic Blue Chip clients globally. Here, he drew upon his business consulting experience in Japan where he was a consultant for several years. While in Japan, Mr. Parfitt also participated in contract negotiations, shareholder relations and operations. Currently, Carlton Parfitt is the president of Third Wave Consulting Inc., a company specializing in digital media.

His focuses include marketing consulting, project management, event planning and corporate communications for new media production.

Mr. Scheive is an entrepreneur who has an International Marketing degree from Universitie de Montreal and is currently involved in the Lumber Brokerage Industry. Mr. Scheive is also an officer and/or director of Shotgun Energy Corporation., a reporting company.

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

ITEM 10. EXECUTIVE COMPENSATION - RENUMERATION OF DIRECTORS AND OFFICERS.

Compensation of Directors. Currently, Mr. Klien Director of Shotgun Energy Corporation receives a salary between $1,000 to $2,500 per month and Mr. Parfitt Director receives a salary of $750 per month.

Stock Based Compensation. During the year ended December 31, 2007, $52,150 (2006-$241,000) in stock based compensation was recorded in our financial statements.  Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model We do expect further stock based compensation in 2008.

In addition, during the year ended December 31, 2007, the Company issued 270,000 shares valued at $73,000 (2006 – 400,000 post reverse split shares valued at $150,900) which was recorded in the financial statements for consulting services rendered and deferred compensation.

Transactions with promoters.On August 15, 2007, the Company entered into an agreement with Palisades Financial Ltd., (“Palisades”) a private company owned by a significant shareholder of the Company, for a four year term, whereby Palisades Financial Ltd. will provide investor relations services to the Company (valued at $32,000) in exchange for 133,333 restricted shares of the Company’s common stock. Palisades will provide such services as researching, editing and generating a company profile, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of December 31, 2007, with respect to the ownership of the Shotgun Energy Corporation's common stock by each person known by Shotgun Energy Corporation to be the beneficial owner of more than five percent (5%) of Shotgun Energy Corporation's common stock, by each director and officer and by all officers and directors as a group.

Name of             Address of                      Amount of Shares      % of Outstanding

Beneficial Holder   Beneficial Holder               Beneficially Owned    Common Stock

- ---------------------------------------------------------------------------------------

Cede & Co.

    The Depository Trust Co

        11,589,835(1)

 66.71%

    PO Box 222 Bowling Green St’n.

    New York, NY 10272

Carlton Parfitt

    9560 Parksville Drive

   16,667

          0.0010%

President /Director    Richmond, BC V7E 4M9

Robert Klein

    429 West 41st Avenue

             16,667

          0.0010%

Director               Vancouver, BC V5Y 2S6

Marc Scheive

    7160, Rue Saint-Denis,

   50,000        0.0029%

Secretary & Treasure   Montreal, Quebec, H2R Z3Z

All directors and Officers as a group

             83,334        0.0020%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2007, the Company incurred $23,135 (2006 -$21,181) in management fees to directors.  As at December 31, 2007 the Company owes $9,000 in management fees.

During 2007, the Company incurred $25,445 (2006 - $26,346) in rent and office expenses to a private company controlled by a shareholder. The Company has a three year tenacy agreement with a related party expiring August 1, 2008. Office rent payments are due in the amount of $13,020 for 200 and are to be negotiated for 2009.

During 2007, the Company incurred $132,399 (2006 - $158,418) in consulting fees to significant shareholders and $18,503 (2006 - $13,636) in professional fees to an employee.  Included in the promissory notes receivable as described in Note 7(3)(c) is $Nil (2006 -$71,750) of principal and accrued interest owing from a significant shareholder.

During 2007, two companies controlled by significant shareholders earned $37,506 (2006 - $31,996) and a company controlled by a shareholder earned $2,292 (2006 - $27,496) from the Company, pursuant to prepaid services agreements.

At December 31, 2007 $149,605 (2006 - $215,054) is receivable from Golden Spirit which is non-interest bearing and without specific terms of repayment.

At December 31, 2007 $35,534 (2006 - $16,360) is receivable from Legacy Mining which is non-interest bearing and without specific terms of repayment.

At December 31, 2007, the following amounts are due to related parties:

	2007	2006

Director	$9,000	$9,000
Significant shareholders	(1,705)	105,551
	$7,295	$114,551

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

2006: $15,000

2007: $28,500

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2006: $0

2007: $250

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2006: $0

2007: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2006: $0

2007: $0

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

       Financial Officer.

Exhibit 32.1 -  Section 302 Certification of Periodic Report of the Chief

       Executive Officer.

Exhibit 32.1 -  Section 302 Certification of Periodic Report of the Chief

       Financial Officer.

b) Form 8-K

8-K filed September 25, 2007 items 1.01 and 3.02: with respect to the change of name

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

SHOTGUN ENERGY CORPORATION

Date: April 15, 2008

By: /s/ Robert Klein

 ---------------------------

Robert Klein

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

By: /s/ Marc Scheive        Date:        April 15, 2008

Marc Scheive, Director

By: /s/ Robert Klein:        Date        April 15, 2008

Robert Klein, Director and President