Form 10-Q
period 2008-03-31
SHOTGUN ENERGY CORP
filed 2008-05-15
CIK 746631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

0-13597

Commission File Number

Shotgun Energy Corporation

 (Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

88-0195105
(I.R.S. Employer Identification No.)

385 52 Ave., Pointe-Calumet

Quebec, Canada, J0N 1G4

 (Address of principal executive offices)

514-688-3289

 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

On March 31, 2008 there were 17,622,833 shares outstanding of the issuer’s common stock.

INDEX

PAGE

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements................................................................................................F-1

Balance Sheet as of March 31, 2008 (Unaudited) and December 31, 2007................................F-1

Statements of Operations (Unaudited) For the Three Months

Ended March 31, 2008 and 2007, and the Period from January 1, 1996

(Inception) through March 31, 2008........................................................................................F-2

Statements of Cash Flows (Unaudited) For the Three Months

Ended March 31, 2007 and 2006, and the Period from January 1, 1996

(Inception) through March 31, 2008........................................................................................F-3

Notes To Condensed Financial Statements (Unaudited)...........................................................F-4

Item 2.   Management's Discussion and Analysis or Plan of Operation.....................................3-8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................................8

Item 4T  Controls and Procedures..........................................................................................8

Part II. OTHER INFORMATION

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

SHOTGUN ENERGY CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

	March 31, 2008 (unaudited)	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$ 4,840	$ 25,682
Taxes recoverable	2,964	7,575
Royalties receivable	-	1,320
Due from Legacy Mining Ltd.	55,334	35,534

TOTAL CURRENT ASSETS	63,138	70,111

AVAILABLE FOR SALE SECURITIES – related parties	746,240	635,578
DUE FROM GOLDEN SPIRIT ENTERPRISES LTD.	147,605	149,605
OIL AND GAS PROPERTIES, (full cost method of accounting, unproven)	1,574,721	1,574,721

TOTAL ASSETS	$ 2,531,704	$ 2,430,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 487,316	$ 499,843
Due to related parties	5,823	7,295

TOTAL CURRENT LIABILITIES	493,139	507,138

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Convertible Preferred: - Class A voting stock, $0.001 par value, 5,000,000 shares authorized
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized
Common stock, $.001 par value, 200,000,000 shares authorized
17,622,833 (December 31, 2006 – 17,372,833) shares issued and outstanding	17,622	17,372
Additional paid-in capital	23,677,537	23,636,287
Deferred Compensation	(41,000)	(49,000)
Deficit accumulated during the exploration stage	(17,788,576)	(17,727,202)
Deficit accumulated prior to the exploration stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive income	633,615	506,053
TOTAL STOCKHOLDERS’ EQUITY	2,038,565	1,922,877

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,531,704	$ 2,430,015

The accompanying notes are an integral part of these financial statements

SHOTGUN ENERGY CORPORATION

(An Exploration Stage Company)

 STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31, 2008	Three Months ended March 31,2007	For the period from January 1, 1996 to March 31, 2008

EXPENSES
Litigation settlement	$ -	$ -	$ 2,291,070
Management and consulting fees	15,723	50,982	4,675,505
Consulting fees – stock based compensation	10,000	-	1,913,290
Exploration costs	-	-	113,678
Loss on settlement of debt	-	-	718,784
General and administrative	28,199	33,514	2,525,976
Professional fees	12,502	10,676	1,050,586
Interest expense	-	-	98,282
Software development costs	-	-	737,300

LOSS BEFORE THE FOLLOWING	66,424	94,812	14,124,471

Interest, Royalty and Other Income	-	(18,087)	(71,070)
Gain on sale of securities – related parties	(5,050)	-	(5,050)
Property option income	-	-	(130,000)
Write-down of investment in Legacy	-	-	128,288
Write-down of interest in ACGT Corporation	-	-	1,406,000
Write-down of interest in oil and gas properties	-	-	2,250,937
Loss on Iceberg Drive Inn Investment	-	-	85,000

NET LOSS FOR THE PERIOD	$ (61,374)	$ (76,725)	$(17,788,576)

BASIC NET LOSS PER SHARE	$ (0.01)	$ (0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,582,174	18,401,550

The accompanying notes are an integral part of these interim financial statements

    SHOTGUN ENERGY CORPORATION

          (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007	Cumulative from January 1, 1996 to March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (61,374)	$ (76,725)	$ (17,788,576)
Adjustments to reconcile net loss to net cash used in operating activities:
- fees and services paid for with common shares	13,500	16,191	3,381,303
- other stock-based compensation	10,000	-	1,912,889
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	-	1,406,000
- write-down of investment in Legacy Mining Ltd.	-	-	128,288
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (Gain)/loss on sale of securities held for resale – related parties	(5,050)	-	(5,325)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	-	(15,500)	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	(6,596)	(7,634)	318,886
CASH FLOWS USED IN OPERATING ACTIVITIES	(49,520)	(83,668)	(4,436,696)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes receivable	-	15,500	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	21,950	-	22,700
Interest in oil and gas properties, net of finders fees	-	(18,615)	(1,522,804)
CASH FLOWS USED IN INVESTING ACTIVITIES	21,950	(3,115)	(1,556,968)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	26,000	-	4,372,395
Net proceeds from common stock subscriptions	-	-	633,000
Net advances (to) from related parties	(19,272)	(57,251)	573,109
Advances receivable	-	-	420,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,728	(57,251)	5,998,504

NET INCREASE (DECREASE) IN CASH	(20,842)	(144,034)	4,840

CASH, BEGINNING OF PERIOD	25,682	355,009	-
			-
CASH, END OF PERIOD	$ 4,840	$ 210,795	$ 4,840

Supplemental cash flow information (See Note 8)

The accompanying notes are an integral part of these financial statements

SHOTGUN  ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2008

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

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $22,249,209 since inception, and further significant losses are expected to be incurred in the exploration and development of its resource properties.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its resource properties.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation B Article 8 “Financial Statements of Smaller Reporting Companies” as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2007 indexed in Form 10-KSB.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

 Certain reclassifications have been made to the 2007 financial statement amounts to conform to the 2008 financial statement presentation.

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

There were no interest or general and administrative expenses accrued or recognized related to income taxes for the three months ended March 31, 2008.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three months ended March 31, 2008 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

On January 1, 2008, we adopted FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB statement No. 115 (FAS 159) but we did not make any fair value elections with respect to any of our eligible assets or liabilities as permitted under the provisions of FAS 159 as of March 31, 2008. In conjunction with the adoption of FAS 159, we also adopted FAS no. 157, Fair Value Measures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fir value measurements. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted priced included in Level 1 that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its fair value measurement in its entirety.

At March 31, 2008, the only asset measured at fair value on a recurring basis is the investment in marketable securities – related parties totalling $746,240, which was estimated using Level 1 inputs, or quoted prices in active markets, as described above.

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

During the three month period ended March 31, 2008, the Company sold 10,000 shares resulting in a realized loss of $800(net of commissions of $80) and recorded an additional unrealized gain of $7,574 to March 31, 2008. As a result, the carrying value of the available for sale shares of Golden Spirit is $26,312 as at March 31, 2008 ($21,111 – 2007).

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

During the three month period ended March 31, 2008, the Company sold 30,000 shares resulting in a realized gain of $5,850 (net of commissions of $467) and recorded an additional unrealized gain of $119,988 to March 31, 2008. As a result, the carrying value of the available for sale shares of Legacy Mining is $719,928 as at March 31, 2008 ($1 – 2007).

Available for sale securities – related parties include the following:

	March 31,	December 31,
	2008	2007
1,199,880 (2007-1,229,880) shares of Legacy Mining Ltd.	$ 719,928	$ 614,940
98,611 (2007- 111,111) shares of Golden Spirit Enterprises Ltd.	26,312	20,638
	$ 746,240	$ 635,578

NOTE 4 – OIL AND GAS PROPERTIES

Oil and gas properties include the following:

	March 31 ,	December 31,
	2008	2007
Acquisition and exploration costs, unproved, not subject to depletion.	$ 1,574,721	$ 1,574,721

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

The Company shall pay One Hundred Percent (100%) of all costs of drilling the first two wells drilled on the acreage along with 100% of all costs of logging or testing the wells.  If either of the first two test wells is deemed a dry hole, the Company shall pay One Hundred Percent (100%) of all costs of plugging and abandoning such well(s) and restoration of the surface upon which the well(s) reached its authorized depth and completion of all tests deemed necessary by the Operator.  If the Company elects to complete either or both of the first two wells drilled on the acreage, the Company shall pay One Hundred Percent (100%) of all completion costs through the tanks along with any costs associated to hook up the well(s) to pipeline for the well(s) to be capable of producing into a commercial pipeline for sale.  After the first two wells drilled, if productive, are hooked-up to a pipeline and capable of producing oil and gas in commercial quantities, the Company shall pay 85% of all costs of operating the first two wells and Pioneer shall pay 15% of the operation costs of such wells as reflected in their working interest ownership in such wells.  The Company is required to drill a well on the acreage before November 1, 2010, or the acreage acquired will revert back to Pioneer.  During the year ended December 31, 2007 the Company incurred $508,435 (2006 -$50,525) on initial exploration of the property. No costs were incurred during the three months ended March 31, 2008. (2007 - $18,615)

NOTE 5 – DEFERRED COMPENSATION

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

The Company has been amortizing the costs of these services over the respective terms of the contracts.  At September 31, 2008, the unamortized portion of the deferred compensation totalled $41,000 (December 31, 2007 - $49,000).

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

(1)   2008 Stock Transactions

During the three months ended March 31, 2008:

(a)  The Company issued a total of 200,000 common shares pursuant to the Company’s 2007 Stock Incentive and Option Plan at $0.13 per share for total proceeds of $26,000.

(b)   On February 27, 2008 the Company issued 50,000 restricted common shares valued at $5,500 to a director for his current services

(2)   2007 Stock Transactions

During the three months ended March 31, 2007, the Company issued 10,000 common shares valued at $900 pursuant to a Consulting Agreement with a member of its Advisory Board to perform a minimum of two days consulting services during the period January 15, 2007 to February 15, 2007.

(3)   2008 Stock Options

During the three months ended March 31, 2008, the Company granted a total of 20,000, 5 year common stock options at an exercise price of  $0.13 per share.  The Company recognized stock-based compensation of $10,000 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(a)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	-
Granted during 2007	601,667	0.21	5 years
Exercised during 2007	(601,667)	-
Balance, December 31, 2007	-
Granted during 2008	200,000	0.13	5 years
Exercised during 2008	(200,000)
Balance, March 31, 2008	-

(b)

As of March 31, 2008, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(c)

As of March 31, 2008, there were 1,758,333 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

(4)

2007 Stock Options

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March, 2008, the Company incurred $6,500 (2007 -$5,546) in management fees to directors. Of this amount, $5,500 represents the value of 50,000 restricted shares issued to a Director. As at March 31, 2008 the Company owes $9,000 in management fees.

During the three months ended March 31, 2008, the Company incurred $6,530 (2007 - $5,333) in rent and office expenses to a private company controlled by a shareholder.

During the three months ended March 31, 2008, the Company incurred $9,724 (2007 - $47,999) in consulting fees, the majority of it which is to a shareholder who is part of management and $7,534 (2007 - $4,727) in professional fees to employees.

During the three months ended March 31, 2008, two companies controlled by significant shareholders earned $8,000 (2006 - $12,999) and a company controlled by a shareholder earned $Nil (2007 - $2,292) from the Company, pursuant to prepaid services agreements.

At March 31, 2008, an amount of $147,605 (December 31, 2007 - $149,605) was receivable from Golden Spirit.  These amounts are non-interest bearing and have no specific terms of repayment.

At March 31, 2008, an amount of $55,334 (December 31,2007 - $35,534) was receivable from Legacy Wine & Spirits International Ltd.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

At March, 2008, the following amounts are due to related parties:

	March 31, 2008	December 31, 2007

Director	$9,000	$9,000
Significant shareholders	(3,177)	(1,705)
	$5,823	$7,295

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended March 31, 2008	Year ended December 31, 2007
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The Company issued 50,000 restricted common shares valued at $5,500 to a Director

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”).  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of March 31, 2008, the Company is still in the process of having the certificates released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently in negotiations to resolve this matter.

As of August 1, 2002, Shotgun Energy Corporation .. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,050 per month for a period of 3 years and has been renewed for an additional 3 years at $2,050 per month. The current tenancy agreement expires August 1, 2008.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

February 18, 2003 -        Iceberg Brands Corporation

August 28, 2003 -          Avalon Gold Corporation

March 22, 2005 -           Avalon Energy Corporation

September 25, 2007 -     Shotgun Energy Corporation

Our Company holds (1) an undivided Eighty-Five Percent (85%) working interest and an undivided Sixty-Eight (68%) net revenue interest in 13,189 acres located in Wasatch County, Utah, known as the "Uinta Basin" and (2) a 0.7% gross overriding royalty interest on 6,360 acres of oil and natural gas rights located in the Powder River Basin of eastern Wyoming.

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

The Company has received $Nil in oil royalties for the three month period ended March 31, 2008

(2007 - $Nil).

Derek Oil and Gas Corporation has the following plans for the Property over the next twelve months:

-

Increase overall production as reservoir heats up from the 12 well program.

-

Purchase, permit and install another steam generator to provide more steam into the reservoir.

-

Conduct another drilling program in 2008 to increase production, earnings, and cash flow per share, thereby increasing shareholder value.

-

Continue modifying the long term economic & development plan as new reservoir information is received.

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

The Company has spent a total of $970,279 in acquisition costs and $604,442 in development costs on the Uinta property to date. On January 4, 2007, the USDA Forest Service decided to allow Shotgun Energy to conduct their first proposed seismic exploration project. Shotgun’s project would consist of approximately 7 miles of 2D seismic exploration in the Strawberry Peak and Shotgun Draw area of the South Unit of the Ashley National Forest.  Due to seasonal access constraints, it is expected that the project would not begin until summer of 2007.  Recording sensors would be placed along the seismic lines every 22 feet, with surface cables connecting the sensors to a central recording station (large truck).  Recording sensors consist of a small microphone, attached to a metal stake.  Shot-holes would also be drilled along the seismic line, every 330 feet, to a depth of about 60 feet.  Drill holes would be loadedwith a small explosive charge, backfilled with cuttings and swelling clays, and then shot to produce seismic energy.  Drilling of the shot holes would be conducted using small portable drilling rigs, transported from site to site by either buggy or helicopter.  Along existing roads, buggy drills would be used, whereas helicopter drills would be used on steep topography away from existing roads. Access to the seismic line off of existing roads would be by helicopter, by foot, or by ATV.  No new roads would be required, and no vegetation would need to be cleared or removed.  After completion, all recording sensors and surface cables would be removed.  The entire operation is expected to last about 10 days. The Company is currently accepting bids to complete the first seismic line.

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

Effective December 31, 2004 the Company recorded, as other comprehensive loss for the year, a $10,000 unrealized loss in the carrying value of its shares of Golden Spirit.  During the years ended December 31, 2005 and 2006 the Company recorded additional unrealized losses in the carrying value of its shares of Golden Spirit totaling $90,000 and $8,889 respectively, which were recorded as other comprehensive loss for those years.  During the year ended December 31, 2007, the Company sold 2,500 shares resulting in a realized gain of $165 and recorded an additional unrealized gain of $2 in 2007. As a result, the carrying value of the available for sale shares of Golden Spirit is $20,638 as at December 31, 2007 ($21,111 – 2006).

During the three month period ended March 31, 2008, the Company sold 10,000 shares resulting in a realized loss of $800(net of commissions of $80) and recorded an additional unrealized gain of $7,574 to March 31, 2008. As a result, the carrying value of the available for sale shares of Golden Spirit is $26,312 as at March 31, 2008 ($21,111 – 2007).

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

During the three month period ended March 31, 2008, the Company sold 30,000 shares resulting in a realized gain of $5,850 (net of commissions of $467) and recorded an additional unrealized gain of $119,988 to March 31, 2008. As a result, the carrying value of the available for sale shares of Legacy Mining is $719,928 as at March 31, 2008 ($1 – 2007).

Available for sale securities – related parties include the following:

	March 31,	December 31,
	2008	2007
1,199,880 (2007-1,229,880) shares of Legacy Mining Ltd.	$ 719,928	$ 614,940
98,611 (2007- 111,111) shares of Golden Spirit Enterprises Ltd.	26,312	20,638
	$ 746,240	$ 635,578

Liquidity and Capital Resources.

For the three month period ended March 31, 2008, we had total assets of $2,531,704 including cash of $4,840, taxes recoverable of $2,964 and a short term receivable from Legacy Mining Ltd. at a value of $55,334.  We have $1,574,721 invested in oil and gas properties, which is represented by $1,574,719 for 13,189 acres of gas leases located in Utah, $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California.  We have available for sale securities with a fair value of $746,240 as at March 31, 2008 and a long-term receivable from Golden Spirit Enterprises Ltd.at a value of $147,605. As of December 31, 2007, we had total assets of $2,430,015. The increase in assets is primarily due to an increase in the carrying value of available for sale securities.

At March 31, 2008, we had current liabilities of $493,139, which was represented by accounts payable and accrued liabilities of $487,316 and $5,823 due to related parties. As of December 31, 2007 we had current liabilities of $507,138. The slight decrease in liabilities was a result of paying certain current liabilities.  At March 31, 2008, we had a working capital deficiency of $430,001. (December 31, 2007 - $437,027).

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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended March 31, 2008 was $66,424 (2007 - $94,812). This decrease in loss was due to a decrease in management and consulting fees.

From inception to March 31, 2008 our Company has incurred cumulative net losses of $22,249,209 resulting primarily from the write-down of $1,406,000 in its interests in oil and gas properties, write-down of $2,250,937 in its interest in ACGT Corporation, write-down of its investment in Legacy Mining Ltd. and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $4,675,505, office and general expenses of $2,525,976; professional fees of $1,050,586; interest expense of $98,282 and software development costs of $737,300. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Enterprises Ltd. (See Item 2, Utah property) , $71,070 in interest and royalty income and a gain on the sale of securities – related parties of $5,050.

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

Shotgun Energy Corporation does anticipate some expenditures within the next 12 months for its  Uinta Basin Property as explained above. The Company may elect to raise funds for potential drilling through equity financing or possible joint venture partnerships. Shotgun Energy Corporation does not anticipate any significant exploration costs within the next 12 months, nor does the Shotgun Energy Corporation anticipate that it will lease or purchase any significant equipment within the next 12 months. Shotgun Energy Corporation does not anticipate a significant change in the number of its employees within the next 12 months.

Off-Balance Sheet Arrangements

Our company has not entered into any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2008, we had cash in the amount of $4,840. We have not generated any revenues since inception and have incurred a net loss of $22,249,209 from our inception on February 19, 1999 to March 31, 2008. Our current operating funds are insufficient to cover an environmental study and permitting and preparation costs to initiate drilling of a gas well. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated exploration expenditures.

Item 4T Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

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

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently in negotiations to resolve this matter.

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(1)   2008 Stock Transactions

During the three months ended March 31, 2008:

(a)  The Company issued a total of 200,000 common shares pursuant to the Company’s 2007 Stock Incentive and Option Plan at $0.13 per share for total proceeds of $26,000.

(b)   On February 27, 2008 the Company issued 50,000 restricted common shares valued at $5,500 to a director for his current services

(2)   2007 Stock Transactions

During the three months ended March 31, 2007, the Company issued 10,000 common shares valued at $900 pursuant to a Consulting Agreement with a member of its Advisory Board to perform a minimum of two days consulting services during the period January 15, 2007 to February 15, 2007.

(3)   2008 Stock Options

During the three months ended March 31, 2008, the Company granted a total of 200,000, 5 year common stock options at an exercise price of $0.13 per share.  The Company recognized stock-based compensation of $10,000 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(a)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	-
Granted during 2007	601,667	0.21	5 years
Exercised during 2007	(601,667)	-
Balance, December 31, 2007	-
Granted during 2008	200,000	0.13	5 years
Exercised during 2008	(200,000)
Balance, March 31, 2008	-

(b)

As of March 31, 2008, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(c)

As of March 31, 2008, there were 1,758,333 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

(4)

2007 Stock Options

(a)

On October 2, 2006, the Company issued 5,775,000 common shares from the exercise of options pursuant to option grants under the Company’s 2005 Stock Option and Incentive Plan and 425,000 common shares from the exercise of options pursuant to option grants under the Company’s 2006 Stock Option and Incentive Plan.  All shares were issued at an exercise price of $0.10 per share. As consideration, the Company issued promissory notes to the optionees totaling $620,000. The promissory notes were repayable in six months and bear interest at 10%. The Company received $15,500 in interest during the three months ended March 31, 2007 and has recorded $15,500 in additional accrued interest on the promissory notes. The promissory notes were extended to July 2, 2007.

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

None.

ITEM 6. EXHIBITS

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

SHOTGUN ENERGY CORPORATION

Date: May 15,2008	By: /s/ R. Klein
Robert Klein
President and C.E.O

Date: May 15,2008	By: /s/ M. Scheive
Marc Scheive
Secretary. Treasurer and C.F.O.