Form 10-Q
period 2008-06-30
SHOTGUN ENERGY CORP
filed 2008-08-18
CIK 746631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0-13597

Shotgun Energy Corporation

 (Exact name of small business issuer as specified in it’s charter)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On June 30, 2008 there were 17,622,833 shares outstanding of the issuer’s common stock.

TABLE OF CONTENTS                                                                                                 PAGE

Item 1. Financial Statements.	F-1

Balance Sheet as of June 30, 2008 (Unaudited) and December 31, 2007.	F-1

Statements of Operations (Unaudited) For the Three Months Ended June 30, 2008 and 2007, and the Period from January 1, 1996 (Inception) through June 30, 2008	F-2

Statements of Cash Flows (Unaudited) For the Three Months Ended June 30, 2008 and 2007, and the Period from January 1, 1996 (Inception) through June 30, 2008	F-3

Notes To Condensed Financial Statements (Unaudited).	F-4

Item 2. Management's Discussion and Analysis or Plan of Operation.	2

Item 3. Quantitative and Qualitative Disclosures About Market Risk	7

Item 4T Controls and Procedures	7

Part II. OTHER INFORMATION	8

Item 1. Legal Proceedings	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits	11

SIGNATURES	11

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

SHOTGUN ENERGY CORPORATION

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

SHOTGUN ENERGY CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

	June 30, 2008 (unaudited)	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$ 11,248	$ 25,682
Taxes recoverable	2,965	7,575
Accounts receivable	166	1,320
Due from Legacy Wine & Spirits International Ltd.	90,300	35,534

TOTAL CURRENT ASSETS	104,679	70,111

AVAILABLE FOR SALE SECURITIES – related parties	1,200,184	635,578
DUE FROM GOLDEN SPIRIT ENTERPRISES LTD.	29,855	149,605
OIL AND GAS PROPERTIES, (full cost method of accounting, unproven)	1,574,721	1,574,721

TOTAL ASSETS	$ 2,909,439	$ 2,430,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 477,533	$ 499,843
Due to related parties	2,307	7,295

TOTAL CURRENT LIABILITIES	479,840	507,138

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Convertible Preferred: - Class A voting stock, $0.001 par value, 5,000,000 shares authorized
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
Common stock, $.001 par value, 200,000,000 shares authorized	-	-
17,622,833 (December 31, 2006 – 17,372,833) shares issued and outstanding	17,622	17,372
Additional paid-in capital	23,677,537	23,636,287
Deferred Compensation	(33,000)	(49,000)
Deficit accumulated during the exploration stage	(17,895,486)	(17,727,202)
Deficit accumulated prior to the exploration stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive income	1,123,559	506,053
TOTAL STOCKHOLDERS’ EQUITY	2,429,599	1,922,877

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,909,439	$ 2,430,015

The accompanying notes are an integral part of these financial statements

SHOTGUN ENERGY CORPORATION

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30, 2008	Three Months ended June 30, 2007	Six Months ended June 30, 2008	Six Months ended June 30, 2007	Cumulative from January 1, 1996 to June 30, 2008

EXPENSES
Litigation settlement	$ -	$ -	$ -	$ -	$ 2,291,070
Management and consulting fees	112,480	200,779	128,203	251,761	4,787,985
Consulting fees – stock based compensation	-	4,000	10,000	4,000	1,913,290
Exploration costs	-	-	-	-	113,678
Loss on settlement of debt	-	-	-	-	718,784
General and administrative	13,722	27,883	41,946	61,037	2,539,698
Professional fees	6,354	9,314	18,856	19,990	1,056,940
Interest expense	-	-	-	-	98,282
Software development costs	-	-	-	-	737,300

LOSS BEFORE THE FOLLOWING	132,566	241,976	199,005	336,788	14,257,027

Interest, Royalty and Other Income	(7,758)	(12,408)	(7,784)	(30,494)	(78,828)
Gain on sale of securities – related party	(17,888)	-	(22,938)	-	(22,938)
Property option income	-	-	-	-	(130,000)
Write-down of investment in Legacy Wine & Spirits	-	-	-	-	128,288
Write-down of interest in ACGT Corporation	-	-	-	-	1,406,000
Write-down of interest in oil and gas properties	-	-	-	-	2,250,937
Loss on Iceberg Drive Inn Investment	-	-	-	-	85,000

NET LOSS FOR THE PERIOD	$ (106,910)	$ (229,568)	$ (168,283)	$ (306,294)	$ (17,895,486)

BASIC NET LOSS PER SHARE	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,622,833	18,006,061	17,602,341	18,203,387

The accompanying notes are an integral part of these interim financial statements

    SHOTGUN ENERGY CORPORATION

          (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30, 2008	Six months ended June 30, 2007	Cumulative from January 1, 1996 to June 30 ,2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (168,283)	$ (306,294)	$ (17,895,486)
Adjustments to reconcile net loss to net cash used in operating activities:
- fees and services paid for with common shares	21,500	57,697	3,389,303
- other stock-based compensation	10,000	4,000	1,912,889
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	-	1,406,000
- write-down of investment in Legacy Wine & Spirits International Ltd.	-	-	128,288
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (Gain)/loss on sale of securities held for resale – related parties	(22,938)	(275)	(23,213)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	-	(10,726)	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	(16,547)	2,710	308,936
CASH FLOWS USED/PROVIDED BY OPERATING ACTIVITIES	(176,268)	(252,888)	(4,563,444)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes receivable	-	15,500	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	75,838	750	76,588
Interest in oil and gas properties, net of finders fees	-	(42,493)	(1,522,804)
CASH FLOWS USED/PROVIDED BY INVESTING ACTIVITIES	75,838	(26,243)	(1,503,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	26,000	80,000	4,372,395
Net proceeds from common stock subscriptions	-	-	633,000
Net advances (to) from related parties	59,996	(55,637)	652,377
Advances receivable	-	-	420,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	85,.996	24,363	6,077,772

NET INCREASE (DECREASE) IN CASH	(14,434)	(254,768)	11,248

CASH, BEGINNING OF PERIOD	25,682	355,009	-
			-
CASH, END OF PERIOD	$ 11,248	$ 100,241	$ 11,248

Supplemental cash flow information (See Note 8)

The accompanying notes are an integral part of these financial statements

SHOTGUN  ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

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

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $22,356,118 since inception, and further significant losses are expected to be incurred in the exploration and development of its resource properties.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its resource properties.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

SHOTGUN  ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

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

Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

SHOTGUN  ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

NOTE 2 – BASIS OF PRESENTATION (con’t.)

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

At June 30, 2008, the only asset measured at fair value on a recurring basis is the investment in marketable securities – related parties totalling $1,200,184, which was estimated using Level 1 inputs, or quoted prices in active markets, as described above.

SHOTGUN  ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

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

During the six month period ended June 30, 2008, the Company sold 10,000 shares resulting in a realized loss of $800 (net of commissions of $80) and recorded an additional unrealized loss of $3,946 to June 30, 2008. As a result, the carrying value of the available for sale shares of Golden Spirit is $14,792 as at June 30, 2008 ($20,638 – December 31, 2007).

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

During the six month period ended June 30, 2008, the Company sold 90,000 shares resulting in a realized gain of $22,938 (net of commissions of $1,425) and recorded an additional unrealized gain of $621,452 to June 30, 2008. As a result, the carrying value of the available for sale shares of Legacy Mining is $1,185,392 as at June 30, 2008 ($614,940 – December 31, 2007).

Available for sale securities – related parties include the following:

	June 30,	December 31,
	2008	2007
1,139,880 (2007-1,229,880) shares of Legacy Mining Ltd.	$ 1,185,392	$ 614,940
98,611 (2007- 111,111) shares of Golden Spirit Enterprises Ltd.	14,792	20,638
	$ 1,200,184	$ 635,578

SHOTGUN  ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

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

SHOTGUN  ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

NOTE 4 – OIL AND GAS PROPERTIES (con’t)

The Company shall pay One Hundred Percent (100%) of all costs of drilling the first two wells drilled on the acreage along with 100% of all costs of logging or testing the wells.  If either of the first two test wells is deemed a dry hole, the Company shall pay One Hundred Percent (100%) of all costs of plugging and abandoning such well(s) and restoration of the surface upon which the well(s) reached its authorized depth and completion of all tests deemed necessary by the Operator.  If the Company elects to complete either or both of the first two wells drilled on the acreage, the Company shall pay One Hundred Percent (100%) of all completion costs through the tanks along with any costs associated to hook up the well(s) to pipeline for the well(s) to be capable of producing into a commercial pipeline for sale.  After the first two wells drilled, if productive, are hooked-up to a pipeline and capable of producing oil and gas in commercial quantities, the Company shall pay 85% of all costs of operating the first two wells and Pioneer shall pay 15% of the operation costs of such wells as reflected in their working interest ownership in such wells.  The Company is required to drill a well on the acreage before November 1, 2010, or the acreage acquired will revert back to Pioneer.  During the year ended December 31, 2007 the Company incurred $508,435 (2006 -$50,525) on initial exploration of the property. No costs were incurred during the six months ended June 30, 2008. (2007 - $42,493)

NOTE 5 – DEFERRED COMPENSATION

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

The Company has been amortizing the costs of these services over the respective terms of the contracts.  At June 30, 2008, the unamortized portion of the deferred compensation totalled $33,000 (December 31, 2007 - $49,000).

NOTE 6 - STOCKHOLDERS’ EQUITY

On September 4, 2007, the Registrant held a Special Meeting whereby the Board of Directors, by unanimous consent, adopted, effective September 25, 2007, the following amendments to its Articles of Incorporation:

Name Change.   The Registrant announces that majority of the shareholders entitled to vote on such matters approved a change of name from "Avalon Energy Corporation" to “Shotgun Energy Corporation”  In addition, approval was obtained to restructure the issued capital through a reverse split of the outstanding issued shares, the ratio of split to be one-for-three (1:3).  On September 11, 2007, a Certificate of Amendment to its Articles of Incorporation was filed with the State of Nevada changing the name to Shotgun Energy Corporation and declaring a one-for-three (1:3) reverse stock split.

SHOTGUN  ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY

Change of Symbol and CUSIP Number.  Commensurate with the name change, Registrant also took the necessary steps to change its symbol and CUSIP Number. Therefore, the CUSIP Number has changed from 05343W 10 4 to 825358 10 4. Effective at the opening of business on September 25, 2007, the symbol  changed from “AVLN” to “SGNE”.

(1)   2008 Stock Transactions

During the six months ended June 30, 2008:

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

(3)   2008 Stock Options

During the six months ended March 31, 2008, the Company granted a total of 20,000, 5 year common stock options at an exercise price of $0.13 per share.  The Company recognized stock-based compensation of $10,000 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

SHOTGUN  ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY (con’t)

(a)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	-
Granted during 2007	601,667	0.21	5 years
Exercised during 2007	(601,667)	-
Balance, December 31, 2007	-
Granted during 2008	200,000	0.13	5 years
Exercised during 2008	(200,000)
Balance, June 30, 2008	-

(b)

As of June 30, 2008, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(c)

As of June 30, 2008, there were 1,758,333 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

(4)

2007 Stock Options

(d)

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

SHOTGUN  ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY (con’t)

(e)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2005	-
Granted during 2006	6,800,000	0.10	5 years
Exercised during 2006	(6,800,000)	-
Granted during 2007	200,000	0.10	5 years
Exercised during 2007	(200,000)	-
Balance, December 31, 2006 and June 30, 2007.	-	$ -	-

(f)

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

(g)

As of June 30, 2007, there were 3,575,000 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2008, the Company incurred $6,500 (2007 -$12,135) in management fees to directors. Of this amount, $5,500 represents the value of 50,000 restricted shares issued to a Director. As at June 30, 2008 the Company owes $9,000 in management fees.

During the six months ended June 30, 2008, the Company incurred $13,688 (2007 - $10,666) in rent and office expenses to a private company controlled by a shareholder.

During the six months ended June 30, 2008, the Company incurred $9,724, (2007 - $47,999) in consulting fees, the majority of it which is to a shareholder who is part of management and $13,888 (2007 - $4,727) in professional fees to employees.

SHOTGUN  ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS (con’t)

During the six months ended June 30, 2008, two companies controlled by significant shareholders earned $16,000 (2007 - $22,506) and a company controlled by a shareholder earned $Nil (2007 - $2,292) from the Company, pursuant to prepaid services agreements.

At June 30, 2008, an amount of $29,855 (December 31, 2007 - $149,605) was receivable from Golden Spirit.  These amounts are non-interest bearing and have no specific terms of repayment.

At June 30, 2008, an amount of $90,300 (December 31,2007 - $35,534) was receivable from Legacy Wine & Spirits International Ltd.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

At June 30, 2008, the following amounts are due to related parties:

	June 30, 2008	December 31, 2007

Director	$9,000	$9,000
Significant shareholders	(6,693)	(1,705)
	$2,307	$7,295

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended March 31, 2008	Year ended December 31, 2007
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

SHOTGUN  ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”).  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of June 30, 2008, the Company is still in the process of having the certificates released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently in negotiations to resolve this matter. CGG Veritas has not proceeded with litigation as of June 30, 2008.

As of August 1, 2002, Shotgun Energy Corporation. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,050 per month for a period of 3 years and has been renewed for an additional 3 years at $2,050 per month. The current tenancy agreement expires August 1, 2008 2008 and was renewed for 3 additional years at $2,050 per month.

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

The Company has received $1,747 in oil royalties for the six month period ended June 30, 2008

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

During the six month period ended June 30, 2008, the Company sold 10,000 shares resulting in a realized loss of $800 (net of commissions of $80) and recorded an additional unrealized loss of $3,946 to June 30, 2008. As a result, the carrying value of the available for sale shares of Golden Spirit is $14,792 as at June 30, 2008 ($20,638 – December 31, 2007).

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

During the six month period ended June 30, 2008, the Company sold 90,000 shares resulting in a realized gain of $22,938 (net of commissions of $1,425) and recorded an additional unrealized gain of $621,452 to June 30, 2008. As a result, the carrying value of the available for sale shares of Legacy Mining is $1,185,392 as at June 30, 2008 ($614,940 – December 31, 2007).

Available for sale securities – related parties include the following:

	June 30,	December 31,
	2008	2007
1,139,880 (2007-1,229,880) shares of Legacy Mining Ltd.	$ 1,185,392	$ 614,940
98,611 (2007- 111,111) shares of Golden Spirit Enterprises Ltd.	14,792	20,638
	$ 1,200,184	$ 635,578

Liquidity and Capital Resources.

For the six month period ended June 30, 2008, we had total assets of $2,909,439 including cash of $11,248 taxes recoverable of $2,965, accounts receivable of $166 and a short term receivable from Legacy Wine & Spirits International Ltd. at a value of $90,300.  We have $1,574,721 invested in oil and gas properties, which is represented by $1,574,719 for 13,189 acres of gas leases located in Utah, $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California.  We have available for sale securities with a fair value of $1,200,184 as at June 30, 2008 and a long-term receivable from Golden Spirit Enterprises Ltd. at a value of $29,855. As of December 31, 2007, we had total assets of $2,430,015. The increase in assets is primarily due to an increase in the carrying value of available for sale securities.

At June 30, 2008, we had current liabilities of $479,839, which was represented by accounts payable and accrued liabilities of $477,533 and $2,307 due to related parties. As of December 31, 2007 we had current liabilities of $507,138. The slight decrease in liabilities was a result of paying certain current liabilities.  At June 30, 2008, we had a working capital deficiency of $375,161. (December 31, 2007 - $437,027).

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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended June 30, 2008 was $106,910 (2007 - $229,568). This decrease in loss was due to a decrease in management and consulting fees.

From inception to June 30, 2008 our Company has incurred cumulative net losses of $22,356,118 resulting primarily from the write-down of $1,406,000 in its interests in oil and gas properties, write-down of $2,250,937 in its interest in ACGT Corporation, write-down of its investment in Legacy Wine & Spirits International Ltd. and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $4,787,985, office and general expenses of $2,539,723; professional fees of $1,056,940; interest expense of $98,282 and software development costs of $737,300. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Enterprises Ltd. (See Item 2, Utah property), $101,564 in interest and royalty income and a gain on the sale of securities – related parties of $22,938.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2008, we had cash in the amount of $11,248. We have not generated any revenues since inception and have incurred a net loss of $22,356,118 from our inception on January 1, 1996 to June 30, 2008. Our current operating funds are insufficient to cover an environmental study and permitting and preparation costs to initiate drilling of a gas well. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated exploration expenditures.

Item 4T Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently in negotiations to resolve this matter .CGG Veritas has not proceeded with litigation as of June 30, 2008.

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(1)   2008 Stock Transactions

During the six months ended June 30, 2008:

(a)  The Company issued a total of 200,000 common shares pursuant to the Company’s 2007 Stock Incentive and Option Plan at $0.13 per share for total proceeds of $26,000.

(b)

On February 27, 2008 the Company issued 50,000 restricted common shares valued at $5,500 to a director for his current services.

(2)   2007 Stock Transactions

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

(3)   2008 Stock Options

During the three months ended June 30, 2008, the Company granted a total of 200,000, 5 year common stock options at an exercise price of $0.13 per share.  The Company recognized stock-based compensation of $10,000 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(a)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	-
Granted during 2007	601,667	0.21	5 years
Exercised during 2007	(601,667)	-
Balance, December 31, 2007	-
Granted during 2008	200,000	0.13	5 years
Exercised during 2008	(200,000)
Balance, June 30, 2008	-

(b)

As of June 30, 2008, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(c)

As of June 30, 2008, there were 1,758,333 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

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

(b)

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

(c)

As of June 30, 2007, there were 3,575,000 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5.  Other Information

On August 7, 2008, Janice Chow, a businesswoman based in Hong Kong joined the Board of Directors of the Company.  Long time director and former President, Robert Klein has resigned as a director of the Company to pursue other business interests.

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

SHOTGUN ENERGY CORPORATION

Date: August 14,2008	By: /s/ M. Scheive
Marc Scheive
President and C.E.O

Date: August 14,2008	By: /s/ J. Chow
Janice Chow
Secretary. Treasurer and C.F.O.