Form 10-Q
period 2008-09-30
SHOTGUN ENERGY CORP
filed 2008-11-14
CIK 746631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0-13597

Shotgun Energy Corporation

 (Exact name of small business issuer as specified in it’s charter)

Nevada

(State or other jurisdiction of incorporation or organization)

    88-0195105
(I.R.S. Employer Identification No.)

719 30th Ave., Pointe-Calumet

Quebec, Canada, J0N 1G1

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On September 30, 2008 there were 17,867,133 shares outstanding of the issuer’s common stock.

TABLE OF CONTENTS                                                                                                 PAGE

Item 1. Financial Statements.	2

Balance Sheet as of September 30, 2008 (Unaudited) and December 31, 2007	3

Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2008 and 2007, and the Period from January 1, 1996 through September 30, 2008	4

Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2008 and 2007, and the Period from January 1, 1996 through September 30, 2008	5

Notes To Condensed Financial Statements (Unaudited).	6

Item 2. Management's Discussion and Analysis or Plan of Operation.	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T Controls and Procedures	23

Part II. OTHER INFORMATION	23

Item 1. Legal Proceedings	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits	27

SIGNATURES	27

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

SHOTGUN ENERGY CORPORATION

(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER  30, 2008

(Unaudited)

SHOTGUN ENERGY CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

	September 30, 2008 (unaudited)	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$ 13,528	$ 25,682
Taxes recoverable	424	7,575
Accounts receivable	157	1,320
Due from Legacy Wine & Spirits International Ltd.	79,224	35,534

TOTAL CURRENT ASSETS	93,333	70,111

AVAILABLE FOR SALE SECURITIES – related parties	680,419	635,578
DUE FROM GOLDEN SPIRIT ENTERPRISES LTD.	32,032	149,605
OIL AND GAS PROPERTIES, (full cost method of accounting, unproven)	1,574,721	1,574,721

TOTAL ASSETS	$ 2,380,505	$ 2,430,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 472,333	$ 499,843
Due to related parties	49,686	7,295

TOTAL CURRENT LIABILITIES	522,019	507,138

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Convertible Preferred: - Class A voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
Common stock, $.001 par value, 200,000,000 shares authorized
17,867,133 (December 31, 2007 – 17,372,833) shares issued and outstanding	17,866	17,372
Additional paid-in capital	23,707,552	23,636,287
Deferred Compensation	(25,000)	(49,000)
Deficit accumulated during the exploration stage	(17,985,092)	(17,727,202)
Deficit accumulated prior to the exploration stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive income	603,793	506,053
TOTAL STOCKHOLDERS’ EQUITY	1,858,486	1,922,877

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,380,505	$ 2,430,015

The accompanying notes are an integral part of these financial statements

SHOTGUN ENERGY CORPORATION

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30, 2008	Three Months ended September 30, 2007	Nine Months ended September 30, 2008	Nine Months ended September 30, 2007	Cumulative from January 1, 1996 to September 30, 2008

EXPENSES
Litigation settlement	$ -	$ -	$ -	$ -	$ 2,291,070
Management and consulting fees	45,394	49,398	173,597	301,159	4,833,379
Consulting fees – stock based compensation	6,579	6,750	16,579	10,750	1,919,869
Exploration costs	-	-	-	-	113,678
Loss on settlement of debt	-	-	-	-	718,784
General and administrative	35,235	32,461	77,181	93,498	2,574,958
Professional fees	3,470	14,263	22,326	34,253	1,060,410
Interest expense	-	-	-	-	98,282
Software development costs	-	-	-	-	737,300

LOSS BEFORE THE FOLLOWING	90,678	102,872	289,683	439,660	14,347,730

Interest, Royalty and Other Income	(1,071)	(3,741)	(8,855)	(34,235)	(79,925)
Gain on sale of securities – related party	-	-	(22,938)	-	(22,938)
Property option income	-	-	-	-	(130,000)
Write-down of investment in Legacy Wine & Spirits	-	-	-	-	128,288
Write-down of interest in ACGT Corporation	-	-	-	-	1,406,000
Write-down of interest in oil and gas properties	-	-	-	-	2,250,937
Loss on Iceberg Drive Inn Investment	-	-	-	-	85,000

NET LOSS FOR THE PERIOD	$ (89,607)	$ (99,131)	$ (257,890)	$ (405,425)	$(17,985,092)

BASIC NET LOSS PER SHARE	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,795,880	17,324,725	17,583452	18,203,387

The accompanying notes are an integral part of these interim financial statements

    SHOTGUN ENERGY CORPORATION

          (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Cumulative from January 1, 1996 to September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (257,890)	$ (405,425)	$ (17,985,092)
Adjustments to reconcile net loss to net cash used in operating activities:
- fees and services paid for with common shares	31,250	64,697	3,399,053
- other stock-based compensation	16,579	10,750	1,919,468
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	-	1,406,000
- write-down of investment in Legacy Wine & Spirits International Ltd.	-	-	128,288
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (Gain)/loss on sale of securities held for resale – related parties	(22,938)	(275)	(23,213)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	-	(29,484)	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	(19,196)	121,950	306,286
CASH FLOWS USED/PROVIDED BY IN OPERATING ACTIVITIES	(252,195)	(237,787)	(4,639,371)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes receivable	-	41,726	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	75,837	750	76,587
Interest in oil and gas properties, net of finders fees	-	(179,846)	(1,522,804)
CASH FLOWS USED/PROVIDED BY IN INVESTING ACTIVITIES	75,837	(137,370)	(1,503,081)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	47,930	100,750	4,394,325
Net proceeds from common stock subscriptions	-	-	633,000
Net advances (to) from related parties	116,274	(56,787)	708,655
Advances receivable	-	-	420,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	164,204	43,963	6,155,980

NET INCREASE (DECREASE) IN CASH	(12,154)	(331,194)	13,528

CASH, BEGINNING OF PERIOD	25,682	355,009	-
			-
CASH, END OF PERIOD	$ 13,528	$ 23,815	$ 13,528

Supplemental cash flow information (See Note 8)

The accompanying notes are an integral part of these financial statements

SHOTGUN  ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

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

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $22,445,725 since inception, and further significant losses are expected to be incurred in the exploration and development of its resource properties.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its resource properties.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

September 30, 2008

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

Operating results for the nine month period ended  September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

SHOTGUN  ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

_____________________________________________________________________________________

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

There were no interest or general and administrative expenses accrued or recognized related to income taxes for the three months ended September 30, 2008.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three months ended March 31, 2008 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) and SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and160 require most identifiable assets, liabilities, non controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non controlling interest holders. The provisions of SFAS141R and 160 are effective for our fiscal year beginning January 1, 2009. SFAS 141R will be applied to business combinations occurring after the effective date and SFAS 160 will be applied prospectively to all non controlling interests, including any that arose before the effective date. We are currently assessing what impact the adoption of SFAS 141R and 160 will have on our financial position and results of operations.

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

At September 30, 2008, the only asset measured at fair value on a recurring basis is the investment in marketable securities – related parties totalling $680,419 which was estimated using Level 1 inputs, or quoted prices in active markets, as described above.

SHOTGUN  ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

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

During the nine month period ended September 30, 2008, the Company sold 10,000 shares resulting in a realized loss of $800 and recorded an additional unrealized loss of $9,849 to September 30, 2008. As a result, the carrying value of the available for sale shares of Golden Spirit is $7,889 as at September 30, 2008 ($20,638 – December 31, 2007).

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

During the nine month period ended September 30, 2008, the Company sold 90,000 shares resulting in a realized gain of $23,738 and recorded an additional unrealized gain of $108,589 to September 30, 2008. As a result, the carrying value of the available for sale shares of Legacy Mining is $672,529 as at September 30, 2008 ($614,940 – December 31, 2007).

Available for sale securities – related parties include the following:

	September30,	December 31,
	2008	2007
1,139,880 (2007-1,229,880) shares of Legacy Mining Ltd.	$ 672,530	$ 614,940
98,611 (2007- 111,111) shares of Golden Spirit Enterprises Ltd.	7,889	20,638
	$ 680,419	$ 635,578

SHOTGUN  ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

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

SHOTGUN  ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE 4 – OIL AND GAS PROPERTIES (con’t)

The Company shall pay One Hundred Percent (100%) of all costs of drilling the first two wells drilled on the acreage along with 100% of all costs of logging or testing the wells.  If either of the first two test wells is deemed a dry hole, the Company shall pay One Hundred Percent (100%) of all costs of plugging and abandoning such well(s) and restoration of the surface upon which the well(s) reached its authorized depth and completion of all tests deemed necessary by the Operator.  If the Company elects to complete either or both of the first two wells drilled on the acreage, the Company shall pay One Hundred Percent (100%) of all completion costs through the tanks along with any costs associated to hook up the well(s) to pipeline for the well(s) to be capable of producing into a commercial pipeline for sale.  After the first two wells drilled, if productive, are hooked-up to a pipeline and capable of producing oil and gas in commercial quantities, the Company shall pay 85% of all costs of operating the first two wells and Pioneer shall pay 15% of the operation costs of such wells as reflected in their working interest ownership in such wells.  The Company is required to drill a well on the acreage before November 1, 2010, or the acreage acquired will revert back to Pioneer.  During the year ended December 31, 2007 the Company incurred $508,435 (2006 -$50,525) on initial exploration of the property. No costs were incurred during the nine months ended September 30, 2008. (2007 - $230,371)

NOTE 5 – DEFERRED COMPENSATION

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

The Company has been amortizing the costs of these services over the respective terms of the contracts.  At September 30, 2008, the unamortized portion of the deferred compensation totalled $25,000 (December 31, 2007 - $49,000).

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

September 30, 2008

(unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY

Change of Symbol and CUSIP Number.  Commensurate with the name change, Registrant also took the necessary steps to change its symbol and CUSIP Number. Therefore, the CUSIP Number has changed from 05343W 10 4 to 825358 10 4. Effective at the opening of business on September 25, 2007, the symbol changed from “AVLN” to “SGNE”.

(1)   2008 Stock Transactions

During the nine months ended September 30, 2008:

(a) On January 4, 2008 , the Company issued a total of 200,000 common shares pursuant to the Company’s 2007 Stock Incentive and Option Plan at $0.13 per share for total proceeds of $26,000.

(b)  On February 27, 2008 the Company issued 50,000 restricted common shares valued at $5,500 to a director for his current services.

(c) On July 21, 2008 , the Company issued a total of 219,300 common shares pursuant to the Company’s 2007 Stock Incentive and Option Plan at $0.10 per share for total proceeds of $21,930.

(d) On September 16, 2008 the Company issued 25,000 restricted common shares valued at $1,750 to a director for his current services.

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

(d) The Company issued a total of 66,667 common shares pursuant to the Company’s 2006 StockIncentive and Option Plan at $0.30 per share for total proceeds not yet received of $20,000

(e) The Company issued 133,333 restricted common shares valued at $32,000 pursuant to a Investor Relations Agreement with related party dated August 15, 2007, for ongoing consulting services provided to the Company.

SHOTGUN  ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY (con’t)

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

(3)

2008 Stock Options

During the nine months ended September 30, 2008, the Company granted a total of 419,300, 5 year common stock options exercise prices between $0.10 and $0.13 per share.  The Company recognized stock-based compensation of $16,579 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(a)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	-
Granted during 2007	601,667	0.21	5 years
Exercised during 2007	(601,667)	-
Balance, December 31, 2007	-
Granted during 2008	419,300	0.13	5 years
Exercised during 2008	(419,300)
Balance, September 30, 2008	-

(b)

As of September 30, 2008, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(c)

As of September 30, 2008, there were 1,539,033 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

SHOTGUN  ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY (con’t)

(4)

2007 Stock Options

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

(c)   As of September 30, 2007, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

SHOTGUN  ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY (con’t)

(d)   On September 14, 2007, the Company filed a Registration Statement on Form S-8 to cover up to 2,000,000 shares of common stock to be issued pursuant to the Company’s 2007 Stock Incentive and Option Plan (the “Plan”).  These shares are to be issued when required from authorized and unissued common stock of the Company. The purpose of the plan is to provide the opportunity for eligible employees, consultants and members of the Board of Directors to increase their proprietary interest in the Company and as an incentive for them to remain in the service of the Company. The option price is set at the fair market value of the common stock at the date of issue. The term of the options, once granted, is not to exceed five years.

(e)    As of September 30, 2007, there were 1,958,333 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2008, the Company incurred $9,731 (2007 -$17,885) in management fees to directors. Of this amount, $7,250 represents the value of 75,000 restricted shares issued to two Directors. As at September 30, 2008 the Company owes $9,000 in management fees.

During the nine months ended September 30, 2008, the Company incurred $20,534 (2007 - $19,131) in rent and office expenses to a private company controlled by a shareholder.

During the nine months ended September 30, 2008, the Company incurred $47,724, (2007 - $52,399) in consulting fees, the majority of it which is to a shareholder who is part of management and $16,859 (2007 - $10,509) in professional fees to employees.

During the nine months ended September 30, 2008, two companies controlled by significant shareholders earned $24,000 (2007 - $30,166) and a company controlled by a shareholder earned $Nil (2007 - $2,292) from the Company, pursuant to prepaid services agreements.

At September 30, 2008, an amount of $32,032 (December 31, 2007 - $149,605) was receivable from Golden Spirit.  These amounts are non-interest bearing and have no specific terms of repayment.

At September 30, 2008, an amount of $79,224 (December 31, 2007 - $35,534) was receivable from Legacy Wine & Spirits International Ltd.  These amounts are unsecured, non-interest bearing and are due and payable on or before December 31, 2008.

At September 30, 2008, the following amounts are due to related parties:

	June 30, 2008	December 31, 2007

Director	$9,000	$9,000
Significant shareholders	40,686	(1,705)
	$49,686	$7,295

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

SHOTGUN  ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended September 30, 2008	Year ended December 31, 2007
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

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

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of September 30, 2008.

As of August 1, 2002, Shotgun Energy Corporation. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,050 per month for a period of 3 years and has been renewed for an additional 3 years at $2,050 per month. The current tenancy agreement expires August 1, 2008 and was renewed for 3 additional years at $2,200 per month.

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

The Company has received $2,804 in oil royalties for the nine month period ended September 30, 2008

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

Currently, Derek has moved two 50 MM Btu/hr generators and ancillary equipment to the LAK Ranch site. The generators have been placed on a permanent pad and all materials to house the two generators have been delivered. Management expects to refurbish, reassemble, install the generators in a building and have at least one generator on-line by January 2009. These generators will give the Company's current steam generating capacity a six-fold increase. Dereks’ Chief Operating Officer and steam recovery expert, has previously identified the lack of steam capacity as the main factor for the lack of production response from the Company's pilot wells drilled in 2007.

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

During the nine month period ended September 30, 2008, the Company sold 10,000 shares resulting in a realized loss of $800 and recorded an additional unrealized loss of $9,849 to September 30, 2008. As a result, the carrying value of the available for sale shares of Golden Spirit is $7,889 as at September 30, 2008 ($20,638 – December 31, 2007).

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

During the nine month period ended September 30, 2008, the Company sold 90,000 shares resulting in a realized gain of $23,738 and recorded an additional unrealized gain of $108,589 to September 30, 2008. As a result, the carrying value of the available for sale shares of Legacy Mining is $672,529 as at September 30, 2008 ($614,940 – December 31, 2007).

Available for sale securities – related parties include the following:

	September30,	December 31,
	2008	2007
1,139,880 (2007-1,229,880) shares of Legacy Mining Ltd.	$ 672,530	$ 614,940
98,611 (2007- 111,111) shares of Golden Spirit Enterprises Ltd.	7,889	20,638
	$ 680,419	$ 635,578

Liquidity and Capital Resources.

For the nine month period ended September 30, 2008, we had total assets of $2,380,505 including cash of $13,528 taxes recoverable of $424, accounts receivable of $157 and a short term receivable from Legacy Wine & Spirits International Ltd. at a value of $79,224.  We have $1,574,721 invested in oil and gas properties, which is represented by $1,574,719 for 13,189 acres of gas leases located in Utah, $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California.  We have available for sale securities with a fair value of $680,419 as at September 30, 2008 and a long-term receivable from Golden Spirit Enterprises Ltd. at a value of $32,032. As of December 31, 2007, we had total assets of $2,430,015. The decrease in assets is primarily due to an decrease in the value of related companies receivables and cash.

At September 30, 2008, we had current liabilities of  522,019, which was represented by accounts payable and accrued liabilities of $472,333 and $49,686 due to related parties. As of December 31, 2007 we had current liabilities of $507,138. The slight increase in liabilities was a result of an increase in related party payables.  At September 30, 2008, we had a working capital deficiency of $428,686. (December 31, 2007 - $437,027).

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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended September 30, 2008 was $89,607 (2007 - $99,131). This decrease in loss was due to a decrease in professional fees.

From inception to September 30, 2008 our Company has incurred cumulative net losses of $22,445,725 resulting primarily from the write-down of $1,406,000 in its interests in oil and gas properties, write-down of $2,250,937 in its interest in ACGT Corporation, write-down of its investment in Legacy Wine & Spirits International Ltd. and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $4,833,379, office and general expenses of $2,574,958; professional fees of $1,060,410; interest expense of $98,282 and software development costs of $737,300. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Enterprises Ltd. (See Item 2, Utah property) $79,925 in interest and royalty income and a gain on the sale of securities – related parties of $22,938.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2008, we had cash in the amount of $13,528. We have not generated any revenues since inception and have incurred a net loss of $22,445,725 from our inception on January 1, 1996 to September 30, 2008. Our current operating funds are insufficient to cover an environmental study and permitting and preparation costs to initiate drilling of a gas well. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated exploration expenditures.

Item 4T Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

1. On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As of September 30, 2008, the Company is still in the legal process of having the certificate released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently in examining various alternatives to resolve this matter .CGG Veritas has not proceeded with litigation as of September 30, 2008.

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(1)   2008 Stock Transactions

During the nine months ended September 30, 2008:

(a) On January 4, 2008 , the Company issued a total of 200,000 common shares pursuant to the Company’s 2007 Stock Incentive and Option Plan at $0.13 per share for total proceeds of $26,000.

(b)  On February 27, 2008 the Company issued 50,000 restricted common shares valued at $5,500 to a director for his current services.

(c) On July 21, 2008 , the Company issued a total of 219,300 common shares pursuant to the Company’s 2007 Stock Incentive and Option Plan at $0.10 per share for total proceeds of $21,930.

(d) On September 16, 2008 the Company issued 25,000 restricted common shares valued at $1,750 to a director for his current services.

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

(3)

2008 Stock Options

During the nine months ended September 30, 2008, the Company granted a total of 419,300, 5 year common stock options exercise prices between $0.10 and $0.13 per share.  The Company recognized stock-based compensation of $16,579 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(a)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	-
Granted during 2007	601,667	0.21	5 years
Exercised during 2007	(601,667)	-
Balance, December 31, 2007	-
Granted during 2008	419,300	0.13	5 years
Exercised during 2008	(419,300)
Balance, September 30, 2008	-

(b)

As of September30, 2008, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(c)

As of September 30, 2008, there were 1,539,033 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

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

(c)   As of September 30, 2007, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

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

SHOTGUN ENERGY CORPORATION

Date: November 14,2008	By: /s/ M. Scheive
Marc Scheive
President and C.E.O

Date: November14,2008	By: /s/ J. Chow
Janice Chow
Secretary. Treasurer and C.F.O.