Form 10-K
period 2008-12-31
SHOTGUN ENERGY CORP
filed 2009-04-15
CIK 746631

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0-14278

ORGANA GARDENS INTERNATIONAL INC.

(FORMERLY KNOWN AS SHOTGUN ENERGY CORPORATION)

NEVADA	88-01955105
(STATE OF INCORPORATION)	(I.R.S. ID)

719 30TH AVENUE, POINTE CALUMET, QUEBEC, CANADA J0N 1G1

(514) 688-3289

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK    OTC:BB

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

 Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

On December 31, 2008 there were 17,867,133 shares outstanding of the issuer’s common stock.

 Organa Gardens International Inc.
FORM 10-K

For The Fiscal Year Ended December 31, 2008

INDEX

PART I

3

ITEM 1.    BUSINESS

3

ITEM 1A.  RISK FACTORS

7

ITEM 1B.  UNRESOLVED STAFF COMMENTS

7

ITEM 2.    PROPERTIES

8

ITEM 3.    LEGAL PROCEEDINGS

8

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

PART II

9

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF

                     EQUITY SECURITIES

9

ITEM 6.    SELECTED FINANCIAL DATA

10

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

10

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

11

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

12

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING AND FINANCIAL DISCLOSURE

28

ITEM 9A.  CONTROLS AND PROCEDURES EVALUATION OF  DISCLOSURE CONTROLS AND PROCEDURES

28

ITEM 9B.  OTHER INFORMATION

30

PART III

30

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

30

ITEM 11.    EXECUTIVE COMPENSATION

31

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

                        MATTERS

31

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND  DIRECTOR INDEPENDENCE

32

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

33

PART IV

33

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

33

SIGNATURES

34

Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS GENERAL

The following should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Our Company, Organa Gardens International Inc., was formed under the laws of the State of Nevada on November 29, 1983 under the name Venture Group, Inc. On February 11, 1986, an amendment to the Articles of Incorporation was filed changing the corporate name to Asdar Corporation. On December 10, 1987, another amendment to the Articles of Incorporation was filed changing the corporate name to Asdar Group.  On February 18, 2001, Asdar Group filed a Certificate of Reinstatement with the Secretary of State of Nevada. On April 30, 2002, another amendment to the Articles of Incorporation was filed changing the corporate name to Precise Life Sciences Ltd. Additional amendments to the Articles of Incorporation were filed changing the corporate name as follows:

February 18, 2003 - Iceberg Brands Corporation

August 28, 2003 - Avalon Gold Corporation

March 22, 2005 - Avalon Energy Corporation

September 25, 2007 – Shotgun Energy Corporation

April 7, 2009 – Organa Gardens International Inc.

Our Company holds (1) an undivided Eighty-Five Percent (85%) working interest and an undivided Sixty-Eight (68%) net revenue interest in 13,189 acres located in Wasatch County, Utah, known as the "Uinta Basin" and (2) a 0.7% gross overriding royalty interest on 6,360 acres of oil and natural gas rights located in the Powder River Basin of eastern Wyoming.

Our Company is undertaking a new venture as of March, 2009. Organa Gardens International Inc.has a vertical hydroponics farming system built to make the most efficient use of light, energy, water, land, temperature and production cycle while growing the highest quality and healthiest plants in an optimum, consistent environment unaffected by weather. The Organa Garden Systems (OGS) provide a means for food production and consumption change to global environmental and ecological sustainability through vertical hydroponics rotary farming.

There are two OGS models; the Discovery (OGS-D) and the Enterprise (OGS-E)

Both the OGS-D and OGS-E are rotary hydroponics vertical farming systems designed with serviceability, ease-of-use and maximum harvest in mind. Both models are modular, allowing them to be expanded by stacking them. Its specially designed waterwheel technology allows the fully automated system to recycle and reuse 95% of the water used while requiring a negligible amount of energy to run.

The Discovery is a strong, low cost ABS plastic model for the home gardener and the Enterprise is a powder-coated steel version for the commercial grower. Both models are modular and can be expanded by stacking them. "The more you stack the more you grow"

Both the OGS-D and OGS-E are rotary hydroponics vertical farming systems designed with serviceability, ease-of-use and maximum harvest in mind. Both models are modular, allowing them to be expanded by stacking them. Its specially designed waterwheel technology allows the fully automated system to recycle and reuse 95% of the water used while requiring a negligible amount of energy to run.

Benefits of the Organa Garden Systems:

- Fresh, nutritious and abundant produce all year-round
- Localized year-round farming possible, eliminating costly transportation, spoilage and pollution.
- Reduces the use of pesticides and preservatives.

- Urban renewal and sustainable community building.
- Energy and water conservation.

- More frequent harvest.
- Fully automated and easy to operate.

- Business opportunity for the entrepreneurial businessman or established farmer

In addition, please refer to the Subsequent Events section below for important corporate developments that have occurred subsequent to December 31, 2008.

3

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

The Company has received $3,361 in oil royalties for the year ended December 31, 2008 (2007 - $Nil).

Derek Oil and Gas Corporation has the following plans for the Property over the next twelve months:

* Increase overall production as reservoir heats up from the 12 well program.

* Purchase, permit and install another steam generator to provide more steam into the reservoir.

* Conduct another drilling program in 2008 to increase production, earnings, and cash flow per share, thereby increasing shareholder value

Derek Oil & Gas Corporation currently has secured from a U.S.A. governmental agency the use of twelve beam pumping units that will aid the advancement towards the goal of achieving commercial petroleum production at the Wyoming based LAK Ranch Project.

Six of these beam pumping units will be deployed on the Company's existing pilot vertical steam drive production wells. Management believes that this equipment change will improve productivity, lifting efficiencies, steam drive response and enable higher bottom-hole temperatures. The remaining six beam pumping units will be utilized later in 2009. Previous artificial lift in our pilot project consisted of progressive cavity pumping units that could not withstand the reservoir temperatures reached during a thermal recovery project.

4

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

The Company is required to drill a well on the acreage before November 1, 2010, or the acreage acquired will revert back to Pioneer.  During the year ended December 31, 2008 the Company incurred $Nil (2007 -$508,435) on  exploration of the property. The Company was seeking joint venture drilling partners during 2008 in order to meet its 2010 drilling commitment. The Company was unable to secure a joint venture drilling partner or raise any capital to satisfy an approximate $12,000,000 drilling cost for a 15,000 ft. initial well. Due to this inability to find funding, the Uinta property is being carried at a nominal value of $1 due to the uncertainty of realization. The Company will continue to seek joint venture drilling partners and funding until the 2010 drilling deadline expires.

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

Effective December 31, 2004 the Company recorded, as other comprehensive loss for the year, a $10,000 unrealized loss in the carrying value of its shares of Golden Spirit.  During the years ended December 31, 2005 and 2006 the Company recorded additional unrealized losses in the carrying value of its shares of Golden Spirit totalling $90,000 and $8,889 respectively, which were recorded as other comprehensive loss for those years.  During the year ended December 31, 2007, the Company sold 2,500 shares resulting in a realized gain of $165 and recorded an additional unrealized loss of $473 in 2007. As a result, the carrying value of the available for sale shares of Golden Spirit is $20,638 as at December 31, 2007 ($21,111 – 2006). During the year ended December 31, 2008, the Company sold 10,000 shares resulting in a realized loss of $800 and recorded an additional unrealized loss of $15,026 to December 31, 2008. As a result, the carrying value of the available for sale shares of Golden Spirit is $2,712 as at December 31, 2008 ($20,638 – December 31, 2007).

Legacy

During 2003 the Company settled an outstanding debt receivable of $122,988 from Legacy Wine & Spirits International Ltd. (“Legacy”) for the issue of 1,229,880 restricted shares of Legacy representing a then 9.8% interest in Legacy. During 2004, the Company wrote this investment down to $1 because management determined that it was not recoverable within a reasonable period of time.

Effective December 31, 2007 the Company recorded, as other comprehensive income for the year, a $604,440 unrealized gain in the carrying value of its shares of Legacy. As a result, the carrying value of the available for sale shares of Legacy  is $614,940 as at December 31, 2007 ($1 – 2006).

During the year ended December 31, 2008, the Company sold 150,000 shares resulting in a realized gain of $26,100 and recorded an additional unrealized gain of $270,562 to December 31, 2008. As a result, the carrying value of the available for sale shares of Legacy  is $888,502  as at December 31, 2008 ($614,940 – December 31, 2007).

Employees. At December 31, 2008, Organa Gardens International Inc. had 3 full time employees other than its Officers and Directors.

The Following are Material Subsequent Events (Occurring after December 31, 2008).

Name Change On February 20, 2009, that a majority of the shareholders entitled to vote on such matters approved a change of name from Shotgun Energy Corporation to “Organa Gardens International Inc.”  On February 26, 2009, a Certificate of Amendment to its Articles of Incorporation was filed with the State of Nevada changing the name to Organa Gardens International Inc. The Company also took the necessary steps to change its symbol and CUSIP Number. Therefore, the CUSIP Number has changed from 825358 10 4 to 68618Y 10 6. Effective at the opening of business on April 7, 2009, the symbol will change from SGNE to “OGNG”.  The name change did not involve any change in the issued or authorized capital of the Company.

Private Placement On February 26, 2009, the Company began to offer a private placement of its securities in order to finance the new hydroponic vertical farming project (See below). Subsequent to December 31, 2008, the Company has received subscriptions in the amount of 450,000 restricted Rule 144 shares for total cash proceeds received totaling $32,000.

Acquisition On March 6, 2009, the Company has signed an agreement to acquire all of the assets of Organa Gardens Inc.(OGI), a Nevada Corporation in the business of hydroponics vertical farming. These assets include, but are not limited to all proprietary designs, engineering, technology, business models, plans and intellectual properties pertaining to the Organa Garden System-Discovery (OGS-D) and the Organa Garden System-Enterprise (OGS-E). Both the OGS-D and OGS-E are a rotary hydroponics vertical farming system designed with serviceability, ease-of-use and maximum harvest in mind. Both models are modular, allowing them to be expanded by stacking them. Its specially designed waterwheel technology allows the fully automated system to recycle and reuse 95% of the water used while requiring a negligible amount of energy to run.

The Company will issue up to 25,000,000 Rule 144 shares of its common stock to OGI, to be held in trust and released based on the following terms and gross revenue requirements:

(a) Release of 10,000,000 shares of the Company upon signing this Agreement.

(b) Release of 5,000,000 shares of the Company upon attaining $1,000,000 US in gross revenue.

(c) Release of 5,000,000 shares of the Company upon attaining $2,500,000 US in gross revenue.

(d) Release of 5,000,000 shares of the Company upon attaining $4,000,000 US in gross revenue.

None of these shares have been issued to date and the agreement has not yet been finalized.

The Company will raise up to $500,000 US to market and fulfill the required obligations of OGI as outlined in the supplemental agreement(s) to follow.The Company and Organa Gardens Inc.agree to allow the shares to sit in trust for a period of 5 years in order for OGI to meet its sales goals. Should the requirements  not be met in all or part, then all of the remaining shares will be returned back to the treasury of the Company.

ITEM 1A.    RISK FACTORS

Not applicable to smaller reporting companies

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of the dates specified in the following table, Organa Gardens International Inc. held the following property in the following amounts:

Property

December 31, 2008

December 31, 2007

-----------------------------------------------------------------------------------------------------------------

Cash and equivalents

US $ 2,723

US $ 25,682

Organa Gardens International Inc. defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. Organa Gardens International Inc. does not presently own any interests in real estate. Organa Gardens International Inc. does not presently own any inventory or equipment.

Facilities. Organa Gardens International Inc. does not own any real or personal property. Prior to August 1, 2000, Organa Gardens International Inc.'s President provided office space. However, as of August 1, 2000, Organa Gardens International Inc. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,050 per month for a period of 3 years and has been renewed for an additional 3 years at $2,050 per month. The current tenancy agreement began August 1, 2008 for a period of 3 years at $2,200 per month. Organa Gardens International Inc.'s principal corporate offices are located at 719 30th Avenue, Pointe Calumet, Quebec, Canada, J0N 1G1.

ITEM 3.    LEGAL PROCEEDINGS

1. On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As of December 31, 2008, the Company is still in the legal process of having the certificate released.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See subsequent events section above.

PART II

 ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As at December 31, 2008 there were approximately 2,000 holders of the outstanding shares of the Organa Gardens International Inc.'s $0.001 par value common stock.  Organa Gardens International Inc. participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the most recent trading symbol "OGNG".  According to quotes provided by stockhouse.com, the Organa Gardens International Inc.'s common stock has closed at:

Quarter

High

Low

2006 First Quarter

$0.09

$0.06

2006 Second Quarter

$0.08

$0.06

2006 Third Quarter

$0.14

$0.12

2006 Fourth Quarter

$0.20

$0.19

2007 First Quarter

$0.33

$0.20

2007 Second Quarter

$0.26

$0.21

2007 Third Quarter

$0.30

$0.18

2007 Fourth Quarter

$0.27

$0.16

2008 First Quarter

$0.16

$0.07

2008 Second Quarter

$0.14

$0.10

2008 Third Quarter

$0.13

$0.08

2008 Fourth Quarter

$0.10

$0.02

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

Common Stock. Organa Gardens International Inc. is authorized to issue 200,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of Organa Gardens International Inc. constitute equity interests in Organa Gardens International Inc. entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments.  As of December 31, 2008, 17,867,133 shares of the Organa Gardens International Inc.'s common stock were issued and outstanding.

The holders of Organa Gardens International Inc.'s common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of Organa Gardens International Inc. or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors.

The holders of Organa Gardens International Inc.'s common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to Organa Gardens International Inc.'s common stock.  All of the outstanding shares of Organa Gardens International Inc.'s common stock are duly authorized, validly issued, fully paid and non-assessable.

Dividends. The holders of the Organa Gardens International Inc.'s common stock are entitled to receive dividends when, as and if declared by Organa Gardens International Inc.'s Board of Directors from funds legally available therefore; provided, however, that cash dividends are at the sole discretion of Organa Gardens International Inc.'s Board of Directors. In the event of liquidation, dissolution or winding up of Organa Gardens International Inc., the shareholders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of Organa Gardens International Inc. and after provision has been made for each class of stock, if any, having preference in relation to Organa Gardens International Inc.'s common stock.

Organa Gardens International Inc. has never declared or paid any dividends on its common stock.  Organa Gardens International Inc. does not intend to declare or pay any dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

Fiscal Year Ended December 30	2008	2007	2006	2005	2004

Revenue	$ Nil	$ Nil	$ Nil	$ Nil	$ Nil
Operating Loss	(342,795)	(557,266)	(770,863)	(1,950,963)	(1,679,768)
Net Loss	(1,871,917)	(518,789)	(738,090)	(1,950,963)	(1,678,056)
Basic net loss per share	0.11	0.03	0.02	0.06	0.09
Cash dividends declared per share	-	-	-	-	-
Cash, cash equivalents, and short-term investments	4,830	34,577	372,579	41,891	4,628
Total assets	1,042,425	2,430,015	1,675,031	1,254,942	220,443
Long-term obligations	-	-	-	-	-
Stockholders’ equity (deficit)	495,655	1,922,877	1,527,927	1,171,469	174,710

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources.

For the year ended December 31, 2008, we had total assets of $1,042,425, compared to total assets in 2007 of $2,430,015. This includes a cash balance of $2,723, compared to $25,682 in 2007.  We also have taxes recoverable of $2,107. We have $3 invested in oil and gas properties, which is represented by $1 for 13,189 acres of gas leases located in Utah, $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California.  We have available for sale securities with a fair value of $888,214 as at December 31, 2008 and a long-term receivables from Golden Spirit Enterprises Ltd. of $32,747 and Legacy Wine & Spirits International Ltd. of $116,631. The decrease in assets was primarily due to the write down of the  Uinta Basin Property.

At December 31, 2008, we had current liabilities of $546,770, which was represented by accounts payable and accrued liabilities of $479,332 and $67,438 due to related parties. At December 31, 2007 we had current liabilities of $507,138. The increase in liabilities was due to an increase in amounts due to related parties.  At December 31, 2008, we had a working capital deficiency of $(541,940) (2007 - $(472,561).

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

Results of Operations

We realized interest and royalty income in 2008 of $11,068 (2007- $38,477), which represents all of our income from operations to date. During the year ended December 31, 2008 the loss from operations is $1,871,917 (2007 - $518,789).  This increase in loss was due to the write down of the Uinta property.

From inception to December 31, 2008 Organa Gardens International Inc. has incurred cumulative net losses of $19,599,119 resulting primarily from the write-down of $3,815,655 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of its investment in Legacy Wine & Spirits International Ltd. and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $4,841,999, office and general expenses of $2,595,155; professional fees of $1,084,705; interest expense of $98,282 and software development costs of $737,300. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Enterprises Ltd. (See Part I, Item 3- Utah property).

The cash and equivalents constitute our present internal sources of liquidity.Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

Our Plan of Operation for the Next Twelve Months

We do anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern.  We will need to fund the next phase of the Shotgun Draw, Uinta basin Overpressured Gas Project which include an environmental study and  permitting and preparation costs to initiate drilling of a gas well. To date we have been unable to secure joint venture partners or any other funding to be able to drill the first well. In 2008, we impaire the asset to a nominal value of $1 because of these factors. To the extent that additional capital is raised through the sale of equity or equity- related securities, the issuance of such securities could result in dilution of our stockholders.  There can be no assurance that additional funding will be available on favorable terms, if at all.  If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

Organa Gardens International Inc. does not anticipate some expenditures within the next 12 months for its Uinta Basin Property as explained above.The Company may elect to raise funds for potential drilling through equity financing or possible joint venture partnerships. Organa Gardens International Inc. does not anticipate any significant exploration costs within the next 12 months, nor does the Organa Gardens International Inc. anticipate that it will lease or purchase any significant equipment within the next 12 months. Organa Gardens International Inc. does not anticipate a significant change in the number of its employees within the next 12 months. However, Organa Gardens International Inc.will be required to raise $500,000 for its new hydroponic vertical farming project – See above.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Securities held in our equity and other investments portfolio and equity derivatives are subject to price risk, and generally are not hedged.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Organa Gardens International, Inc.

Quebec, Canada

We have audited the accompanying balance sheets of Organa Gardens International, Inc. (formerly Shotgun Energy Corporation) (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007 and for the cumulative period from January 1, 1996 (inception of development stage) through to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Organa Gardens International as of December 31, 2008 and 2007, and the results of its activities and cash flows for the years ended December 31, 2008 and 2007 and for the cumulative period from January 1, 1996 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States.

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

L.L. Bradford & Company, LLC

April 15, 2009

Las Vegas, Nevada

12

ORGANA GARDENS INTERNATIONAL INC.

  (formerly Shotgun Energy Corporation)

 A Development Stage Company

BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$ 2,723	$ 25,682
Taxes recoverable	2,107	7,575
Royalties Receivable	-	1,320

TOTAL CURRENT ASSETS	4,830	34,577

AVAILABLE FOR SALE SECURITIES – related parties	888,214	635,578
DUE FROM GOLDEN SPIRIT ENTERPRISES LTD.	32,747	149,605
DUE FROM LEGACY WINE & SPIRITS INTERNATIONAL LTD.	116,631	35,534
OIL AND GAS PROPERTIES, (full cost method of accounting, unproven)	3	1,574,721

TOTAL ASSETS	$ 1,042,425	$ 2,430,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 479,332	$ 499,843
Due to related parties	67,438	7,295
TOTAL CURRENT LIABILITIES	546,770	507,138

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Convertible Preferred: - Class A voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
Common stock, $.001 par value, 200,000,000 shares authorized
17,867,133 (December 31, 2007 – 17,372,833) shares issued and outstanding	17,866	17,372
Additional paid-in capital	23,707,552	23,561,287
Deferred Compensation	(17,000)	(49,000)
Deficit accumulated during the development stage	(19,599,119)	(17,652,202)
Deficit accumulated prior to the development stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive loss	846,989	506,053
TOTAL STOCKHOLDERS EQUITY	495,655	1,922,877

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,042,425	$ 2,430,015

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ended December 31, 2008	Year ended December 31, 2007	Cumulative from January 1, 1996 (inception of development stage) to December 31, 2008

GENERAL AND ADMINISTRATIVE EXPENSES
Litigation settlement	$ -	$ -	$ 2,291,070
Management and consulting fees	182,217	317,184	4,841,999
Consulting fees – stock based compensation	16,579	52,150	1,919,869
Exploration Costs	-	-	113,678
Loss on settlement of debt	-	-	718,784
General and administrative	97,378	127,107	2,595,155
Professional fees	46,621	60,825	1,084,705
Interest expense	-	-	98,282
Software development costs	-	-	737,300

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	342,795	557,266	14,400,842

OTHER (INCOME) EXPENSES
Interest, Royalty and other Income	(11,068)	(38,477)	(82,138)
Gain on sale of securities – related party	(24,528)	-	(24,528)
Property Option Income	-	-	(130,000)
Write-down of investment in Legacy Wine & Spirits International	-	-	128,288
Write-down of interest in ACGT Corporation	-	-	1,406,000
Write-down of interest in oil and gas properties	1,564,718	-	3,815,655
Loss on Iceberg Drive Inn Investment	-	-	85,000

TOTAL OTHER (INCOME) EXPENSES	1,529,122	(38,477)	5,198,277

Loss before Income Taxes	(1871,917)	(518,789)	(19,599,119)

Income Tax Provision	-	-	-

NET LOSS	$(1,871,917)	$ (518,789)	$ (19,599,119)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.11)	$ (0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,717,221	17,421,790

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Coroporation.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF EXPLORATION STAGE) TO DECEMBER 31, 2008

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

STATEMENTS OF CASH FLOW

	Year ended December 31, 2008	Year ended December 31, 2007	Cumulative from January 1, 1996 (inception of development stage) to December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,871,917)	$ (518,789)	$ (19,599,119)
Adjustments to reconcile net loss to net cash used in operating activities:
- fees and services paid for with common shares	39,250	74,697	3,407,053
- other stock based compensation	16,579	51,749	1,919,468
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	1,564,718	-	2,970,718
- write-down of investment in Legacy Wine & Spirits Int’l.	-	-	128,288
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (gain)/loss on securities held for resale	(24,528)	(275)	(24,803)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	-	(32,136)	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	(4,515)	437,507	320,967
CASH FLOWS USED IN OPERATING ACTIVITIES	(280,413)	12,753	(4,667,589)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes	-	47,636	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	113,620	750	114,370
Interest in oil and gas properties – net of finders fees	-	(508,435)	(1,522,804)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	113,620	(460,049)	(1,465,298)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	47,930	178,950	4,394,325
Net proceeds (receivable) from common stock subscriptions	-	-	633,000
Net advances (to) from related parties	95,904	(60,981)	688,285
Advances receivable	-	-	420,000
CASH FLOWS FROM FINANCING ACTIVITIES	143,834	117,969	6,135,610

INCREASE (DECREASE) IN CASH	(22,959)	(329,327)	2,723

CASH, BEGINNING OF YEAR	25,682	355,009	-

CASH, END OF YEAR	$ 2,723	$ 25,682	$ 2,723

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983.  The Company underwent a name change to Asdar Group on December 10, 1987, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on February 18, 2003, a name change to Avalon Gold Corporation on August 28, 2003, a name change to Avalon Energy Corporation on March 22, 2005, a name change to Organa Gardens International Inc. on September 25, 2007 and a name change to Organa Gardens International on April 7, 2009. The Company was dormant from 1991 to 1996 and currently has no revenue generating operations.  In accordance with SFAS #7, “Accounting and Reporting by Development Stage Enterprises “, the Company was considered a development stage company since January 1, 1996 and as a result of changing its business focus to vertical hydroponic farming is considered to be an development stage company. Expected operations will consist of growing fruits and vegetables using a rotary hydroponics vertical farming system designed with serviceability, ease-of-use and maximum harvest in mind.

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

Mineral property costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The adoption of this standard has had no effect on the Company’s financial position or results of operations.  As at December 31, 2008, any potential obligations relating to the retirement of the Company’s assets are not yet determinable.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t.)

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool.  As at December 31, 2008, the Company has no properties with proven reserves.  When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves.

Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined.  If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted.  As at December 31, 2008, all of the Company's oil and gas properties were unproved and were excluded from depletion.  At December 31,2008, management believes that the Company’s unproved oil and gas properties were  impaired and has recorded a write down of  interest in oil and gas properties in the fourth quarter of 2008 in the amount of $1,564,718.

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

Concentration of Credit Risk

Cash in bank accounts is at risk to the extent that it exceeds U.S.Federal Deposit Insurance Corporation and Canadian Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its cash with high credit quality institutions.All cash is deposited in one prominent Canadian financial institution.

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

The Company adopted SFAS No. 157 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t.)

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

·     Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

·     Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

·     Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques

In general, and where applicable, we use quoted prices in an active market for identical derivative assets and liabilities that are traded on exchanges. These derivative assets and liabilities are included in Level 1.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t.)

The Company’s results of operations for the years ended December 31, 2008 and 2007 were no different than if the Company had not adopted SFAS 123R because (i) all previously granted stock options had fully vested as at December 31, 2005, (ii) all stock options granted during the year ended December 31, 2006 were granted to consultants with the related fair value accounting consistent under SFAS 123 and SFAS 123R, and (iii) the Company did not modify any previously existing stock options.  As a result, no pro forma disclosure of the impact of adopting SFAS 123R has been provided for the years ended December 31, 2008 and 2007.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t.)

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

Effective December 31, 2004 the Company recorded, as other comprehensive loss for the year, a $10,000 unrealized loss in the carrying value of its shares of Golden Spirit.  During the years ended December 31, 2005 and 2006 the Company recorded additional unrealized losses in the carrying value of its shares of Golden Spirit totalling $90,000 and $8,889 respectively, which were recorded as other comprehensive loss for those years.  During the year ended December 31, 2007, the Company sold 2,500 shares resulting in a realized gain of $165 and recorded an additional unrealized loss of $473 in 2007. As a result, the carrying value of the available for sale shares of Golden Spirit is $20,638 as at December 31, 2007 ($21,111 – 2006). During the year ended December 31, 2008, the Company sold 10,000 shares resulting in a realized loss of $800 and recorded an additional unrealized loss of $15,026 to December 31, 2008. As a result, the carrying value of the available for sale shares of Golden Spirit is $2,712 as at December 31, 2008 ($20,638 – December 31, 2007).

NOTE 3 – AVAILABLE FOR SALE SECURITIES – RELATED PARTIES (CON’T.)

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

During the year ended December 31, 2008, the Company sold 150,000 shares resulting in a realized gain of $26,100 and recorded an additional unrealized gain of $270,562 to December 31, 2008. As a result, the carrying value of the available for sale shares of Legacy Mining is $888,502  as at December 31, 2008 ($614,940 – December 31, 2007).

Available for sale securities – related parties include the following:

	December 31,	December 31,
	2008	2007
1,079,880 (2007-1,229,880) shares of Legacy Wine & Spirits Int’l. Ltd.	$885,502	$614,940
98,612 (2007- 111,111) shares of Golden Spirit Enterprises Ltd.	2,712	20,638
	$888,214	$ 635,578

NOTE 4 – OIL AND GAS PROPERTIES

Oil and gas properties include the following:

	December 31,	December 31,
	2008	2007

Acquisition and exploration costs, unproved, not subject to depletion.	$3	$1,574,721

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

NOTE 4 – OIL AND GAS PROPERTIES – con’t

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

The Company shall pay One Hundred Percent (100%) of all costs of drilling the first two wells drilled on the acreage along with 100% of all costs of logging or testing the wells.  If either of the first two test wells is deemed a dry hole, the Company shall pay One Hundred Percent (100%) of all costs of plugging and abandoning such well(s) and restoration of the surface upon which the well(s) reached its authorized depth and completion of all tests deemed necessary by the Operator.  If the Company elects to complete either or both of the first two wells drilled on the acreage, the Company shall pay One Hundred Percent (100%) of all completion costs through the tanks along with any costs associated to hook up the well(s) to pipeline for the well(s) to be capable of producing into a commercial pipeline for sale.  After the first two wells drilled, if productive, are hooked-up to a pipeline and capable of producing oil and gas in commercial quantities, the Company shall pay 85% of all costs of operating the first two wells and Pioneer shall pay 15% of the operation costs of such wells as reflected in their working interest ownership in such wells.  The Company is required to drill a well on the acreage before November 1, 2010, or the acreage acquired will revert back to Pioneer.  During the year ended December 31, 2008 the Company incurred $Nil (2007 -$508,435) on  exploration of the property. The Company was seeking joint venture drilling partners during 2008 in order to meet its 2010 drilling commitment. The Company was unable to secure a joint venture drilling partner or raise any capital to satisfy an approximate $12,000,000 drilling cost for a 15,000 ft. initial well. Due to this inability to find funding, the Uinta property is being carried at a nominal value of $1 due to the uncertainty of realization. The Company will continue to seek joint venture drilling partners and funding until the 2010 drilling deadline expires.

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

The Company amortizes the costs of these services over the respective terms of the contracts.  During 2008, the Company recorded amortization of deferred compensation totaling $32,000 (2007 - $39,798) and as at December 31, 2008 the unamortized portion of the deferred compensation totaled $17,000 (December 31, 2007 - $49,000).

NOTE 6 - STOCKHOLDERS’ EQUITY

(1)

2008 Stock Transactions

During the year ended December 31, 2008, the Company issued:

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

(2)

2007 Stock Transactions

During the year ended December 31, 2007, the Company issued:

(a) The Company issued 3,333 common shares valued at $900 pursuant to a Consulting Agreement with a memberof its Advisory Board to perform a minimum of two days consulting services during the period January 15, 2007 to February 15, 2007.

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

During the year, the Company placed on stop transfer on a total of 333,333 shares valued at $150,500 previously issued to three consultants until management is satisfied with the performance of the Consultants’ earning these      shares. On December 31, 2007, the Company determined that these shares are to returned to the Company for cancellation and return to treasury.

NOTE 6 - STOCKHOLDERS’ EQUITY (continued)

(3)

2008 Stock Options

During the year ended ended December 31, 2008, the Company granted a total of 419,300, 5 year common stock options exercise prices between $0.10 and $0.13 per share.  The Company recognized stock-based compensation of $16,579 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(a)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	-
Granted during 2007	601,667	0.21	5 years
Exercised during 2007	(601,667)	-
Balance, December 31, 2007	-
Granted during 2008	419,300	0.13	5 years
Exercised during 2008	(419,300)
Balance, December 31, 2008	-

(b)

As of December 31, 2008, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(c)

As of December 31, 2008, there were 1,539,033 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

 (4)

 2007  Stock Options

(d)

The fair value of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.99%
Expected volatility	85.3%
Expected option life (in years)	1

(e)

During 2007, the Company granted a total of 551,667, 5 year common stock options at exercise prices of between $0.17 and $0.21 per share.  The Company recognized stock-based compensation of $52,150 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(f)

On October 2, 2006, the Company issued 1,925,000 common shares from the exercise of options pursuant to option grants under the Company’s 2005 Stock Option and Incentive Plan and 141,667 common shares from the exercise of options pursuant to option grants under the Company’s 2006 Stock Option and Incentive Plan.  All shares were issued at an exercise price of $0.10 per share. As consideration, the Company issued promissory notes to the optionees totalling $620,000. As of December 31, 2007, the promissory notes were settled in full and the Company received $32,136 in interest during 2007.

NOTE 6 - STOCKHOLDERS’EQUITY (continued)

(g)

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

NOTE 7– RELATED PARTY TRANSACTIONS

During 2008, the Company incurred $12,057 (2007 -$23,135) in management fees to directors. Of this amount, $7,250 represents the value of 75,000 restricted shares issued to two Directors. As at December 31, 2008 the Company owes $9,000 in management fees. (2007 - $9,000)

During 2008, the Company incurred $25,988 (2007 - $25,445) in rent and office expenses to a private company controlled by a shareholder. The Company has a three year tenancy agreement with a related party beginning August 1, 2008. Office rent payments are due in the amount of $26,400 for 2009.

During 2008, the Company incurred $47,724 (2007 - $132,399) in consulting fees to significant shareholders and $18,554 (2006 - $18,503) in professional fees to an employee.  Included in the promissory notes receivable as described in Note 6(3)(c) is $Nil (2006 -$71,750) of principal and accrued interest owing from a significant shareholder.

During 2008, two companies controlled by significant shareholders earned $32,000 (2007 - $37,506) and a company controlled by a shareholder earned $Nil (2006 - $2,292) from the Company, pursuant to prepaid services agreements (refer to Note 5).

At December 31, 2008 $32,747 (2007 - $149,605) is receivable from Golden Spirit which is non-interest bearing and without specific terms of repayment.

At December 31, 2008 $116,631 (2007 - $35,534) is receivable from Legacy Wine & Spirits International Ltd. which is non-interest bearing and without specific terms of repayment.

At December 31, 2008, the following amounts are due to related parties:

	2008	2007

Director	$9,000	$9,000
Significant shareholders	58,438	(1,705)
	$67,438	$7,295

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended December 31, 2008	Year ended December 31, 2007
Cash paid during the year for:
Interest	$ -	$ -
Income taxes	$ -	$ -

During the year ended December 31, 2008 the Company issued:

▪

419,300 common shares were issued at exercise prices between $0.10 and $0.13 per share for exercise of stock options

▪

75,000 restricted common shares valued at $7,250 to two directors for their current services.

During the year ended December 31, 2007 the Company issued:

▪

133,333 restricted common shares for prepaid services contract valued at $32,000 (refer to Note 5).

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

▪

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”).  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of December 31, 2008, the Company is still in the process of having the certificates released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of December 31, 2008.

Since August 1, 2002, Organa Gardens International Inc. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,050 per month for a period of 3 years and was renewed for an additional 3 years at $2,050 per month. The current tenancy agreement  began  August 1, 2008  for 3 additional years at $2,200 per month.

NOTE 10 – INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of December 31, 2008, the Company has combined net operating losses carried forward totalling approximately $22,113,000 for tax purposes which expire through 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

NOTE 10 – INCOME TAXES (con’t.)

A reconciliation of income tax computed at the federal and state statutory tax rates is as follows:

	Year ended December 31, 2008	Year ended December 31, 2007

Federal income tax provision at statutory rate	(35.00)%	(35.00)%
State income tax provision at statutory rate, net of federal income tax effect	(0.00)	(0.00)

Total income tax provision rate	(35.00)%	(35.00)%

The actual income tax provisions differ from the expected amounts calculated by applying the federal income tax statutory rate to the Company’s loss before income taxes. The components of these differences are as follows:

	Year ended December 31, 2008	Year ended December 31, 2007

Loss before income taxes	$(1,871,917)	$ (518,789)
Corporate tax rate	35.00%	35.00%

Expected tax expense (recovery)	(655,167)	(181,576)
Non-deductable stock based compensation	-	-
Unrecognized loss carry forward and other	296,500	174,000

Income tax provision	$ -	$ -

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2008	2007

Non-capital loss carry forwards	$8,167,000	$6,295,000
Valuation allowance	(8,167,000)	(6,295,000)
Net deferred tax asset	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

Name Change

On February 20, 2009, that a majority of the shareholders entitled to vote on such matters approved a change of name from Organa Gardens International Inc. to “Organa Gardens International Inc.”  On February 26, 2009, a Certificate of Amendment to its Articles of Incorporation was filed with the State of Nevada changing the name to Organa Gardens International Inc. The Company also took the necessary steps to change its symbol and CUSIP Number. Therefore, the CUSIP Number has changed from 825358 10 4 to 68618Y 10 6. Effective at the opening of business on April 7, 2009, the symbol will change from SGNE to “OGNG”.  The name change did not involve any change in the issued or authorized capital of the Company.

Private Placement

On February 26, 2009, the Company began to offer a private placement of its securities in order to finance the new hydroponic vertical farming project (See below). Subsequent to December 31, 2008, the Company has received subscriptions in the amount of 450,000 restricted Rule 144 shares for total cash proceeds received totaling $39,000.

NOTE 11 – SUBSEQUENT EVENTS (con’t.)

Acquisition

On March 6, 2009, the Company has signed an agreement to acquire all of the assets of Organa Gardens Inc.(OGI), a Nevada Corporation in the business of hydroponics vertical farming. These assets include, but are not limited to all proprietary designs, engineering, technology, business models, plans and intellectual properties pertaining to the Organa Garden System-Discovery (OGS-D) and the Organa Garden System-Enterprise (OGS-E). Both the OGS-D and OGS-E are a rotary hydroponics vertical farming system designed with serviceability, ease-of-use and maximum harvest in mind. Both models are modular, allowing them to be expanded by stacking them. Its specially designed waterwheel technology allows the fully automated system to recycle and reuse 95% of the water used while requiring a negligible amount of energy to run.

The Company will issue up to 25,000,000 Rule 144 shares of its common stock to OGI, to be held in trust and released based on the following terms and gross revenue requirements:

(a) Release of 10,000,000 shares of the Company upon signing this Agreement.

(b) Release of 5,000,000 shares of the Company upon attaining $1,000,000 US in gross revenue.

(c) Release of 5,000,000 shares of the Company upon attaining $2,500,000 US in gross revenue.

(d) Release of 5,000,000 shares of the Company upon attaining $4,000,000 US in gross revenue.

None of these shares have been issued to date and the agreement has not yet been finalized.

The Company will raise up to $500,000 US to market and fulfill the required obligations of OGI as outlined in the supplemental agreement(s) to follow.The Company and Organa Gardens Inc.agree to allow the shares to sit in trust for a period of 5 years in order for OGI to meet its sales goals. Should the requirements  not be met in all or part, then all of the remaining shares will be returned back to the treasury of the Company.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES EVALUATION OFDISCLOSURE CONTROLS AND PROCEDURES

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

Changes In Internal Controls

No changes in the Company's internal controls over financial reporting occurred during the period ending December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

1. Officers and Directors of the Company.

DATE OF APPOINTMENT

     NAME

 AGE             POSITION

TO BOARD OF DIRECTORS

- ----------------------------------------------------------------------------------------------------------------------------

Christopher Scheive     46

President & Director & CEO

  November 18, 2008

Jaclyn Cruz                   26

Secretary, Treasurer

  August 18, 2008

& Director  & CFO

The chart above specifies Organa Gardens International Inc.’s current officers and directors.

All directors of the Company hold office until the next annual meeting or until their successors have been elected and qualified.  All officers serve at the discretion of the Board of Directors.

On January 24, 2008, the Registrant accepted the resignation of Carlton Parfitt as Secretary, Treasurer, Director and Chief Financial Officer of the Company. On November 18, 2008, the Registrant accepted the resignation of Robert Klein as Secretary, Treasurer, Director and Chief Financial Officer of the Company. On November 18, 2008, the Registrant accepted the resignation of Marc Scheive as Secretary, Treasurer, Director and Chief Financial Officer of the Company.None of these resignations was not motivated by a disagreement with the Company on any matter relating to the Company’'s operations, policies or practices.

Christopher Scheive is a business entrepreneur based in Quebec.

Jaclyn Cruz is a notary public based in New York.

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

ITEM 11.    EXECUTIVE COMPENSATION

Name of Individual or          Capacities in which

                Aggregate Remuneration

    Identity of Group           Remuneration was received

For 2008

For 2007

For 2006

------------------------------   -----------------------------------------

---------------------------------------------------------

Christopher Scheive

Director, President & CEO

            $  3,000

            $ -

            $  -

Jaclyn Cruz

Director , Sec.,Treas.& CFO             $  4,250

            $ -

            $  -

Compensation of Directors. Currently, Mr. Scheive Director of Organa Gardens International Inc. receives a salary between $1,000  per month and Mrs. Cruz receives a salary of $500 per month. Ms. Cruz received 25,000 shares of the Company valued at $1,750 in 2008.

Stock Based Compensation. During the year ended December 31, 2008, $16,579 (2007-$52,150) in stock based compensation was recorded in our financial statements.  Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model We do expect further stock based compensation in 2009.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2008, with respect to the ownership of the Organa Gardens International Inc.'s common stock by each person known by Organa Gardens International Inc. to be the beneficial owner of more than five percent (5%) of Organa Gardens International Inc.'s common stock, by each director and officer and by all officers and directors as a group.

Name of Beneficial Holder	Address of Beneficial Holder	Amount of Shares Beneficially Owned	% of Outstanding Common Stock

Cede & Co.	The Depository Trust Co PO Box 222 Bowling Green St’n. New York, NY 10272	11,579,835(1)	64.81%

Christopher Scheive President/Director/CEO	400 Blvd. Thomas Unit 400 Lachute, Quebec, J8H 1V7	-	0.00

Jaclyn Cruz Sec,Treas/.Director/CFO	P.O. Box 63 Farmingville, New York 11738	25,000	0.0015%

All directors and Officers as a group		25,000	0.0015%

(1) The beneficial owners of these shares are not known to Organa Gardens International Inc.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2008, the Company incurred $12,057 (2007 -$23,135) in management fees to directors. Of this amount, $7,250 represents the value of 75,000 restricted shares issued to two Directors. As at December 31, 2008 the Company owes $9,000 in management fees. (23007 - $9,000)

During 2008, the Company incurred $25,988 (2007 - $25,445) in rent and office expenses to a private company controlled by a shareholder. The Company has a three year tenancy agreement with a related party beginning August 1, 2008. Office rent payments are due in the amount of $26,400 for 2009.

During 2008, the Company incurred $47,724 (2007 - $132,399) in consulting fees to significant shareholders and $18,554 (2006 - $18,503) in professional fees to an employee.  Included in the promissory notes receivable as described in Note 6(3)(c) is $Nil (2006 -$71,750) of principal and accrued interest owing from a significant shareholder.

During 2008, two companies controlled by significant shareholders earned $32,000 (2007 - $37,506) and a company controlled by a shareholder earned $Nil (2006 - $2,292) from the Company, pursuant to prepaid services agreements (refer to Note 5).

At December 31, 2008 $32,747 (2007 - $149,605) is receivable from Golden Spirit which is non-interest bearing and without specific terms of repayment.

At December 31, 2008 $116,631 (2007 - $35,534) is receivable from Legacy Wine & Spirits International Ltd. which is non-interest bearing and without specific terms of repayment.

At December 31, 2008, the following amounts are due to related parties:

	2008	2007

Director	$9,000	$9,000
Significant shareholders	58,438	(1,705)
	$67,438	$7,295

All related party transactions  are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-Q:

2007: $28,500

2008: $27,500

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2007: $250

2007: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2007: $0

2008: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2007: $0

2008: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit 31.1 - Section 906 Certification of Periodic Report of the Chief

         Executive Officer.

Exhibit 31.2 - Section 906 Certification of Periodic Report of the Chief

         Financial Officer.

Exhibit 32.1 -  Section 302 Certification of Periodic Report of the Chief

         Executive Officer.

Exhibit 32.1 - Section 302 Certification of Periodic Report of the Chief

         Financial Officer.

b) Form 8-K

8-K filed November 19, 2008 items 1.01 and 3.02: with respect to the change of directors

8-K filed August 22, 2008 items 1.01 and 3.02: with respect to the change of directors

8-K filed February 1, 2008 items 1.01 and 3.02: with respect to the change of address and directors

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

ORGANA GARDENS INTERNATIONAL INC.

Date: April 15, 2009

By: /s/ Christopher Scheive

 ---------------------------

Christopher Scheive

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

By: /s/ Christopher Scheive

Date: April 15, 2009

- ----------------------------

Christopher Scheive, Director and President

By: /s/ Jaclyn Cruz

Date: April 15, 2009

- -------------------------

Jaclyn Cruz, Director , Secretary & Treasurer

35