Form 10-Q
period 2009-03-31
ORGANA GARDENS INTERNATIONAL INC.
filed 2009-05-20
CIK 746631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

 FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0-13597

Organa Gardens International Inc.

(Formerly Known as Shotgun Energy Corporation_

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On March 31, 2009 there were 17,867,133 shares outstanding of the issuer’s common stock.

TABLE OF CONTENTS                                                                                                 PAGE

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

ORGANA GARDENS INTERNATIONAL INC.

 (formerly Shotgun Energy Corporation)

  (A Development Stage Company)

BALANCE SHEETS

	March 31, 2009 (unaudited)	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$ 11,393	$ 2,723
Taxes recoverable	1,692	2,107

TOTAL CURRENT ASSETS	13,085	4,830

AVAILABLE FOR SALE SECURITIES – related parties	738,171	888,214
DUE FROM GOLDEN SPIRIT ENTERPRISES LTD.	-	32,747
DUE FROM LEGACY WINE & SPIRITS INTERNATIONAL LTD.	138,504	116,631
OIL AND GAS PROPERTIES, (full cost method of accounting, unproven)	3	3

TOTAL ASSETS	$ 889,763	$ 1,042,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 472,307	$ 479,332
Due to Golden Spirit Enterprises Ltd.	26,253	-
Due to related parties	40,905	67,438

TOTAL CURRENT LIABILITIES	539,465	546,770

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Convertible Preferred: - Class A voting stock, $0.001 par value, 5,000,000 shares authorized
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized
Common stock, $.001 par value, 200,000,000 shares authorized
17,867,133 (December 31, 2008 – 17,867,133) shares issued and outstanding	17,866	17,866
Additional paid-in capital	23,707,552	23,707,552
Deferred Compensation	(15,000)	(17,000)
Shares to be issued	39,000	-
Deficit accumulated during the development stage	(19,660,840)	(19,599,119)
Deficit accumulated prior to the development stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive income	722,353	846,989
TOTAL STOCKHOLDERS’ EQUITY	350,298	495,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 889,763	$ 1,042,425

The accompanying notes are an integral part of these financial statements

  ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31, 2009	Three Months ended March 31, 2008	For the period from January 1, 1996 to March 31, 2009

GENERAL AND ADMINSTRATIVE EXPENSES
Litigation settlement	$ -	$ -	$ 2,291,070
Management and consulting fees	-	15,723	4,841,999
Consulting fees – stock based compensation	-	10,000	1,919,869
Exploration costs	-	-	113,678
Loss on settlement of debt	-	-	718,784
General and administrative	18,193	28,199	2,613,348
Professional fees	6,227	12,502	1,090,932
Interest expense	-	-	98,282
Research and development costs	34,314	-	34,314
Software development costs	-	-	737,300

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	58,734	66,424	14,459,576

OTHER (INCOME ) EXPENSES
Interest, Royalty and Other Income	-		(82,138)
(Gain)/loss on sale of securities – related parties	2,987	(5,050)	(21,541)
Property option income	-	-	(130,000)
Write-down of investment in Legacy	-	-	128,288
Write-down of interest in ACGT Corporation	-	-	1,406,000
Write-down of interest in oil and gas properties	-	-	3,815,655
Loss on Iceberg Drive Inn Investment	-	-	85,000

TOTAL OTHER (INCOME ) EXPENSES	2,987	(5,050)	(19,660,840)

Loss before Income Taxes	(61,721)	(61,374)	(19,660,840)

Income Tax Provision	-	-	-

NET LOSS FOR THE PERIOD	$ (61,721)	$ (61,374)	$ (19,660,840)

BASIC NET LOSS PER SHARE	$ (0.01)	$ (0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,867,133	17,582,174

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

                (formerly Shotgun Energy Corporation)

                   (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

           (unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008	Cumulative from January 1, 1996 to March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (61,721)	$ (61,374)	$(19,660,840)
Adjustments to reconcile net loss to net cash used in operating activities:
- fees and services paid for with common shares	2,000	13,500	3,409,053
- other stock-based compensation	-	10,000	1,919,468
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	-	2,970,718
- write-down of investment in Legacy Mining Ltd.	-	-	128,288
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (Gain)/loss on sale of securities held for resale – related parties	2,987	(5,050)	(21,816)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	-	(15,500)	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	(6,610)	(6,596)	314,357
CASH FLOWS USED IN OPERATING ACTIVITIES	(63,344)	(49,520)	(4,739,330

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes receivable	-	-	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	22,420	21,950	136,790
Interest in oil and gas properties, net of finders fees	-	-	(1,522,804)
CASH FLOWS USED IN INVESTING ACTIVITIES	22,420	21,950	(1,442,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	-	26,000	4,394,325
Net proceeds from common stock subscriptions	39,000	-	672,000
Net advances (to) from related parties	10,594	(19,272)	698,879
Advances receivable	-	-	420,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	49,594	6,728	6,185,204

NET INCREASE (DECREASE) IN CASH	8,670	(20,842)	11,393

CASH, BEGINNING OF PERIOD	2,723	25,682	-

CASH, END OF PERIOD	$ 11,393	$ 4,840	$ 11,393

                                                                                                                   Supplemental cash flow information (See Note 9)

The accompanying notes are an integral part of these financial statements

 ORGANA GARDENS INTERNATIONAL INC.

                         (formerly Shotgun Energy Corporation)

         (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS

           March 31, 2009

         (unaudited)

NOTE 1 – NATURE OF OPERATIONS

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983.  The Company underwent a name change to Asdar Group on December 10, 1987, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on February 18, 2003, a name change to Avalon Gold Corporation on August 28, 2003, a name change to Avalon Energy Corporation on March 22, 2005 and a name change to Shotgun Energy Corporation on September 25, 2007.  The Company was dormant from 1991 to 1996 and currently has no revenue generating operations.  In accordance with SFAS #7, “Accounting and Reporting by Development Stage Enterprises “, the Company was considered a development stage company since January 1, 1996. and as a result of changing its business focus to vertical hydroponic farming is still considered to be an development stage company. Expected operations will consist of growing fruits and vegetables using a rotary hydroponics vertical farming system designed with serviceability, ease-of-use and maximum harvest in mind.

GOING CONCERN

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $24,121,473 since inception, and further significant losses are expected to be incurred in the exploration and development of its resource properties, should the company be able to finance or joint venture its resource property. Losses are expected in the development of the vertical hydroponic farming project as well  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its resource properties.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation B Article 8 “Financial Statements of Smaller Reporting Companies” as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2008 indexed in Form 10-K.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Effective December 31, 2004 the Company recorded, as other comprehensive loss for the year, a $10,000 unrealized loss in the carrying value of its shares of Golden Spirit.  During the years ended December 31, 2005 and 2006 the Company recorded additional unrealized losses in the carrying value of its shares of Golden Spirit totalling $90,000 and $8,889 respectively, which were recorded as other comprehensive loss for those years.  During the year ended December 31, 2007, the Company sold 2,500 shares resulting in a realized gain of $165 and recorded an additional unrealized loss of $473 in 2007. As a result, the carrying value of the available for sale shares of Golden Spirit is $20,638 as at December 31, 2007 ($21,111 – 2006). During the year ended December 31, 2008, the Company sold 10,000 shares resulting in a realized loss of $800 and recorded an additional unrealized loss of $15,026 to December 31, 2008. As a result, the carrying value of the available for sale shares of Golden Spirit is $2,712 as at December 31, 2008.

During the three month period ended March 31, 2009, the Company recorded an  unrealized gain of $1,232. As a result, the carrying value of the available for sale shares of Golden Spirit is $3,944 as at March 31, 2009.

Legacy

During 2003 the Company settled an outstanding debt receivable of $122,988 from Legacy Mining Ltd. (“Legacy”) for the issue of 1,229,880 restricted shares of Legacy representing a then 9.8% interest in Legacy. During 2004, the Company wrote this investment down to $1 because management determined that it was not recoverable within a reasonable period of time.

Effective December 31, 2007 the Company recorded, as other comprehensive income for the year, a $604,440 unrealized gain in the carrying value of its shares of Legacy. As a result, the carrying value of the available for sale shares of Legacy Mining is $614,940 as at December 31, 2007.

During the year ended December 31, 2008, the Company sold 150,000 shares resulting in a realized gain of $26,100 and recorded an additional unrealized gain of $270,562 to December 31, 2008. As a result, the carrying value of the available for sale shares of Legacy Mining is $885,502  as at December 31, 2008.

During the three month period ended March 31, 2009, the Company sold 30,985 shares resulting in a realized loss of $2,987 (net of commissions of $595) and recorded an additional unrealized loss of $125,868 to March 31, 2009. As a result, the carrying value of the available for sale shares of Legacy Wine & Spirits International Ltd is $ 734,227.

Available for sale securities – related parties include the following:

	March 31,	December 31,
	2009	2008
1,048,895 (2008-1,079,880) shares of Legacy Wine & Spirits	$ 734,227	$ 885,502
98,612 (2008- 98,612) shares of Golden Spirit Enterprises Ltd.	3,944	2,712
	$ 738,171	$ 888,214

NOTE 4 – OIL AND GAS PROPERTIES

Oil and gas properties include the following:

	March 31,	December 31,
	2009	2008

Acquisition and exploration costs, unproved, not subject to depletion.	$ 3	$ 3

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

The Company shall pay One Hundred Percent (100%) of all costs of drilling the first two wells drilled on the acreage along with 100% of all costs of logging or testing the wells.  If either of the first two test wells is deemed a dry hole, the Company shall pay One Hundred Percent (100%) of all costs of plugging and abandoning such well(s) and restoration of the surface upon which the well(s) reached its authorized depth and completion of all tests deemed necessary by the Operator.  If the Company elects to complete either or both of the first two wells drilled on the acreage, the Company shall pay One Hundred Percent (100%) of all completion costs through the tanks along with any costs associated to hook up the well(s) to pipeline for the well(s) to be capable of producing into a commercial pipeline for sale.  After the first two wells drilled, if productive, are hooked-up to a pipeline and capable of producing oil and gas in commercial quantities, the Company shall pay 85% of all costs of operating the first two wells and Pioneer shall pay 15% of the operation costs of such wells as reflected in their working interest ownership in such wells.  The Company is required to drill a well on the acreage before November 1, 2010, or the acreage acquired will revert back to Pioneer.  During the year ended December 31, 2008 the Company incurred $Nil (2007 -$508,435) on  exploration of the property. The Company was seeking joint venture drilling partners during 2008 in order to meet its 2010 drilling commitment. The Company was unable to secure a joint venture drilling partner or raise any capital to satisfy an approximate $12,000,000 drilling cost for a 15,000 ft. initial well. Due to this inability to find funding, the Uinta property is being carried at a nominal value of $1 due to the uncertainty of realization. The Company will continue to seek joint venture drilling partners and funding until the 2010 drilling deadline expires. No costs were incurred during the three months ended March 31, 2009. (2008 - $Nil)

NOTE 5 - ACQUISITION

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

The Company will raise up to $500,000 US to market and fulfill the required obligations of OGI as outlined in the supplemental agreement(s) to follow. The Company and Organa Gardens Inc.agree to allow the shares to sit in trust for a period of 5 years in order for OGI to meet its sales goals. Should the requirements  not be met in all or part, then all of the remaining shares will be returned back to the treasury of the Company.

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company., For the three months ended March 31, 2009, the incurred $34,314 in research and development costs. (2008 – Nil)

NOTE 5 – DEFERRED COMPENSATION

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

The Company has been amortizing the costs of these services over the respective terms of the contracts.  At March 31, 2008, the unamortized portion of the deferred compensation totalled $15,000 (December 31, 2008 - $17,000).

NOTE 7- STOCKHOLDERS’ EQUITY

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

(1)   2009 Stock Transactions

No shares issued during the three months ended March 31, 2009.

(2)   2008 Stock Transactions

During the three months ended March 31, 2008:

(a)  The Company issued a total of 200,000 common shares pursuant to the Company’s 2007 Stock Incentive and Option Plan at $0.13 per share for total proceeds of $26,000.

(b)   On February 27, 2008 the Company issued 50,000 restricted common shares valued at $5,500 to a director for his current services

(3)

2009 Stock Options

During the three months ended March 31, 2009, no options were granted. rendered to the Company.

(a)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	-
Granted during 2007	601,667	0.21	5 years
Exercised during 2007	(601,667)	-
Balance, December 31, 2007	-
Granted during 2008	419,300	0.13	5 years
Exercised during 2008	(419,300)
Balance, December 31, 2008	-
Balance, March 31, 2009

(b)

As of March 31, 2009, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(c)

As of March 31, 2009, there were 1,539,033 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

(4)   2008 Stock Options

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

(e)

As of March 31, 2008, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(f)

As of March 31, 2008, there were 1,758,333 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended March, 2009, the Company incurred $805 (2008 -$6,500) in management fees to directors. As at March 31, 2009 the Company owes $9,000 in management fees.

During the three months ended March 31, 2009, the Company incurred $5,310 (2008 - $6,530) in rent and office expenses to a private company controlled by a shareholder.

During the three months ended March 31, 2009, the Company incurred $Nil (2008 - $9,724) in consulting fees, the majority of it which is to a shareholder who is part of management and $2,227 (2007 - $7,534) in professional fees to employees.

During the three months ended March 31, 2009, two companies controlled by significant shareholders earned $2,000 (2008 - $8,000)  pursuant to prepaid services agreements.

At March 31, 2009, an amount of $($26,253) (December 31, 2008 - $147,605) was payable toGolden Spirit.  These amounts are non-interest bearing and have no specific terms of repayment.

At March 31, 2009, an amount of $138,504 (December 31,2008 - $55,334) was receivable from Legacy Wine & Spirits International Ltd.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

At March, 2009, the following amounts are due to related parties:

	March 31, 2009	December 31, 2008

Director	$9,000	$9,000
Significant shareholders	31,905	58,438
	$40,905	$67,438

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended March 31, 2009	Year ended December 31, 2008
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

April7, 2009 -             Organa Gardens International, Inc.

Our Company holds (1) an undivided Eighty-Five Percent (85%) working interest and an undivided Sixty-Eight (68%) net revenue interest in 13,189 acres located in Wasatch County, Utah, known as the "Uinta Basin" and (2) a 0.7% gross overriding royalty interest on 6,360 acres of oil and natural gas rights located in the Powder River Basin of eastern Wyoming.

Our Company is undertaking a new venture as of March 2009. Organa Gardens International Inc. has a vertical hydroponics farming system built to make the most efficient use of light, energy, water, land, temperature and production cycle while growing the highest quality and healthiest plants in an optimum, consistent environment unaffected by weather. The Organa Garden Systems (OGS) provide a means for food production and consumption change to global environmental and ecological sustainability through vertical hydroponics rotary farming.

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

As of March 31, 2009,none of these shares have been issued and the agreement has not yet been finalized.

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

Based on Shotgun’s ongoing agreement with respect to the LAK Ranch,  if Derek sells any or all of itsline-height:13pt; interest in the LAK Ranch Property, it will pay to Shotgun, subject to adjustments, 7.5% of the net sales proceeds on the first USD $7,500,000 and 1% on any balance over and above USD$7,500,000.>

The LAK Ranch field, originally discovered in the 1920s, covers approximately 7,500 acres in the Powder River basin. Historically, oil production has been sporadic from a limited number of wells completed in the Newcastle Sand due to the abnormally low reservoir temperature in this part of the basin. However, the oil contains high levels of naphtha and the viscosity should respond dramatically to the application of heat through steam injection. To date, Derek has completed SAGD test well pair that was drilled to a depth of 1,000 feet and 1,800 feet horizontally into the Newcastle sand formation. More than 5,000 barrels of oil were recovered in limited preliminary testing. Shotgun, through its predecessor Asdar has received royalty payments from the sale of every barrel of oil sold to date.

The Company has received $Nil in oil royalties for the three months ended March 31, 2009

(2008 - $Nil).

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

Effective December 31, 2004 the Company recorded, as other comprehensive loss for the year, a $10,000 unrealized loss in the carrying value of its shares of Golden Spirit.  During the years ended December 31, 2005 and 2006 the Company recorded additional unrealized losses in the carrying value of its shares of Golden Spirit totalling $90,000 and $8,889 respectively, which were recorded as other comprehensive loss for those years.  During the year ended December 31, 2007, the Company sold 2,500 shares resulting in a realized gain of $165 and recorded an additional unrealized loss of $473 in 2007. As a result, the carrying value of the available for sale shares of Golden Spirit is $20,638 as at December 31, 2007

($21,111 – 2006). During the year ended December 31, 2008, the Company sold 10,000 shares resulting in a realized loss of $800 and recorded an additional unrealized loss of $15,026 to December 31, 2008. As a result, the carrying value of the available for sale shares of Golden Spirit is $2,712 as at December 31, 2008.During the three month period ended March 31, 2009, the Company recorded an  unrealized gain of $1,232. As a result, the carrying value of the available for sale shares of Golden Spirit is $3,944 as at March 31, 2009..

Legacy

During 2003 the Company settled an outstanding debt receivable of $122,988 from Legacy Mining Ltd. (“Legacy”) for the issue of 1,229,880 restricted shares of Legacy representing a then 9.8% interest in Legacy. During 2004, the Company wrote this investment down to $1 because management determined that it was not recoverable within a reasonable period of time.

Effective December 31, 2007 the Company recorded, as other comprehensive income for the year, a $604,440 unrealized gain in the carrying value of its shares of Legacy. As a result, the carrying value of the available for sale shares of Legacy Mining is $614,940 as at December 31, 2007.

During the year ended December 31, 2008, the Company sold 150,000 shares resulting in a realized gain of $26,100 and recorded an additional unrealized gain of $270,562 to December 31, 2008. As a result, the carrying value of the available for sale shares of Legacy Mining is $885,502  as at December 31, 2008.

During the three month period ended March 31, 2009, the Company sold 30,985 shares resulting in a realized loss of $2,987 (net of commissions of $595) and recorded an additional unrealized loss of $125,868 to March 31, 2009. As a result, the carrying value of the available for sale shares of Legacy Wine & Spirits International Ltd is $ 734,227.

Available for sale securities – related parties include the following:

	March 31,	December 31,
	2009	2008
1,048,895 (2008-1,079,880) shares of Legacy Wine & Spirits	$ 734,227	$ 885,502
98,612 (2008- 98,612) shares of Golden Spirit Enterprises Ltd.	3,944	2,712
	$ 738,171	$ 888,214

Liquidity and Capital Resources.

At  March 31, 2009, we had total assets of $889,763 including cash of $11,393 and taxes recoverable of $1,692.  We have $3 invested in oil and gas properties, which is represented by $1 for 13,189 acres of gas leases located in Utah, $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California.  We have available for sale securities with a fair value of $738,171 as at March 31, 2009 and a long-term receivable from Legacy Wine & Spirits International Ltd. at a value of $138,504. As of December 31, 2008, we had total assets of $1,042,425. The decrease in assets is primarily due to a decrease in the fair value of available for sale securities.

At March 31, 2009, we had current liabilities of $539,465, which was represented by accounts payable and accrued liabilities of $472,307, $26,253 due to Golden Spirit Enterprises Ltd. and $40,905 due to related parties. As of December 31, 2008 we had current liabilities of $546,770. The slight decrease in liabilities was a result of an decrease in related party payables. At March 31, 2009, we had a working capital deficiency of $536,380 (December 31, 2008 - $541,940).

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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended March 31, 2009 was $61,721 (2008 - $61,374). This slight increase in loss was due to a loss on the sale of available for sale securities.

From inception to March 31, 2009 our Company has incurred cumulative net losses of $24,121,473 resulting primarily from the write-down of $1,406,000 in its interests in oil and gas properties, write-down of $2,250,937 in its interest in ACGT Corporation, write-down of its investment in Legacy Wine & Spirits International Ltd. and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $4,841,999, office and general expenses of $2,615,582; professional fees of $1,090,932; interest expense of $98,282, software development costs of $737,300 and research and development costs of $34,314. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Enterprises Ltd. (See Item 2, Utah property) $82,138 in interest and royalty income and a gain on the sale of securities – related parties of $22,938.

The cash and equivalents constitute our present internal sources of liquidity.

Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

Our Plan of Operation for the Next Twelve Months

We do anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern.  We will need to fund the next phase of the Shotgun Draw, Uinta basin Overpressured Gas Project which include an environmental study and  permitting and preparation costs to initiate drilling of a gas well. To date we have been unable to secure joint venture partners or any other funding to be able to drill the first well. In 2008, we impaired the asset to a nominal value of $1 because of these factors. To the extent that additional capital is raised through the sale of equity or equity- related securities, the issuance of such securities could result in dilution of our stockholders.  There can be no assurance that additional funding will be available on favorable terms, if at all.  If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2009, we had cash in the amount of $11,393. We have not generated any revenues since inception and have incurred a net loss of $24,121,473 from our inception on January 1, 1996 to March 31, 2009. Our current operating funds are insufficient to cover an environmental study and permitting and preparation costs to initiate drilling of a gas well. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated exploration expenditures.

Item 4T Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

1. On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As of March 31, 2009, the Company is still in the legal process of having the certificate released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently in examining various alternatives to resolve this matter .CGG Veritas has not proceeded with litigation as of March 31, 2009.

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

(1)   2009 Stock Transactions

No shares issued during the three months ended March 31, 2009.

(2)   2008 Stock Transactions

During the three months ended March 31, 2008:

(a)  The Company issued a total of 200,000 common shares pursuant to the Company’s 2007 Stock Incentive and Option Plan at $0.13 per share for total proceeds of $26,000.

(b)   On February 27, 2008 the Company issued 50,000 restricted common shares valued at $5,500 to a director for his current services

During the three months ended March 31, 2009, no options were granted. by the Company.

(3)   2008 Stock Options

(a)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	-
Granted during 2007	601,667	0.21	5 years
Exercised during 2007	(601,667)	-
Balance, December 31, 2007	-
Granted during 2008	419,300	0.13	5 years
Exercised during 2008	(419,300)
Balance, December 31, 2008	-
Balance, March 31, 2009

(b)

As of March 31, 2009, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(c)

As of March 31, 2009, there were 1,539,033 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

(4)   2008 Stock Options

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

               (e)   As of March 31, 2008, there were 1,141,667 stock options available for grant under the   Company’s 2006 Stock Incentive and Option Plan.

  (f)    As of March 31, 2008, there were 1,758,333 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5.  Other Information

None

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

ORGANA GARDENS INTERNATIONAL INC.

Date: May 20,2009	By: /s/ C. Scheive
Christopher Scheive
President and C.E.O

Date: May 20, 2009	By: /s/ J. Cruz
Jaclyn Cruz
Secretary. Treasurer and C.F.O.