Form 10-Q
period 2009-06-30
ORGANA GARDENS INTERNATIONAL INC.
filed 2009-08-19
CIK 746631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ]Yes[ ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

On June 30, 2009 there were 21,867,133 shares outstanding of the issuer’s common stock.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of June 30, 2009 (Unaudited)

and  December 31, 2008

F-1

Statements of Operations (Unaudited) For the Three and Six Months
Ended June 30, 2009 and 2008, and the Period from
January 1, 1996 through June 30, 2009

F-2

Statements of Cash Flows (Unaudited) For the Six Months
Ended June 30, 2009 and 2008, and the Period from
January 1, 1996 through June 30, 2009

F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)

F-4

Item 2.

Management's Discussion and Analysis of Financial Condition and

               Results of Operations

3

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

10

Item 4T.

Controls and Procedures

10

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

11

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

11

Item 3.

Defaults Upon Senior Securities

13

Item 4.

Submission of Matters to a Vote of Security Holders

13

Item 5.

Other Information

13

Item 6.

Exhibits

13

Signatures

14

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2009 (unaudited)	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$ 1,038	$ 2,723
Taxes recoverable	2,013	2,107
Prepaid expenses	2,000	-

TOTAL CURRENT ASSETS	5,051	4,830

AVAILABLE FOR SALE SECURITIES – related parties	422,912	888,214
DUE FROM GOLDEN SPIRIT ENTERPRISES LTD.	747	32,747
DUE FROM LEGACY WINE & SPIRITS INTERNATIONAL LTD.	167,173	116,631
OIL AND GAS PROPERTIES, (full cost method of accounting unproven)	3	3

TOTAL ASSETS	$ 595,886	$ 1,042,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 467,446	$ 479,332
Due to related parties	114,340	67,438

TOTAL CURRENT LIABILITIES	581,786	546,770

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Convertible Preferred: - Class A voting stock, $0.001 par value, 5,000,000 shares authorized
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized
Common stock, $0.001 par value, 200,000,000 shares authorized
21,867,133 (December 31, 2008 – 17,867,133) shares issued and outstanding	21,866	17,866
Additional paid-in capital	23,852,552	23,707,552
Deferred Compensation	(13,000)	(17,000)
Deficit accumulated during the development stage	(19,793,779)	(19,599,119)
Deficit accumulated prior to the development stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive income	407,094	846,989

TOTAL STOCKHOLDERS’ EQUITY	14,100	495,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 595,886	$ 1,042,425

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,		For the period from January 1, 1996 to June 30,
	2009	2008	2009	2008	2009

GENERAL & ADMINSTRATIVE EXPENSES
Litigation settlement					$ 2,291,070
Management and consulting fees	5,995	112,480	5,995	128,203	4,847,994
Consulting fees – stock based compensation	-	-	-	10,000	1,919,869
Exploration costs	-	-	-	-	113,678
Loss on settlement of debt	-	-	-	-	718,784
General and administrative	21,562	13,772	39,755	41,946	2,634,910
Professional fees	(1,186)	6,354	5,041	18,856	1,089,746
Interest expense	-	-	-		98,282
Research and development costs	106,568	-	140,882		140,882
Software development costs	-	-	-		737,300

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	132,939	132,566	191,673	199,005	14,592,515

OTHER (INCOME ) EXPENSES
Interest, Royalty and Other Income	-	(7,758)	-	(7,784)	(82,138)
(Gain)/loss on sale of securities – related parties	-	(17,888)	2,987	(22,938)	(21,541)
Property option income	-	-	-	-	(130,000)
Write-down of investment in Legacy	-	-	-	-	128,288
Write-down of interest in ACGT Corporation	-	-	-	-	1,406,000
Write-down of interest in oil and gas properties	-	-	-	-	3,815,655
Loss on Iceberg Drive Inn Investment	-	-	-	-	85,000

TOTAL OTHER (INCOME ) EXPENSES	(132,939)	(106,910)	(194,660)	(168,283)	(19,793,779)

Loss before Income Taxes	-	-	-		(19,793,779)

Income Tax Provision	-	-	-		-

NET LOSS FOR THE PERIOD	$ (133,030)	$ (106,910)	$ (194,660)	$ (168,283)	$(19,793,779)

BASIC NET LOSS PER SHARE	$ (.01)	$ (.01)	$ (.01)	$ (.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	19,101,916	17,582,174	18,494,757	17,582,174

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,		For the period from January 1, 1996 to June 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(194,660)	$ (168,283)	$ (19,793,779)
Adjustments to reconcile net loss to net cash used in operating activities:
- fees and services paid for with common shares	4,000	21,500	3,409,053
- non cash research and development	105,000		105,000
- other stock-based compensation		10,000	1,919,468
- interest paid for with common shares			80,872
- loss on settlement of debt			718,784
- software development costs paid for with common shares			600,000
- non cash exploration costs			110,000
- write-down of interest in oil and gas properties			2,970,718
- write-down of investment in Legacy Mining Ltd.			128,288
- write-down of interest in ACGT Corporation			2,250,937
- loss on Iceberg Drive Inn investment			85,000
- (Gain)/loss on sale of securities held for resale – related parties	2,987	(22,938)	(21,816)
- non cash option income received in shares			(130,000)
- interest accrued on promissory notes receivable			(63,136)
- other non-cash expenses			2,557,382
- net changes in working capital items	(13,793)	(16,547)	307,174

CASH FLOWS USED IN OPERATING ACTIVITIES	(96,466)	(176,268)	(4,764,055)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes receivable	-	-	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	22,420	75,838	136,790
Interest in oil and gas properties, net of finders fees	-		(1,522,804)

CASH FLOWS USED IN INVESTING ACTIVITIES	22,420	75,838	(1,442,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	44,000	26,000	5,071,325
Net advances (to) from related parties	28,361	59,996	716,646
Advances receivable	-	-	420,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	72,361	85,996	6,207,971

NET INCREASE (DECREASE) IN CASH	(1,685)	(14,434)	1,038

CASH, BEGINNING OF PERIOD	2,723	25,682	-

CASH, END OF PERIOD	1,038	$ 11,248	$ 1,038

Supplemental cash flow information (See Note 9)

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE 1 – NATURE OF OPERATIONS

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983.  The Company underwent a name change to Asdar Group on December 10, 1987, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on February 18, 2003, a name change to Avalon Gold Corporation on August 28, 2003, a name change to Avalon Energy Corporation on March 22, 2005, a name change to Shotgun Energy Corporation on September 25, 2007, and a name change to Organa Gardens International Inc. on February 26, 2009.  The Company was dormant from 1991 to 1996 and currently has no revenue generating operations.  In accordance with SFAS #7, “Accounting and Reporting by Development Stage Enterprises “, the Company was considered a development stage company since January 1, 1996. and as a result of changing its business focus to vertical hydroponic farming is still considered to be an development stage company. Expected operations will consist of growing fruits and vegetables using a rotary hydroponics vertical farming system designed with serviceability, ease-of-use and maximum harvest in mind.

GOING CONCERN

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $24,254,412 since inception, and further significant losses are expected to be incurred in the exploration and development of its resource properties, should the company be able to finance or joint venture its resource property. Losses are expected in the development of the vertical hydroponic farming project as well  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its resource properties.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE 2 – BASIS OF PRESENTATION (con’t.)

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on its consolidated financial statements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The adoption of this standard during the period did not have any impact on the Company’s financial position, cash flows or results of operations. The adoption of this standard during the period did not have any impact on the Company’s financial position, cash flows or results of operations. The Company has evaluated subsequent events up to and including August 19, 2009 and has determined there were no significant transactions.

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

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE 2 – BASIS OF PRESENTATION (con’t.)

Recent Accounting Pronouncements (con’t.)

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

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES – RELATED PARTIES (con’t)

Golden Spirit (con’t.)

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

During the six month period ended June 30, 2009, the Company recorded an unrealized gain of $640. As a result, the carrying value of the available for sale shares of Golden Spirit is $3,353 as at June 30, 2009.

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

During the year ended December 31, 2008, the Company sold 150,000 Legacy shares resulting in a realized gain of $26,100 and recorded an additional unrealized gain of $270,562 to December 31, 2008. As a result, the carrying value of the available for sale shares of Legacy was $885,502 as at December 31, 2008.

During the six month period ended June 30, 2009, the Company sold 30,985 Legacy shares resulting in a realized loss of $2,987 (net of commissions of $595) and recorded an additional unrealized loss of $440,537 to June 30, 2009. As a result, the carrying value of the available for sale shares of Legacy is $ 419,559 as at June 30, 2009.

Available for sale securities – related parties include the following:

	June 30,	December 31,
	2009	2008

1,048,895 (2008-1,079,880) shares of Legacy Wine & Spirits	$ 419,559	$ 885,502
98,612 (2008- 98,612) shares of Golden Spirit Enterprises Ltd.	3,353	2,712

	$ 422,912	$ 888,214

NOTE 4 – OIL AND GAS PROPERTIES

Oil and gas properties include the following:

	June 30,	December 31,
	2009	2008

Acquisition and exploration costs, unproved, not subject to depletion.	$ 3	$ 3

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE 4 – OIL AND GAS PROPERTIES (con’t.)

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

On January 18, 2005, the Company entered into the Participation Agreement with Pioneer as described above.  The total consideration paid to Pioneer, including the $50,000 deposit described above, was $706,279.  In addition, the Company issued 1,200,000 restricted common shares valued at $264,000 on February 7, 2005 as finders’ fees to certain third parties who were responsible for tabling the Uinta Basin Overpressured Gas Project to the Company.  The Company also committed to paying a 1.5% gross royalty on all revenue received by it from the Uinta Basin Project.

As part of the agreement, Pioneer agreed to provide the Company with 2-D seismic data crossing the acreage.  Any additional seismic that Pioneer or the Company may mutually agree to acquire over the acreage shall be paid for entirely by the Company with the parties owning the data in the same proportion as their working interest in the acreage.  In addition, the Company will be required to drill an initial test well at a location on the acreage mutually agreed upon by Pioneer and the Company.  The Company will serve as the Operator in drilling the acreage.

The Company shall pay 100% of all costs of drilling the first two wells drilled on the acreage along with 100% of all costs of logging or testing the wells.  If either of the first two test wells is deemed a dry hole, the Company shall pay 100% of all costs of plugging and abandoning such well(s) and restoration of the surface upon which the well(s) reached its authorized depth and completion of all tests deemed necessary by the Operator.  If the Company elects to complete either or both of the first two wells drilled on the acreage, the Company shall pay 100% of all completion costs through the tanks along with any costs associated to hook up the well(s) to pipeline for the well(s) to be capable of producing into a commercial pipeline for sale.  After the first two wells drilled, if productive, are hooked-up to a pipeline and capable of producing oil and gas in commercial quantities, the Company shall pay 85% of all costs of operating the first two wells and Pioneer shall pay 15% of the operation costs of such wells as reflected in their working interest ownership in such wells.  The Company is required to drill a well on the acreage before November 1, 2010, or the acreage acquired will revert back to Pioneer.  Since 2008, the Company has been seeking joint venture drilling partners in order to meet its 2010 drilling commitment and to date has been unable to secure a joint venture drilling partner or raise the capital to satisfy an approximate $12,000,000 drilling cost for a 15,000 ft. initial well. Due to this inability to find funding, the Uinta property is being carried at a nominal value of $1 due to the uncertainty of realization. The Company will continue to seek joint venture drilling partners and funding until the 2010 drilling deadline expires. No costs were incurred during the three months ended June 30, 2009 (Year ended December 31, 2008 - $Nil).

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE 5 – ACQUISITION

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

On June 9, 2009, the Registrant signed an amended agreement to acquire all of the assets of Organa Gardens Inc., a Nevada Corporation in the business of hydroponics vertical farming. These assets include but are not limited to all proprietary designs, engineering, technology, business models, plans and intellectual properties pertaining to the Organa Garden System-Discovery (OGS-D) and the Organa Garden System-Enterprise (OGS-E).

Under the terms of the acquisition, the Registrant will issue 3,500,000 restricted 144 shares to Organa Gardens Inc. and/or its nominees (issued) and render a cash commitment of up to $250,000 to complete the final steps of taking the OGS-D and OGS-E to market. This agreement replaces the agreement  dated March 9, 2009.

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company., For the six months ended June 30, 2009, the incurred $140,882 in research and development costs. (2008 – Nil)

NOTE 5 – DEFERRED COMPENSATION

On November 1, 2006, the Company entered into an agreement with 1063244 Alberta Ltd., (“1063244”), a private company owned by an individual who is in management of the Company, with a two year term, whereby this company provided consulting services to the Company (valued at $48,000) in exchange for 160,000 restricted shares of the Company's common stock. This Company provided Corporate business development and strategy for the Company in connection with the Company's oil & gas exploration and development in the Uinta Basin, Utah.

On August 15, 2007, the Company entered into an agreement with Palisades Financial Ltd., (“Palisades”) a private company owned by a significant shareholder of the Company, for a four year term, whereby Palisades will provide investor relations services to the Company (valued at $32,000) in exchange for 133,333 restricted shares of the Company’s common stock. Palisades will provide services such as researching, editing and generating a company profile, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

The Company has been amortizing the costs of these services over the respective terms of the contracts.  At June 30, 2009, the unamortized portion of the deferred compensation totalled $13,000 (December 31, 2008 - $17,000).

NOTE 7- STOCKHOLDERS’ EQUITY

On February 20, 2009, a majority of the Company’s shareholders entitled to vote on such matters approved a change of the Company’s name to Organa Gardens International Inc.  On February 26, 2009, a Certificate of Amendment to its Articles of Incorporation was filed with the State of Nevada changing the Company’s name to Organa Gardens International Inc. The Company also took the necessary steps to change its trading symbol and CUSIP Number whereby the CUSIP Number has changed from 825358 10 4 to 68618Y 10 6. Effective at the opening of business on April 7, 2009, the trading symbol changed from SGNE to OGNG.  The name change did not involve any change in the issued or authorized capital of the Company.

(1)   2009 Stock Transactions

During the six months ended June 30, 2009:

(a)  The Company issued a total of 500,000 common shares to four (4) placees pursuant to certain private placement agreements. The Company received proceeds of $44,000.

(b)   On February 27, 2008 the Company issued 3,500,000 restricted common shares valued at $105,000 with respect to the acquisition of the assets of Organa Gardens Inc. See note 5.

(2)   2008 Stock Transactions

During the six months ended June 30, 2008:

(a)  The Company issued a total of 200,000 common shares pursuant to the exercise of options under the Company’s 2007 Stock Incentive and Option Plan at $0.13 per share for total proceeds of $26,000.

(b)   On February 27, 2008 the Company issued 50,000 restricted common shares valued at $5,500 to a director for current services

(3)

2009 Stock Options

During the six months ended June 30, 2009, no stock options were granted by the Company.

(a)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Balance, December 31, 2007	-	-	-

Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11

Balance, December 31, 2008	-	-	-
Granted during the peirod	-	-
Exercised during the period	-	-

Balance, June 30, 2009	-	-	-

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

(b)

As of June 30, 2009, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(c)

As of June 30, 2009, there were 1,539,033 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

(d)

On June 29, 2009,  the Company filed Registration Statements on Form S-8 to register 7,500,000 to be issued pursuant to the Company’s 2009 Stock Incentive and Option Plan. No options were granted.

NOTE 7- STOCKHOLDERS’ EQUITY

(4)   2008 Stock Options

(a)

During 2008, the Company granted a total of 419,300, 5 year common stock options at exercise prices ranging from $0.10 per share to $0.13 per share.  The Company recognized stock-based compensation of $16,579 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company

(b)

As of December 31, 2008, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(c)

As of December 31, 2008, there were 1,758,333 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2009, the Company incurred 3,160 (2008 -$6,500) in management fees to directors. As at June 30, 2009 the Company owes $9,000 in management fees.

During the six months ended June 30, 2009, the Company incurred $10,958 (2008 - $13,688) in rent and office expenses to a private company controlled by a shareholder.

During the six months ended June 30, 2009, the Company incurred $Nil (2008 - $9,724) in consulting fees, the majority of it which was to a shareholder who is part of management and $2,227 (2008 - $7,534) in professional fees to employees.

During the six months ended June 30, 2009, two companies controlled by significant shareholders earned $4,000 (2008 - $8,000) pursuant to prepaid services agreements.

At June 30, 2009, an amount of $747 (December 31, 2008 - $32,747) was payable toGolden Spirit.  These amounts are non-interest bearing and have no specific terms of repayment.

At June 30, 2009, an amount of $167,173 (December 31,2008 - $116,631) was receivable from Legacy.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

At June 30, 2009, the following amounts are due to related parties:

	June 30, 2009	December 31, 2008

Director	$ 9,000	$ 9,000

Significant shareholders	105,340	58,438

	$ 40,905	$ 67,438

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended June 30,
	2009	2008
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation (“Empire”) for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”).  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of June 30, 2009 and December 31, 2008, the Company is still in the process of having the certificates released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of June 30, 2009 and December 31, 2008.

Commencing August 1, 2002, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,050 per month for a period of 3 years which  was renewed for an additional 3 years at $2,050 per month and renewed again commencing August 1, 2008 for 3 additional years at $2,200 per month.

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
April 7, 2009 - Organa Gardens International Inc.

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

- Business opportunity for the entrepreneurial businessman or established farmer

On March 6, 2009, the Company  signed an agreement to acquire all of the assets of Organa Gardens Inc.(OGI), a Nevada Corporation in the business of hydroponics vertical farming. These assets include, but are not limited to all proprietary designs, engineering, technology, business models, plans and intellectual properties pertaining to the Organa Garden System-Discovery (OGS-D) and the Organa Garden System-Enterprise (OGS-E). Both the OGS-D and OGS-E are a rotary hydroponics vertical farming system designed with serviceability, ease-of-use and maximum harvest in mind. Both models are modular, allowing them to be expanded by stacking them. Its specially designed waterwheel technology allows the fully automated system to recycle and reuse 95% of the water used while requiring a negligible amount of energy to run.

The Company was to issue up to 25,000,000 Rule 144 shares of its common stock to OGI, to be held in trust and released based on the following terms and gross revenue requirements:

(a) Release of 10,000,000 shares of the Company upon signing this Agreement.

(b) Release of 5,000,000 shares of the Company upon attaining $1,000,000 US in gross revenue.

(c) Release of 5,000,000 shares of the Company upon attaining $2,500,000 US in gross revenue.

(d) Release of 5,000,000 shares of the Company upon attaining $4,000,000 US in gross revenue.

The Company was raise up to $500,000 US to market and fulfill the required obligations of OGI as outlined in the supplemental agreement(s) to follow.The Company and Organa Gardens Inc.agree to allow the shares to sit in trust for a period of 5 years in order for OGI to meet its sales goals. Should the requirements not be met in all or part, then all of the remaining shares will be returned back to the treasury of the Company.

However, On June 9, 2009, the Registrant signed an amended agreement to acquire all of the assets of Organa Gardens Inc., a Nevada Corporation in the business of hydroponics vertical farming. These assets include but are not limited to all proprietary designs, engineering, technology, business models, plans and intellectual properties pertaining to the Organa Garden System-Discovery (OGS-D) and the Organa Garden System-Enterprise (OGS-E).

Under the terms of the acquisition, the Registrant will issue 3,500,000 restricted 144 shares to Organa Gardens Inc. and/or its nominees (issued) and render a cash commitment of up to $250,000 to complete the final steps of taking the OGS-D and OGS-E to market. This agreement replaces the agreement  dated March 9, 2009.

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company., For the six months ended June 30, 2009, the incurred $140,882 in research and development costs. (2008 – Nil)

Our Oil and Gas Properties

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

The Company has received $Nil in oil royalties for the three months ended June 30, 2009

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

Effective December 31, 2004 the Company recorded, as other comprehensive loss for the year, a $10,000 unrealized loss in the carrying value of its shares of Golden Spirit.  During the years ended December 31, 2005 and 2006 the Company recorded additional unrealized losses in the carrying value of its shares of Golden Spirit totaling $90,000 and $8,889 respectively, which were recorded as other comprehensive loss for those years.  During the year ended December 31, 2007, the Company sold 2,500 shares resulting in a realized gain of $165 and recorded an additional unrealized loss of $473 in 2007. As a result, the carrying value of the available for sale shares of Golden Spirit is $20,638 as at December 31, 2007 ($21,111 – 2006). During the year ended December 31, 2008, the Company sold 10,000 shares resulting in a realized loss of $800 and recorded an additional unrealized loss of $15,026 to December 31, 2008. As a result, the carrying value of the available for sale shares of Golden Spirit is $2,712 as at December 31, 2008. During the six month period ended June 30, 2009, the Company recorded an unrealized gain of $640. As a result, the carrying value of the available for sale shares of Golden Spirit is $3,353 as at June 30, 2009.

Legacy

During 2003 the Company settled an outstanding debt receivable of $122,988 from Legacy Mining Ltd. (“Legacy”) for the issue of 1,229,880 restricted shares of Legacy representing a then 9.8% interest in Legacy. During 2004, the Company wrote this investment down to $1 because management determined that it was not recoverable within a reasonable period of time.

Effective December 31, 2007 the Company recorded, as other comprehensive income for the year, a $604,440 unrealized gain in the carrying value of its shares of Legacy. As a result, the carrying value of the available for sale shares of Legacy Mining is $614,940 as at December 31, 2007..

During the year ended December 31, 2008, the Company sold 150,000 shares resulting in a realized gain of $26,100 and recorded an additional unrealized gain of $270,562 to December 31, 2008. As a result, the carrying value of the available for sale shares of Legacy Mining is $888,502  as at December 31, 2008.

During the six month period ended June 30, 2009, the Company sold 30,985 Legacy shares resulting in a realized loss of $2,987 (net of commissions of $595) and recorded an additional unrealized loss of $440,537 to June 30, 2009. As a result, the carrying value of the available for sale shares of Legacy is $ 419,559 as at June 30, 2009.

Available for sale securities – related parties include the following:

	March 31,	December 31,
	2009	2008
1,048,895 (2008-1,199,880) shares of Legacy Wine & Spirits	$ 419,559	$ 719,928
98,611 (2008- 98,611) shares of Golden Spirit Enterprises Ltd.	3,353	26,312
	$ 422,912	$ 746,240

Liquidity and Capital Resources.

At June 30, 2009, we had total assets of $595,886 including cash of $1,038, taxes recoverable of $2,013. and prepaid expenses of $2,000.  We have $3 invested in oil and gas properties, which is represented by $1 for 13,189 acres of gas leases located in Utah, $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California.  We have available for sale securities with a fair value of $422,912 as at June 30, 2009 and a long-term receivable from Legacy Wine & Spirits International Ltd. at a value of $167,173. As of December 31, 2008, we had total assets of $1,042,425. The decrease in assets is primarily due to a decrease in the fair value of available for sale securities.

At June 30, 2009, we had current liabilities of $581,786, which was represented by accounts payable and accrued liabilities of $467,446 and $114,340 due to related parties. As of December 31, 2008 we had current liabilities of $546,770. The slight decrease in liabilities was a result of an decrease in related party payables.  At June 30, 2009, we had a working capital deficiency of $576,735 (December 31, 2008 - $541,940).

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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended June 30, 2009 was $132,939 (2008 - $106,910). This slight increase in loss was due to the incurrence of research and development costs..

From inception to June 30, 2009 our Company has incurred cumulative net losses of $24,254,412 resulting primarily from the write-down of $3,815,655 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of its investment in Legacy Wine & Spirits International Ltd. of 128,288 and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $4,847,994, office and general expenses of $2,634,910; professional fees of $1,089,746; interest expense of $98,282, software development costs of $737,300 and research and development costs of $140,882.. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Enterprises Ltd. (See Item 2, Utah property)  $82,138 in interest and royalty income and a gain on the sale of securities – related parties of $21,541.

The cash and equivalents constitute our present internal sources of liquidity.

Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

Our Plan of Operation for the Next Twelve Months

We do anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern.  We will need to fund the next phase of the Shotgun Draw, Uinta basin Overpressured Gas Project which include an environmental study and  permitting and preparation costs to initiate drilling of a gas well. To date we have been unable to secure joint venture partners or any other funding to be able to drill the first well. In 2008, we impair the asset to a nominal value of $1 because of these factors. To the extent that additional capital is raised through the sale of equity or equity- related securities, the issuance of such securities could result in dilution of our stockholders.  There can be no assurance that additional funding will be available on favorable terms, if at all.  If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

Organa Gardens International Inc. does not anticipate some expenditures within the next 12 months for its Uinta Basin Property as explained above. The Company may elect to raise funds for potential drilling through equity financing or possible joint venture partnerships. Organa Gardens International Inc. does not anticipate any significant exploration costs within the next 12 months, nor does the Organa Gardens International Inc. anticipate that it will lease or purchase any significant equipment within the next 12 months. Organa Gardens International Inc. does not anticipate a significant change in the number of its employees within the next 12 months. However, Organa Gardens International Inc.will be required to raise $250,000 for its new hydroponic vertical farming project – See above.

Off-Balance Sheet Arrangements

Our company has not entered into any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2009, we had cash in the amount of $1,038. We have not generated any revenues since inception and have incurred a net loss of $24,254,412 from our inception on January 1, 1996 to June 30, 2009. Our current operating funds are insufficient to cover an environmental study and permitting and preparation costs to initiate drilling of a gas well. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated exploration expenditures.

Item 4T. Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

1. On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As of June 30, 2009, the Company is still in the legal process of having the certificate released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently in examining various alternatives to resolve this matter .CGG Veritas has not proceeded with litigation as of June 30, 2009.

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

(1)   2009 Stock Transactions

During the six months ended June 30, 2009:

(a)  The Company issued a total of 500,000 common shares to four (4) placees pursuant to certain private placement agreements. The Company received proceeds of $44,000.

(b)   On February 27, 2008 the Company issued 3,500,000 restricted common shares valued at $105,000 with respect to the acquisition of the assets of Organa Gardens Inc.

(2)   2008 Stock Transactions

During the six months ended June 30, 2008:

(a)  The Company issued a total of 200,000 common shares pursuant to the exercise of options under the Company’s 2007 Stock Incentive and Option Plan at $0.13 per share for total proceeds of $26,000.

(b)   On February 27, 2008 the Company issued 50,000 restricted common shares valued at $5,500 to a director for current services

(3)

2009 Stock Options

During the six months ended June 30, 2009, no stock options were granted by the Company.

(a)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Balance,December 31, 2007	-	-	-

Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11

Balance,December 31, 2008	-	-	-
Granted during the peirod	-	-
Exercised during the period	-	-

Balance,June 30, 2009	-	-	-

(b)

As of June 30, 2009, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(c)

As of June 30, 2009, there were 1,539,033 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

(d)

On June 29, 2009,  the Company filed Registration Statements on Form S-8 to register 7,500,000 to be issued pursuant to the Company’s 2009 Stock Incentive and Option Plan. No options were granted.

(4)   2008 Stock Options

(a)

During 2008, the Company granted a total of 419,300, 5 year common stock options at exercise prices ranging from $0.10 per share to $0.13 per share.  The Company recognized stock-based compensation of $16,579 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company

(b)

As of December 31, 2008, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(c)

As of December 31, 2008, there were 1,758,333 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

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

ORGANA GARDENS INTERNATIONAL INC.

Date: August 18,2009	By: /s/ C. Scheive
Christopher Scheive
President and C.E.O

Date: August 18, 2009	By: /s/ J. Cruz
Jaclyn Cruz
Secretary. Treasurer and C.F.O.