Form 10-Q
period 2009-09-30
ORGANA GARDENS INTERNATIONAL INC.
filed 2009-11-16
CIK 746631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_________

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0-13597

Organa Gardens International Inc.

(Formerly Known as Shotgun Energy Corporation)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On September 30, 2009 there were 21,290,133 shares outstanding of the issuer’s common stock.

TABLE OF CONTENTS                                                                                                 PAGE

Item 1. Financial Statements.	F-1

Balance Sheet as of September 30, 2009 (Unaudited) and December 31, 2008	F-1

Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2009 and 2008, and the Period from January 1, 1996 through September 30, 2009	F-2

Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2009 and 2008, and the Period from January 1, 1996 through September 30, 2009	F-3

Notes To Condensed Financial Statements (Unaudited).	F-4

Item 2. Management's Discussion and Analysis or Plan of Operation.	3

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T Controls and Procedures	10

Part II. OTHER INFORMATION	10

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	14

SIGNATURES	14

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...F-4-14

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

              BALANCE SHEETS

	September 30, 2009 (unaudited)	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$ 1,047	$ 2,723
Taxes recoverable	3,424	2,107

TOTAL CURRENT ASSETS	4,471	4,830

AVAILABLE FOR SALE SECURITIES – related parties	150,791	888,214
DUE FROM GOLDEN SPIRIT ENTERPRISES LTD.	-	32,747
DUE FROM LEGACY WINE & SPIRITS INTERNATIONAL LTD.	167,172	116,631
OIL AND GAS PROPERTIES, (full cost method of accounting unproven)	3	3

TOTAL ASSETS	$ 322,437	$ 1,042,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 469,819	$ 479,332
Due to related parties	6,062	67,438
Due to Golden Spirit Enterprises Ltd.	5,903	-

TOTAL CURRENT LIABILITIES	481,784	546,770

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Preferred: - Class A voting stock, $0.001 par value, 5,000,000 shares authorized
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized
Common stock, $0.001 par value, 200,000,000 shares authorized
29,290,133 (December 31, 2008 – 17,867,133) shares issued and outstanding	29,289	17,866
Additional paid-in capital	24,067,819	23,707,552
Deferred compensation	(11,000)	(17,000)
Deficit accumulated during the development stage	(19,919.795)	(19,599,119)
Deficit accumulated prior to the development stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive income	134,973	846,989

TOTAL STOCKHOLDERS’(DEFICIT) EQUITY	(159,347)	495,655

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$ 322,437	$ 1,042,425

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,		For the period from January 1, 1996 to September 30,
	2009	2008	2009	2008	2009

GENERAL&ADMINSTRATIVE EXPENSES
Litigation settlement	$ -	$ -	$ -	$ -	$ 2,291,070
Management and consulting fees	2,355	45,394	8,350	173,597	4,850,349
Consulting fees – stock based compensation	-	6,579	-	16,579	1,919,869
Exploration costs	-	-	-	-	113,678
Loss on settlement of debt	-	-	-	-	718,784
General and administrative	17,253	35,235	57,008	77,181	2,652,163
Professional fees	10,004	3,470	15,045	22,326	1,099,750
Interest expense	-	-	-	-	98,282
Research and development costs	96,404	-	237,286	-	237,286
Software development costs	-		-	-	737,300

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	126,016	90,678	317,689	289,683	14,718,531

OTHER (INCOME) EXPENSES
Interest, Royalty and Other Income	-	(1,071)	-	(8,855)	(82,138)
(Gain)/loss on sale of securities – related parties	-		2,987	(22,938)	(21,541)
Property option income	-		-	-	(130,000)
Write-down of investment in Legacy	-		-	-	128,288
Write-down of interest in ACGT Corporation	-		-	-	1,406,000
Write-down of interest in oil and gas properties	-		-	-	3,815,655
Loss on Iceberg Drive Inn Investment	-		-	-	85,000

TOTAL OTHER (INCOME ) EXPENSES	126,016	(89,607)	(320,676)	(257,890)	(19,919,795)

Loss before Income Taxes	-	-	-	-	(19,919,795)

Income Tax Provision	-	-	-	-	-

NET LOSS FOR THE PERIOD	$ (126,016)	$ (89,607)	$ (320,676)	$ (257,890)	$(19,919,795)

BASIC NET LOSS PER SHARE	$ (.01)	$ (.01)	$ (.02)	$ (.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	24,345,807	17,795,880	20,464,708	17,583,452

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,		For the period from January 1, 1996 to September 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (320,676)	$ (257,890)	$ (19,919,795)
Adjustments to reconcile net loss to net cash used in operating activities:		-
- fees and services paid for with common shares	6,000	31,250	3,413,053
- non cash research and development	105,000	-	105,000
- other stock-based compensation	-	16,579	21,919,468
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	-	2,970,718
- write-down of investment in Legacy Wine & Spirits	-	-	128,288
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (Gain)/loss on sale of securities held for resale – related parties	2,987	(22,938)	(21,816)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	-	-	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	(10,830)	(19,176)	310,137

CASH FLOWS USED IN OPERATING ACTIVITIES	(217,519)	(237,787)	(4,885,108)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes receivable	-	-	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	22,420	75,837	136,790
Interest in oil and gas properties, net of finders fees	-	-	(1,522,804)

CASH FLOWS USED IN INVESTING ACTIVITIES	22,420	75,837	(1,442,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	44,000	47,930	5,071,325
Net advances (to) from related parties	149,423	116,274	837,708
Advances receivable	-	-	420,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	193,423	164,204	6,329,033

NET INCREASE (DECREASE) IN CASH	(1,676)	(12,154)	1,047

CASH, BEGINNING OF PERIOD	2,723	25,682	-

CASH, END OF PERIOD	$ 1,047	$ 13,528	$ 1,047

Supplemental cash flow information (See Note 9)

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE 1 – NATURE OF OPERATIONS

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983.  The Company underwent a name change to Asdar Group on December 10, 1987, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on February 18, 2003, a name change to Avalon Gold Corporation on August 28, 2003, a name change to Avalon Energy Corporation on March 22, 2005, a name change to Shotgun Energy Corporation on September 25, 2007, and a name change to Organa Gardens International Inc. on February 26, 2009.  The Company was dormant from 1991 to 1996 and currently has no revenue generating operations.  In accordance with FASB ASC 915, “Development Stage Enterprises”, the Company was considered a development stage company since January 1, 1996. and as a result of changing its business focus to vertical hydroponic farming is still considered to be an development stage company. Expected operations will consist of growing fruits and vegetables using a rotary hydroponics vertical farming system designed with serviceability, ease-of-use and maximum harvest in mind.

GOING CONCERN

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $24,380,428 since inception, and further significant losses are expected to be incurred in the exploration and development of its resource properties, should the company be able to finance or joint venture its resource property. Losses are expected in the development of the vertical hydroponic farming project as well. The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its resource properties.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X Article 8 “Financial Statements of Smaller Reporting Companies” as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2008 indexed in Form 10-K.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three and nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE 2 – BASIS OF PRESENTATION (con’t.)

Stock-Based Compensation

The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

Recent Accounting Pronouncements

On July 1, 2009, the FASB officially launched the FASB ASC 105 --  Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP:  authoritative and nonauthoritative.  ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

In August 2009, the FASB issued ASU No. 2009-05 – Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU clarifies the fair market value measurement of liabilities.  In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach.  ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

In September 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent).  This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE 2 – BASIS OF PRESENTATION (con’t.)

.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events..ASC 855 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  ASC 855 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The adoption of this standard during the period did not have any impact on the Company’s financial position, cash flows or results of operations. The adoption of this standard during the period did not have any impact on the Company’s financial position, cash flows or results of operations. The Company has evaluated subsequent events up to and including November 16, 2009 and has determined there were no significant transactions.

In December 2007, the FASB issued an update to FASB ASC 805, “Business Combinations” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. This update also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This update is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted this update in the first quarter of 2009 without significant financial impact.

In December 2007, the FASB issued an update to FASB ASC 810, “Consolidation”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. This update is effective for the Company as of January 1, 2009. The Company adopted this this update in January 2009 without significant impact on the consolidated financial position, results of operations, and disclosures.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”.  SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 167. As of September 30, 2009, SFAS No. 167 has not been added to the Codification.

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE 2 – BASIS OF PRESENTATION (con’t.)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”.  SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” by eliminating the concept of special-purpose entity, requiring the reporting entity to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, changes the requirements for the de-recognition of financial assets, and provides for the sellers of the assets to make additional disclosures.  This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 166. As of September 30, 2009, SFAS No. 166 has not been added to the Codification.

In March 2008, the FASB issued an update to FASB ASC 815, “Derivatives  and Hedging”  This update is intended to enhance the current disclosure framework in FASB ASC 815.  Under this update, entities will have to provide disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815 and its related interpretations, and (c), how derivative instruments and related hedged items effect an entity’s financial position, financial performance and cash flows.  This update is effective for all financial statements issued for fiscal and interim periods beginning after November 15, 2008.  The Company does not currently have any derivative instruments, nor does it engage in hedging activities, therefore, the Company’s adoption of this update in the first quarter of 2009 was without significant financial impact.

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

During the nine month period ended September 30, 2009, the Company recorded an unrealized gain of $1,232. As a result, the carrying value of the available for sale shares of Golden Spirit is $3,945 as at September 30, 2009.

Legacy

During 2003 the Company settled an outstanding debt receivable of $122,988 from Legacy Mining Ltd. (“Legacy”) for the issue of 1,229,880 restricted shares of Legacy representing a then 9.8% interest in Legacy. During 2004, the Company wrote this investment down to $1 because management determined that it was not recoverable within a reasonable period of time.

Effective December 31, 2007, the Company recorded, as other comprehensive income for the year, a $604,440 unrealized gain in the carrying value of its shares of Legacy.

During the year ended December 31, 2008, the Company sold 150,000 Legacy shares resulting in a realized gain of $26,100 and recorded an additional unrealized gain of $270,562 to December 31, 2008. As a result, the carrying value of the available for sale shares of Legacy was $885,502 as at December 31, 2008.

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES – RELATED PARTIES (con’t)

During the nine month period ended September 30, 2009, the Company sold 30,985 Legacy shares resulting in a realized loss of $2,987 (net of commissions of $595) and recorded an additional unrealized loss of $713,249 to September 30, 2009. As a result, the carrying value of the available for sale shares of Legacy is $ 146,846 as at September 30, 2009.

Available for sale securities – related parties include the following:

	September 30,	December 31,
	2009	2008

1,048,895 (2008-1,079,880) shares of Legacy Wine & Spirits	$ 146,846	$ 885,502
98,612 (2008- 98,612) shares of Golden Spirit Enterprises Ltd.	3,945	2,712

	$ 150,791	$ 888,214

NOTE 4 – OIL AND GAS PROPERTIES

Oil and gas properties include the following:

	September 30,	December 31,
	2009	2008

Acquisition and exploration costs, unproved, not subject to depletion.	$ 3	$ 3

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

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE 4 – OIL AND GAS PROPERTIES

The Company shall pay 100% of all costs of drilling the first two wells drilled on the acreage along with 100% of all costs of logging or testing the wells.  If either of the first two test wells is deemed a dry hole, the Company shall pay 100% of all costs of plugging and abandoning such well(s) and restoration of the surface upon which the well(s) reached its authorized depth and completion of all tests deemed necessary by the Operator.  If the Company elects to complete either or both of the first two wells drilled on the acreage, the Company shall pay 100% of all completion costs through the tanks along with any costs associated to hook up the well(s) to pipeline for the well(s) to be capable of producing into a commercial pipeline for sale.  After the first two wells drilled, if productive, are hooked-up to a pipeline and capable of producing oil and gas in commercial quantities, the Company shall pay 85% of all costs of operating the first two wells and Pioneer shall pay 15% of the operation costs of such wells as reflected in their working interest ownership in such wells.  The Company is required to drill a well on the acreage before November 1, 2010, or the acreage acquired will revert back to Pioneer.  Since 2008, the Company has been seeking joint venture drilling partners in order to meet its 2010 drilling commitment and to date has been unable to secure a joint venture drilling partner or raise the capital to satisfy an approximate $12,000,000 drilling cost for a 15,000 ft. initial well. Due to this inability to find funding, the Uinta property is being carried at a nominal value of $1 due to the uncertainty of realization. The Company will continue to seek joint venture drilling partners and funding until the 2010 drilling deadline expires. No costs were incurred during the nine months ended September 30, 2009 and for the year ended December 31, 2008 - $Nil).

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

Under the terms of the acquisition, the Company issued 3,500,000 restricted 144 shares to Organa Gardens Inc.and/or its nominees (issued) and render a cash commitment of up to $250,000 to complete the final steps of taking the OGS-D and OGS-E to market. This agreement replaces the agreement dated March 9, 2009.

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE 5 – ACQUISITION (con’t.)

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the nine months ended September 30, 2009, the Company incurred $237,286 in research and development costs. No costs were incurred for the year ended December 31, 2008.

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

The Company has been amortizing the costs of these services over the respective terms of the contracts.  At September 30, 2009, the unamortized portion of the deferred compensation totaled $11,000 (December 31, 2008 - $17,000).

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

(1)

2009 Stock Transactions

During the nine months ended September 30, 2009:

(a)  The Company issued a total of 500,000 common shares to four (4) placees pursuant to certain private placement agreements. The Company received proceeds of $44,000.

(b)   On June 9, 2009 the Company issued 3,500,000 restricted common shares valued at $105,000 with respect to the acquisition of the assets of Organa Gardens Inc. See note 5.

(c)  The Company issued a total of 7,423,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan at $0.03 per share to satisfy debt to related parties in the amount of $222,690.

(2)     2008 Stock Transactions

During the nine months ended September 30, 2008:

(a) On January 4, 2008, the Company issued a total of 200,000 common shares pursuant to the Company’s 2007 Stock Incentive and Option Plan at $0.13 per share for total proceeds of $26,000.

(b)  On February 27, 2008, the Company issued 50,000 restricted common shares valued at $5,500 to a director for his current services.

(c) On July 21, 2008, the Company issued a total of 219,300 common shares pursuant to the Company’s 2007 Stock Incentive and Option Plan at $0.10 per share for total proceeds of $21,930.

(d) On September 16, 2008, the Company issued 25,000 restricted common shares valued at $1,750 to a director for his current services.

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE 7- STOCKHOLDERS’ EQUITY (con’t.)

(3)

   2009 Stock Options

       During the nine months ended September 30, 2009, 7,423,000 stock options were granted by the Company, which were immediately exercised. Accordingly, no compensation expense was recorded.

(a)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2007	-	-	-

Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11
Balance, December 31, 2008	-	-	-
Granted during the period	7,423,000	0.03
Exercised during the period	(7,423,000)	0.03

Balance, September 30, 2009	-	-	-

(b)

As of September 30, 2009, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(c)

As of September 30, 2009, there were 1,539,033 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

(d)

As of September 30, 2009, there were 77,000 stock options available for grant under the Company’s 2009 Stock Incentive and Option Plan.

(e)  On June 29, 2009, the Company filed Registration Statements on Form S-8 to register 7,500,000 to be issued pursuant to the Company’s 2009 Stock Incentive and Option Plan. During the nine months ended September 30, 2009, 7,423,000 options were granted at a price of $0.03 per share to satisfy debt to related parties.

(4) 2008 Stock Options

During the nine months ended September 30, 2008, the Company granted a total of 419,300, 5 year common stock options exercise prices between $0.10 and $0.13 per share. The Company recognized stock-based compensation of $16,579 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE 7- STOCKHOLDERS’ EQUITY (con’t.)

(e)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	-
Granted during 2007	601,667	0.21	5 years
Exercised during 2007	(601,667)	-
Balance, December 31, 2007	-
Granted during 2008	419,300	0.11	5 years
Exercised during 2008	(419,300)
Balance, September 30, 2008	-

(f)

As of September 30, 2008, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(g)

As of September 30, 2008, there were 1,539,033 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

(h)

During 2008, the Company granted a total of 419,300, 5 year common stock options at exercise prices ranging from $0.10 per share to $0.13 per share.  The Company recognized stock-based compensation of $16,579 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(i)

As of December 31, 2008, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(j)

As of December 31, 2008, there were 1,758,333 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2009, the Company incurred $3,660 (2008 -$9,731) in management fees to directors. As at September 30, 2009 the Company owes $9,000 in management fees.

During the nine months ended September 30, 2009, the Company incurred $16,958 (2008 - $20,534) in rent and office expenses to a private company controlled by a shareholder.

During the nine months ended September 30, 2009, the Company incurred $- (2008 - $47,724) in consulting fees, the majority of it which was to a shareholder who is part of management and $3,681 (2008 - $16,859) in professional fees to employees.

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS (con’t.)

During the nine months ended September 30, 2009, two companies controlled by significant shareholders earned $6,000 (2008 - $24,000) pursuant to prepaid services agreements.

At September 30, 2009, an amount of $5,903 (December 31, 2008 - $32,747) was payable to Golden Spirit.  These amounts are non-interest bearing and have no specific terms of repayment.

At September 30, 2009, an amount of $167,172 (December 31, 2008 - $116,631) was receivable from Legacy.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

The following amounts are due to related parties at:

	September 30, 2009	December 31, 2008

Director	$ 9,000	$ 9,000
Significant shareholders	(2,938)	58,438

	$ 6,062	$ 67,438

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended September 30,
	2009	2008
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The Company issued 7,423,000 shares of common stock with a value of $222,690 for satisfaction of debt to related parties during the nine month period ended September 30, 2009. No stock was issued for this purpose during the nine months ended September 30, 2008.

The Company paid no cash for interest and income taxes for the nine months ended September 30, 2009 and 2008.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation (“Empire”) for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”).  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of September 30, 2009 and December 31, 2008, the Company is still in the process of having the certificates released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and

ORGANA GARDENS INTERNATIONAL INC.

(formerly Shotgun Energy Corporation)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (con’t.)

expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of September 30, 2009 and December 31, 2008.

Commencing August 1, 2002, the Company has leased 1,250 sq. ft of office space from Holm Investments Ltd. at $2,050 per month for a period of 3 years which was renewed for an additional 3 years at $2,050 per month and renewed again commencing August 1, 2008 for 3 additional years at $2,200 per month.

NOTE 11 – SUBSEQUENT EVENTS

In October, 2009, the Company issued 900,000 shares at $0.03 per share pursuant to the Company’s 2006 Stock Incentive and Option Plan for proceeds of $27,000.

In November, 2009, the Company filed a Registration Statement on Form S-8 to cover 10,000,000 shares of common stock to be issued pursuant to the Company's 2009 Stock Option and Incentive Plan.

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

Our Company has undertaken a new  project in 2009. Organa Gardens International Inc. has a vertical hydroponics farming system built to make the most efficient use of light, energy, water, land, temperature and production cycle while growing the highest quality and healthiest plants in an optimum, consistent environment unaffected by weather. The Organa Garden Systems (OGS) provide a means for food production and consumption change to global environmental and ecological sustainability through vertical hydroponics rotary farming.

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

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the nine months ended September 30, 2009, the incurred $237,286 in research and development costs. (2008 – Nil)

Our Oil and Gas Properties

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

The Company has received $Nil in oil royalties for the three months ended September 30, 2009

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

* Conduct another drilling program in 2008 to increase production, earnings, and cash flow per share, thereby increasing shareholder value

Derek Oil & Gas Corporation  has secured from a U.S.A. governmental agency the use of twelve beam pumping units that will aid the advancement towards the goal of achieving commercial petroleum production at the Wyoming based LAK Ranch Project. Six of these beam pumping units will be deployed on the Company's existing pilot vertical steam drive production wells. Management believes that this equipment change will improve productivity, lifting efficiencies, steam drive response and enable higher bottom-hole temperatures. The remaining six beam pumping units will be utilized later in 2009. Previous artificial lift in our pilot project consisted of progressive cavity pumping units that could not withstand the reservoir temperatures reached during a thermal recovery project.

Derek's current focus is on the further development and increasing production from their prime property located in NE Wyoming's prolific Powder River Basin.

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

During the nine month period ended September 30, 2009, the Company recorded an unrealized gain of $1,232. As a result, the carrying value of the available for sale shares of Golden Spirit is $3,945 as at September 30, 2009.

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

During the nine month period ended September 30, 2009, the Company sold 30,985 Legacy shares resulting in a realized loss of $2,987 (net of commissions of $595) and recorded an additional unrealized loss of $713,249 to September 30, 2009. As a result, the carrying value of the available for sale shares of Legacy is $ 146,846 as at September 30, 2009.

Available for sale securities – related parties include the following:

	September 30,	December 31,
	2009	2008
1,048,895 (2008-1,079,880) shares of Legacy Wine & Spirits	$ 146,846	$ 885,502
98,612 (2008- 98,612) shares of Golden Spirit Enterprises Ltd.	3,945	2,712

	$ 150,791	$ 888,214

Liquidity and Capital Resources.

At September 30, 2009, we had total assets of $322,437 including cash of $1,047 and taxes recoverable of $3,424.  We have $3 invested in oil and gas properties, which is represented by $1 for 13,189 acres of gas leases located in Utah, $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California.  We have available for sale securities with a fair value of $150,791 as at September 30, 2009 and a long-term receivable from Legacy Wine & Spirits International Ltd. at a value of $167,172. As of December 31, 2008, we had total assets of $1,042,425. The decrease in assets is primarily due to a decrease in the fair value of available for sale securities.

At September 30, 2009, we had current liabilities of $481,784, which was represented by accounts payable and accrued liabilities of $469,819, $114,340 due to related parties and $5,903 due to Golden Spirit Enterprises Ltd. As of December 31, 2008 we had current liabilities of $546,770. The slight decrease in liabilities was a result of a decrease in related party payables.  At September 30, 2009, we had a working capital deficiency of $477,313 (December 31, 2008 - $541,940).

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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended September 30, 2009 was $126,016 (2008 - $89,607). This increase in loss was due to the incurrence of research and development costs.

From inception to September 30, 2009 our Company has incurred cumulative net losses of $24,380,428 resulting primarily from the write-down of $3,815,655 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of its investment in Legacy Wine & Spirits International Ltd. of $128,288 and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $6,770,218, office and general expenses of $2,652,163; professional fees of $1,099,750; interest expense of $98,282, software development costs of $737,300 and research and development costs of $237,286. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Enterprises Ltd. (See Item 2, Utah property) ,$82,138 in interest and royalty income and a gain on the sale of securities – related parties of $21,541.

The cash and equivalents constitute our present internal sources of liquidity.

Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

Our Plan of Operation for the Next Twelve Months

We do anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern. Organa Gardens International Inc. does not anticipate any significant exploration costs within the next 12 months, nor does the Organa Gardens International Inc. anticipate that it will lease or purchase any significant equipment within the next 12 months. Organa Gardens International Inc. does not anticipate a significant change in the number of its employees within the next 12 months. However, Organa Gardens International Inc. will be required to raise $250,000 for its new hydroponic vertical farming project – See above.

Off-Balance Sheet Arrangements

Our company has not entered into any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2009, we had cash in the amount of $1,047. We have not generated any revenues since inception and have incurred a net loss of $24,380,428 from our inception on January 1, 1996 to September 30, 2009. Our current operating funds are insufficient to cover an environmental study and permitting and preparation costs to initiate drilling of a gas well. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated exploration expenditures.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently in examining various alternatives to resolve this matter .CGG Veritas has not proceeded with litigation as of September 30, 2009.

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

(1)   2009 Stock Transactions

During the nine months ended September 30, 2009:

(a)  The Company issued a total of 500,000 common shares to four (4) placees pursuant to certain private placement agreements. The Company received proceeds of $44,000.

(b)   On June 9, 2009, the Company issued 3,500,000 restricted common shares valued at $105,000 with respect to the acquisition of the assets of Organa Gardens Inc. See note 5.

(c)  The Company issued 7,423,000 shares of common stock with a value of $222,690 for satisfaction of debt to  related parties during the nine month period ended September 30, 2009.

(2)     2008 Stock Transactions

During the nine months ended September 30, 2008:

(a) On January 4, 2008, the Company issued a total of 200,000 common shares pursuant to the Company’s 2007 Stock Incentive and Option Plan at $0.13 per share for total proceeds of $26,000.

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

(3)

   2009 Stock Options

       During the nine months ended September 30, 2009, 7,423,000 stock options were granted by the Company.

(a)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance December 31, 2007	-	-	-
Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11
Balance December 31, 2008	-	-	-
Granted during the period	7,423,000	0.03
Exercised during the period	(7,423,000)	0.03
Balance,September3, 2009	-	-	-

(b)

As of September 30, 2009, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(c)

As of September 30, 2009, there were 1,539,033 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

(d)

As of September 30, 2009, there were 77,000 stock options available for grant under the Company’s 2009 Stock Incentive and Option Plan.

(e)

On June 29, 2009, the Company filed Registration Statements on Form S-8 to register 7,500,000 to be issued pursuant to the Company’s 2009 Stock Incentive and Option Plan. During the nine months ended September 30, 2009, 7,423,000 options were granted at a price of $0.03 per share. The Company recognized stock-based compensation of $148,460 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(4) 2008 Stock Options

During the nine months ended September 30, 2008, the Company granted a total of 419,300, 5 year common stock options exercise prices between $0.10 and $0.13 per share. The Company recognized stock-based compensation of $16,579 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(f)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance December 31, 2006	-
Granted during 2007	601,667	0.21	5 years
Exercised during 2007	(601,667)	-
Balance December 31, 2007	-
Granted during 2008	419,300	0.11	5 years
Exercised during 2008	(419,300)
Balance September 30, 2008	-

(g)

As of September 30, 2008, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(h)

As of September 30, 2008, there were 1,539,033 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

(i)

During 2008, the Company granted a total of 419,300, 5 year common stock options at exercise prices ranging from $0.10 per share to $0.13 per share.  The Company recognized stock-based compensation of $16,579 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company

(j)

As of December 31, 2008, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(k)

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

ORGANA GARDENS INTERNATIONAL INC.

Date: November 16,2009	By: /s/ C. Scheive
Christopher Scheive
President and C.E.O

Date: November 16, 2009	By: /s/ J. Cruz
Jaclyn Cruz
Secretary. Treasurer and C.F.O.