Form 10-K
period 2009-12-31
ORGANA GARDENS INTERNATIONAL INC.
filed 2010-04-12
CIK 746631

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0-14278

ORGANA GARDENS INTERNATIONAL INC.

NEVADA	88-01955105
(STATE OF INCORPORATION)	(I.R.S. ID)

1802 GOYA STREET, JONQUIERE, QUEBEC, G7Z 1C3

(514) 688-3289

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK    OTC:BB

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.001

(Title of Class)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a smaller reporting company.

Large accelerated filer ¨

     Accelerated filer   ¨

Non-accelerated filer   ¨   (Do not check if a smaller reporting company)                Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes    ☒  No

As of March 31, 2010, there were 32,070,133 shares of the issuer's $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference:  None

 Organa Gardens International Inc.
FORM 10-K

For The Fiscal Year Ended December 31, 2009

INDEX

PART I

3

ITEM 1.    BUSINESS

3

ITEM 1A.  RISK FACTORS

8

ITEM 1B.  UNRESOLVED STAFF COMMENTS

8

ITEM 2.    PROPERTIES

9

ITEM 3.    LEGAL PROCEEDINGS

9

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

10

PART II

10

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF

                     EQUITY SECURITIES

10

ITEM 6.    SELECTED FINANCIAL DATA

14

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

14

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

16

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

16

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING AND FINANCIAL DISCLOSURE

42

ITEM 9A.  CONTROLS AND PROCEDURES EVALUATION OF  DISCLOSURE CONTROLS AND PROCEDURES

42

ITEM 9B.  OTHER INFORMATION

43

PART III

44

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

44

ITEM 11.    EXECUTIVE COMPENSATION

44

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

                        MATTERS

45

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND  DIRECTOR INDEPENDENCE

45

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

47

PART IV

47

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

48

SIGNATURES

49

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

Our Vertical Hydroponic Farming System Project

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

The Company needs to raise up to $500,000 US to market and fulfill the required obligations of OGI as outlined in the supplemental agreement(s) to follow. The Company and Organa Gardens Inc. agree to allow the shares to sit in trust for a period of 5 years in order for OGI to meet its sales goals. Should the requirements not be met in all or part, then all of the remaining shares will be returned back to the treasury of the Company.

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

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the year ended December 31, 2009, the Company incurred $278,231 in research and development costs. (2008 – $Nil)

Currently, the Company is in the process of applying for a world-wide patent for its vertical hydroponic farming system, Organa Gardens System - Enterprise (OGS-E). The management of Organa Gardens is in the final steps of determining the types of materials that will be used to mass produce the OGS-E units economically so that the units can be sold and used affordably by the general population who would like to grow their own food organically and efficiently.

Further, The Company is in discussions with a China-based company to manufacture and distribute the Company's Organa Garden Systems-Enterprise (OGS-E) Initial marketing emphasis will target second tier cities such as Chengdu and Tianjin in central and northern China where farming is seasonal. The recent explosive growth of the Chinese organic produce sector is a big advantage, having increased tenfold between 1999 and 2004 and has since continued to be aggressively promoted and supported by the Chinese government. Organa Garden's growing wheel will enable the tier two cities to grow organic foods without the risks of pesticides, crops pest, and soil-borne diseases while reaping the rewards of higher yields and seasonal extension of crop growth. Organa Gardens will allow China to grow organic foods on a smaller scale to accommodate variable demands while being cost and energy efficient.

Our Oil and Gas Properties

The Wyoming Property.

The Company owns a 0.7% gross overriding royalty interest on 6,360 acres of oil and natural gas rights located in the Powder River Basin of eastern Wyoming carried at a nominal value of $1 due to the uncertainty of realization.

Derek Oil and Gas Corporation, a public company on the TSX and the operator, now holds a 95% working interest in the LAK Ranch project and is the project operator. The LAK Ranch Project is a strong fit for Derek's corporate focus of using enhanced oil recovery (EOR) techniques to develop new production from reservoirs in North America. Derek and its partner, SEC Oil and Gas Partnership are confident in the ability of Derek's management to drive this project forward as promptly as possible in 2007.

Based on Organa’s ongoing agreement with respect to the LAK Ranch,  if Derek sells any or all of its interest in the LAK Ranch Property, it will pay to Organa, subject to adjustments, 7.5% of the net sales proceeds on the first USD $7,500,000 and 1% on any balance over and above USD$7,500,000.

The LAK Ranch field, originally discovered in the 1920s, covers approximately 7,500 acres in the Powder River basin. Historically, oil production has been sporadic from a limited number of wells completed in the Newcastle Sand due to the abnormally low reservoir temperature in this part of the basin. However, the oil contains high levels of naphtha and the viscosity should respond dramatically to the application of heat through steam injection. To date, Derek has completed SAGD test well pair that was drilled to a depth of 1,000 feet and 1,800 feet horizontally into the Newcastle sand formation. More than 5,000 barrels of oil were recovered in limited preliminary testing. Organa, through its predecessor Asdar has received royalty payments from the sale of every barrel of oil sold to date.

The Company has received $Nil in oil royalties for the year ended December 31, 2009 (2008 - $3,361).

According to Company management, they have determined that the Lak Ranch project required greater steam capacity than previously planned. Management therefore secured the use of two 50 million BTU generators. Plans are currently underway to have these generators in use as soon as possible.. With the addition of more steam, the 2007 12 well program area is expected to begin to produce as forecast. In reviewing the 12 well program, management also determined that certain facilities required upgrading and that the pattern of injectors and producers was not optimal. The capital plan for 2008-09 called for revisions to the pattern and facilities upgrades, in combination with the moving of the generators. The cost of this capital plan is $1.4 million, some of which was raised in the year and the balance (about $250,000) is yet to be raised. As part of this capital plan, the Company has also secured the use of 12 beam pumps for a period of five years. Six of these pumping units are currently on site and deployed on the existing wells and have led to a modest increase in production.

The lack of steam capacity has resulted in the Company missing its target of commercial production by early fiscal 2009. As a consequence of the protracted period of low production the Company has had to raise more capital than originally planned and will need to raise more capital as we move forward. Management is confident that the capital needs of the project will be met.

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

The Company has spent a total of $970,279 in acquisition costs and $604,442 in development costs on the Uinta property to date. On January 4, 2007, the USDA Forest Service decided to allow Organa to conduct their first proposed seismic exploration project. Organa’s project would consist of approximately 7 miles of 2D seismic exploration in the Strawberry Peak and Shotgun Draw area of the South Unit of the Ashley National Forest.

Due to seasonal access constraints, it is expected that the project would not begin until summer of 2007.  Recording sensors would be placed along the seismic lines every 22 feet, with surface cables connecting the sensors to a central recording station (large truck).  Recording sensors consist of a small microphone, attached to a metal stake.  Shot-holes would also be drilled along the seismic line, every 330 feet, to a depth of about 60 feet.  Drill holes would be loaded with a small explosive charge, backfilled with cuttings and swelling clays, and then shot to produce seismic energy.  Drilling of the shot holes would be conducted using small portable drilling rigs, transported from site to site by either buggy or helicopter.  Along existing roads, buggy drills would be used, whereas helicopter drills would be used on steep topography away from existing roads. Access to the seismic line off of existing roads would be by helicopter, by foot, or by ATV.  No new roads would be required, and no vegetation would need to be cleared or removed.  After completion, all recording sensors and surface cables would be removed.  The entire operation is expected to last about 10 days. The Company is currently accepting bids to complete the first seismic line. The Company has accepted a bid from CGG Veritas of Houston to complete the first seismic line. Preparations for the Vibrator Seismic Shoot continue on schedule with the surveying work having been completed the week of August 6, 2007.  The vibrator seismic line will be shot under the direction of Veritas DGC Land Inc of Denver covering eight miles along the forest road.  The line travels in an east west direction over the southwestern edge of the property and after cutting the north-west regional fault, swings north-north-east along Twelve Hundred Dollar Ridge spanning the property in that direction and crossing two of the three well locations. This ridge is sub-parallel to the north-south regional fault which also represents possible stratigraphic closure for shallower target horizons. In October, 2007, we confirmed the completion of the 2D Seismic Shoot despite inconsistent weather conditions.

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

The Company is required to drill a well on the acreage before November 1, 2010, or the acreage acquired will revert back to Pioneer.  During the year ended December 31, 2008 the Company incurred $Nil (2007 -$508,435) on  exploration of the property. The Company was seeking joint venture drilling partners during 2008 in order to meet its 2010 drilling commitment. The Company was unable to secure a joint venture drilling partner or raise any capital to satisfy an approximate $12,000,000 drilling cost for a 15,000 ft. initial well. Due to this inability to find funding, the Uinta property is being carried at a nominal value of $1 due to the uncertainty of realization. During the year ended December 31, 2009, the Company re-conveyed its interest in the Uinta property to its original owner, Pioneer Oil and Gas.

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

During the year ended December 31, 2009, the Company recorded an unrealized gain of $1,232. As a result, the carrying value of the available for sale shares of Golden Spirit is $3,945 as at December 31, 2009.

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

During the year ended December 31, 2009, the Company sold 30,985 Legacy shares resulting in a realized loss of $2,987 (net of commissions of $595) and recorded an additional unrealized loss of $797,161 to December 31, 2009. As a result, the carrying value of the available for sale shares of Legacy is $ 62,934 as at December 31, 2009.

Available for sale securities – related parties include the following:

	December 31,	December 31,
	2009	2008

1,048,895 (2008-1,079,880) shares of Legacy Wine & Spirits	$ 62,934	$ 885,502
98,612 (2008- 98,612) shares of Golden Spirit Enterprises Ltd.	3,945	2,712
	$ 66,879	$ 888,214

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of the dates specified in the following table, Organa Gardens International Inc. held the following property in the following amounts:

Property

December 31, 2009

December 31, 2008

-----------------------------------------------------------------------------------------------------------------

Cash and equivalents

US $ 1,592

US $ 2,723

Organa Gardens International Inc. defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. Organa Gardens International Inc. does not presently own any interests in real estate. Organa Gardens International Inc. does not presently own any inventory or equipment.

Facilities. Organa Gardens International Inc. does not own any real or personal property. Prior to August 1, 2000, Organa Gardens International Inc.'s President provided office space. However, as of August 1, 2000, Organa Gardens International Inc. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,050 per month for a period of 3 years and has been renewed for an additional 3 years at $2,050 per month. The current tenancy agreement began August 1, 2008 for a period of 3 years at $2,200 per month. Organa Gardens International Inc.'s principal corporate offices are located at 1802 Goya Street, jonquiere, Quebec, G7Z 1C3.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 20, 2009, the majority of the shareholders entitled to vote on such matters approved a change of name from Organa Gardens International Inc. to “Organa Gardens International Inc.”  On February 26, 2009, a Certificate of Amendment to its Articles of Incorporation was filed with the State of Nevada changing the name to Organa Gardens International Inc. The Company also took the necessary steps to change its symbol and CUSIP Number. Therefore, the CUSIP Number has changed from 825358 10 4 to 68618Y 10 6. Effective at the opening of business on April 7, 2009, the symbol will change from SGNE to “OGNG”.  The name change did not involve any change in the issued or authorized capital of the Company.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As at December 31, 2009 there were approximately 2,000 holders of the outstanding shares of the Organa Gardens International Inc.'s $0.001 par value common stock.  Organa Gardens International Inc. participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the most recent trading symbol "OGNG".  According to quotes provided by stockhouse.com, the Organa Gardens International Inc.'s common stock has closed at:

Quarter

High

Low

2007 First Quarter

$0.33

$0.20

2007 Second Quarter

$0.26

$0.21

2007 Third Quarter

$0.30

$0.18

2007 Fourth Quarter

$0.27

$0.16

2008 First Quarter

$0.16

$0.07

2008 Second Quarter

$0.14

$0.10

2008 Third Quarter

$0.13

$0.08

2008 Fourth Quarter

$0.10

$0.02

2009 First Quarter

$0.25

$0.10

2009 Second Quarter

$0.10

$0.03

2009 Third Quarter

$0.04

$0.02

2009 Fourth Quarter

$0.02

$0.01

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

Common Stock. Organa Gardens International Inc. is authorized to issue 200,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of Organa Gardens International Inc. constitute equity interests in Organa Gardens International Inc. entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments.  As of December 31, 2009, 30,865,133 shares of the Organa Gardens International Inc.'s common stock were issued and outstanding.

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

Sales of Securities

(1)

2009 Stock Transactions

During the year ended December 30, 2009:

(a)  The Company issued a total of 500,000 common shares to four (4) placees pursuant to certain private placement agreements. The Company received proceeds of   $44,000.

(b)   On June 9, 2009 the Company issued 3,500,000 restricted common shares valued at $105,000 with respect to the acquisition of the assets of Organa Gardens Inc.

(c)

The Company issued a total of 7,598,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan at $0.02 -$0.03 per share to satisfy debt to related parties in the amount of $226,190.

(d)

The Company issued a total of 900,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan at $0.03 per share for cash proceeds of $27,000.

(e)

On November 18, 2009, the Company issued 500,000 restricted common shares valued at $7,600 to a consultant pursuant to a deferred compensation agreement.

(2)

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

(3)

2009 Stock Options

During the year ended December 31, 2009, 8,498,000 stock options were granted by the Company, which were immediately exercised. Accordingly, no compensation expense was recorded.

(a)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2007	-	-	-

Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11
Balance, December 31, 2008	-	-	-
Granted during the period	8,498,000	0.03
Exercised during the period	(8,498,000)	0.03

Balance, December 31, 2009	-	-	-

(b)

As of December 31, 2009, there were 1,333,333 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(c)

As of December 31, 2009, there were 120,700 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

(d)

As of December 31, 2009, there were 77,000 stock options available for grant under the Company’s 2009 Stock Incentive and Option Plan.

On June 29, 2009, the Company filed Registration Statements on Form S-8 to register 7,500,000 to be issue pursuant to the Company’s 2009 Stock.Incentive and Option Plan. During the year ended December 31, 2009, 7,598,000 options were granted at prices between $0.02- $0.03 per share to satisfy debt to related parties in the amount of $226,290 and 900,000 options were granted at a price of $0.03 per share for cash proceeds of $27,000.

(4)

2008 Stock Options

During the year ended ended December 31, 2008, the Company granted a total of 419,300, 5 year common stock options exercise prices between $0.10 and $0.13 per share.  The Company recognized stock-based compensation of $16,579 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(e)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	-
Granted during 2007	601,667	0.21	5 years
Exercised during 2007	(601,667)	-
Balance, December 31, 2007	-
Granted during 2008	419,300	0.13	5 years
Exercised during 2008	(419,300)
Balance, December 31, 2008	-	-	-

(f)

As of December 31, 2008, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(g)

As of December 31, 2008, there were 1,539,033 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

ITEM 6.    SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

Fiscal Year Ended December 31	2009	2008	2007	2006	2005

Revenue	$ Nil	$ Nil	$ Nil	$ Nil	$ Nil
Operating Loss	(417,393)	(342,795)	(557,266)	(770,863)	(1,950,963)
Net Loss	(420,380)	(1,871,917)	(518,789)	(738,090)	(1,950,963)
Basic net loss per share	0.02	0.11	0.03	0.02	0.06
Cash dividends declared per share	-	-	-	-	-
Cash, cash equivalents, and short-term investments	2,792	4,830	34,577	372,579	41,891
Total assets	201,047	1,042,425	2,430,015	1,675,031	1,254,942
Long-term obligations	-	-	-	-	-
Stockholders’ equity (deficit)	(309,619)	495,655	1,922,877	1,527,927	1,171,469

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

Liquidity and Capital Resources.

For the year ended December 31, 2009, we had total assets of $201,047, compared to total assets in 2008 of $1,042,425. This includes a cash balance of $1,592, compared to $2,723 in 2007.  We also have taxes recoverable of $1,200.  We have $3 invested in oil and gas properties.  We have available for sale securities with a fair value of $66,879 as at December 31, 2009 and a long-term receivable from Legacy Wine & Spirits International Ltd. of $131,373. The decrease in assets was primarily due to the unrealized loss on available for sale securitie – related party.

At December 31, 2009, we had current liabilities of $510,666, which was represented by accounts payable and accrued liabilities of $490,160, $13,253 due to related parties and $7,253 due to Golden Spirit Enterprises Ltd. At December 31, 2008 we had current liabilities of $546,770. The decrease in liabilities was due to a decrease in amounts due to related parties.  At December 31, 2009, we had a working capital deficiency of $(507,874) (2008 - $(541,940).

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

Results of Operations

We realized interest and royalty income in 2009 of $Nil (2008- $11,068), which represents all of our income from operations to date. During the year ended December 31, 2009 the loss is $420,380 (2008 - $1,871,917).  This decrease in loss was due to no write downs of any property.

From inception to December 31, 2009 Organa Gardens International Inc. has incurred cumulative net losses of $24,480,132 resulting primarily from the write-down of $3,815,655 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of its investment in Legacy Wine & Spirits International Ltd. and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $4,856,236, office and general expenses of $2,676,343; professional fees of $1,128,442; interest expense of $98,282 and software development costs of $737,300. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Enterprises Ltd. (See Part I, Item 3- Utah property).

The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

Our Plan of Operation for the Next Twelve Months

We do anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern.  We will need to fund the research and development of the vertical hydroponic farming system design. To the extent that additional capital is raised through the sale of equity or equity- related securities, the issuance of such securities could result in dilution of our stockholders.  There can be no assurance that additional funding will be available on favorable terms, if at all.  If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

Organa Gardens International Inc. does not anticipate some expenditures within the next 12 months for further research and development of its vertical hydroponic farming system design .The Company may elect to raise funds for further research and developmnet through equity financing or possible joint venture partnerships. Organa Gardens International Inc. does not anticipate any significant exploration costs within the next 12 months, nor does the Organa Gardens International Inc. anticipate that it will lease or purchase any significant equipment within the next 12 months. Organa Gardens International Inc. does not anticipate a significant change in the number of its employees within the next 12 months. However, Organa Gardens International Inc.will be required to raise $500,000 for its new hydroponic vertical farming project – See above.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Securities held in our equity and other investments portfolio and equity derivatives are subject to price risk, and generally are not hedged.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Organa Gardens International, Inc.

Quebec, Canada

We have audited the accompanying balance sheets of Organa Gardens International, Inc. (formerly Shotgun Energy Corporation) (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two year period ended December 31, 2009 and for the cumulative period from January 1, 1996 (inception of development stage) through to December 31, 2009. Organa Gardens International Inc.’s management is responsible for these statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Organa Gardens International as of December 31, 2009 and 2008, and the results of its activities and  cash flows for each of the years in the two year period ended 2009 and for the cumulative period from January 1, 1996 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America..

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

L.L. Bradford & Company, LLC

/s/: April  8, 2010

Las Vegas, Nevada

 ORGANA GARDENS INTERNATIONAL INC.

(A Development Stage Company)

 BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$ 1,592	$ 2,723
Taxes recoverable	1,200	2,107
TOTAL CURRENT ASSETS	2,792	4,830

AVAILABLE FOR SALE SECURITIES – related parties	66,879	888,214
DUE FROM GOLDEN SPIRIT ENTERPRISES LTD.	-	32,747
DUE FROM LEGACY WINE & SPIRITS INTERNATIONAL LTD.	131,373	116,631
OIL AND GAS PROPERTIES, (full cost method of accounting, unproven)	3	3

TOTAL ASSETS	$ 201,047	$ 1,042,425

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 490,160	$ 479,332
Due to related parties	13,253	67,438
Due to Golden Spirit Enterprises Ltd.	7,253	-
TOTAL CURRENT LIABILITIES	510,666	546,770

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Preferred: - Class A voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
Common stock, $.001 par value, 200,000,000 shares authorized
30,865,133 (December 31, 2008 – 17,867,833) shares issued and outstanding	30,865	17,866
Additional paid-in capital	24,104,343	23,707,552
Deferred Compensation	(15,756)	(17,000)
Deficit accumulated during the development stage	(20,019,499)	(19,599,119)
Deficit accumulated prior to the development stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive loss	51,061	846,989
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(309,619)	495,655

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$ 201,047	$ 1,042,425

The accompanying notes are an integral part of these financial statements

 ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ended December 31, 2009	Year ended December 31, 2008	Cumulative from January 1, 1996 (inception of development stage) to December 31, 2009

GENERAL AND ADMINISTRATIVE EXPENSES
Litigation settlement	$ -	$ -	$ 2,291,070
Management and consulting fees	14,237	182,217	4,856,236
Consulting fees – stock based compensation	-	16,579	1,919,869
Exploration Costs	-	-	113,678
Loss on settlement of debt	-	-	718,784
General and administrative	81,188	97,378	2,676,343
Professional fees	43,737	46,621	1,128,442
Interest expense	-	-	98,282
Research and Development costs	278,231	-	278,231
Software development costs	-	-	737,300

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	417,393	342,795	14,818,235

OTHER (INCOME) EXPENSES
Interest, Royalty and other Income	-	(11,068)	(82,138)
(Gain)/loss on sale of securities – related party	2,987	(24,528)	(21,541)
Property Option Income	-	-	(130,000)
Write-down of investment in Legacy Wine & Spirits International	-	-	128,288
Write-down of interest in ACGT Corporation	-	-	1,406,000
Write-down of interest in oil and gas properties	-	1,564,718	3,815,655
Loss on Iceberg Drive Inn Investment	-	-	85,000

TOTAL OTHER (INCOME) EXPENSES	2,987	1,529,122	5,201,264

Loss before Income Taxes	(420,380)	(1,871,917)	(20,019,499)
Income Tax Provision	-	-	-

NET LOSS	$ (420,380)	$(1,871,917)	$ (20,019,499)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.01)	$ (0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	22,929,130	17,717,221

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF EXPLORATION STAGE) TO DECEMBER 31, 2009

				Accumulated					Deficit
			Additional	Other				Promissory	Accumulated
	Number		Paid In	Comprehensive	Deferred		Treasury	Notes	During The
	Of Shares	Amount	Capital	Income (Loss)	Compensation	Subscriptions	Stock	Receivable	Exploration Stage	Total

Balance, January 1, 1996	4,162	$4	$4,361,896	$-	$-	$-	($199,167)	$-	(4,460,633)	$ (297,900)
Shares issued to settle litigation – Jan. 9, 1996	417	-	2,469,882	-	-	-	-	-	-	2,469,882
		1	(1)	-	-	-	-		-	-
Net loss for the year ended December 31, 1996	-	-	-	-	-	-	-	-	(2,726,232)	(2,726,232)
Balance, December 31, 1996	4,579	5	6,831,777	-	-	-	(199,167)	-	(7,186,865)	(554,250)

Shares issued to settle note payable and accrued interest –Jan. 25, 1997	4,167	4	476,996	-	-	-	-	-	-	477,000
Shares issued for services at $90.06 per share – April 15, 1997	458	-	41,250	-	-	-	-	-	-	41,250
Shares issued for services at $30.50 per share – May 26, 1997	3,458	3	105,497	-	-	-	-	-	-	105,500
Net loss for the year ended December 31, 1997	-	-	-	-	-	-	-	-	(93,933)	(93,933)
Balance, December 31, 1997	12,662	12	7,455,520	-	-	-	(199,167)	-	(7,280,798)	(24,433)

Shares issued for services at $14.40 per share – Dec. 28, 1998	1,667	2	23,998	-	-	-	-	-	-	24,000
Shares issued for services at $6.00 per share – Dec. 28, 1998	125	-	750	-	-	-	-	-	-	750
Net loss for the year ended December 31, 1998	-	-	-	-	-	-	-	-	(45,655)	(45,655)
Balance, December 31, 1998	14,454	14	7,480,268	-	-	-	(199,167)	-	(7,326,453)	(45,338)
		-	-	-	-	-	-		-	-
Shares issued for services at $27.38 – Dec. 28, 1999	1,333	1	36,499	-	-	-	-	-	-	36,500
Net loss for the year ended December 31, 1999	-	-	-	-	-	-	-	-	(26,218)	(26,218)
Balance, December 31, 1999	15,787	15	7,516,767	-	-	-	(199,167)	-	(7,352,671)	(35,056)

Correction of treasury stock	-		(199,167)	-	-	-	199,167	-	-	-
Shares issued for software development at $36.00 per share– March 23, 2000	16,667	17	599,983	-	-	-	-	-	-	600,000
Shares issued for services and interest at $12.00 per share –Sept. 22, 2000	1,104	1	13,249	-	-	-	-	-	-	13,250
Shares issued for interest in oil and gas property at $34.80 per share – Sept. 22, 2000	45,833	46	1,594,954	-	-	-	-	-	-	1,595,000
Shares issued for services and advances at $50.40 per share – Sept. 24, 2000	6,083	6	306,594	-	-	-	-	-	-	306,600
Shares issued for services at $90.00 per share – Nov. 6, 2000	3,953	4	355,796	-	-	-	-	-	-	355,800
Share reconciliation	(8)	-	(1)	-	-	-	-	-	-	(1)
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	-	(1,223,108)	(1,223,108)
Balance, December 31, 2000	89,419	89	10,188,175	-	-	-	-	-	(8,575,779)	1,612,485
Common stock subscriptions, 8,333 shares at $84.00 per
share, net of finder’s fee of $70,000 – Jan. 30, 2001		-	-	-	-	-	630,000		-	630,000
Shares issued for Harvester Property finder’s fee at $70.14 per share – Feb. 27, 2001	417	-	29,250	-	-	-	-		-	29,250
Shares issued for debt at $86.40 per share – March 27, 2001	3,594	4	310,513	-	-	-	-		-	310,517
Shares issued for cash at $60.00 per share – July 13, 2001	2,917	3	174,997	-	-	-	-		-	175,000
Shares issued for debt at $60.00 per share – Aug. 15, 2001	3,620	4	217,225	-	-	-	-		-	217,229
Common stock subscriptions, 50 shares at $60.00 per share– July 10, 2001	-	-	-	-	-	-	3,000		-	3,000
Shares issued for cash at $32.40 per share, net of finder’s fee of $30,000 – Oct. 12, 2001	8,333	8	269,992	-	-	-	-		-	270,000
Shares issued for debt at $48.00 per share – Nov. 5, 2001	4,403	4	211,329	-	-	-	-		-	211,333
Shares issued for deferred compensation at $56.39 per share –Nov. 15, 2001	1,667	2	93,998	-	(94,000)	-	-		-	-
Deferred compensation expense recorded in the year	-	-	-	-	3,917	-	-		-	3,917
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-		(3,120,340)	(3,120,340)
Balance, December 31, 2001	114,370	114	11,495,479	-	(90,083)	-	633,000	-	(11,696,119)	342,391

Shares returned to treasury and cancelled – Jan. 21, 2002	(396)	-	(9,500)	-	-	-	-		-	(9,500)
Shares issued from stock subscriptions – Jan. 31, 2002	8,333	8	629,992	-	-	-	(630,000)		-	-
Shares issued for services at $40.80 per share – Feb. 19, 2002	7,634	8	311,470	-	-	-	-		-	311,478
Shares issued for acquisition of rights at $39.60 per share –March 6, 2002	33,333	33	1,319,967	-	-	-	-		-	1,320,000
Shares issued for services at $40.80 per share – March 31, 2002	2,917	3	118,997	-	-	-	-		-	119,000
Shares issued for services at $16.80 per share – May 21, 2002	35,810	36	601,574	-	-	-	-		-	601,610

Shares returned to treasury and cancelled – June 5, 2002	(833)	(1)	(32,999)	-	-	-	-		-	(33,000)
Shares issued for cash at $60.00 per share – Sept. 5, 2002	50	-	3,000	-	-	-	(3,000)		-	-
Shares issued for services at $9.60 per share – Sept 5, 2002	17,667	18	169,582	-	-	-	-		-	169,600
Shares issued for fees at $9.60 per share – Sept. 5, 2002	3,333	3	31,997	-	-	-	-		-	32,000
Shares issued for deferred compensation at $1.44 per share – Dec. 13, 2002	541,667	542	779,458	-	(780,000)	-	-		-	-
Shares issued for services at $1.44 per share – Dec. 16, 2002	307,500	308	442,492	-	-	-	-		-	442,800
Deferred compensation expense recorded in the year	-	-	-	-	44,707	-	-		-	44,707
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-		(3,360,353)	(3,360,353)
Balance, December 31, 2002	1,071,385	1,072	15,861,509	-	(825,376)	-	-	-	(15,056,472)	(19,267)

Shares issued for stock options at $1.80 – Jan. 2, 2003	25,000	25	44,975	-	-	-	-		-	45,000
Shares issued for stock options at $1.80 –Jan. 24, 2003	8,333	8	14,992	-	-	-	-		-	15,000
Shares issued for stock options at $1.80 –Feb.18, 2003	8,333	8	14,992	-	-	-	-		-	15,000
Shares issued for stock options at $1.80 – Feb.25, 2003	20,833	21	37,479	-	-	-	-		-	37,500
Shares issued for stock options at $1.80 – Mar.3, 2003	162,500	163	292,337	-	-	-	-		-	292,500
Shares returned to treasury and cancelled – Mar. 6, 2003	(111)	-	(5,500)	-	-	-	-		-	(5,500)
Shares issued for cash at $1.50 per share – Mar. 17,2003	66,667	67	99,933	-	-	-	-		-	100,000
Shares issued for stock options at $1.80 – May 12, 2003	58,333	58	104,942	-	-	-	-		-	105,000
Shares issued for stock options at $1.80 – May 30, 2003	58,333	58	104,942	-	-	-	-		-	105,000
Shares issued for stock options at $.36 – June 13, 2003	75,000	75	26,925	-	-	-	-		-	27,000
Shares issued for stock options at $.36 – June 23, 2003	25,000	25	8,975	-	-	-	-		-	9,000
Shares issued for stock options at $.36 – June 26, 2003	8,333	8	2,992	-	-	-	-		-	3,000
Shares returned to treasury and cancelled – July 11, 2003	(66,667)	(67)	(39,933)	-	-	-	-		-	(40,000)
Shares issued for stock options at $.36 – July 24, 2003	27,083	27	9,723	-	-	-	-		-	9,750
Shares issued for stock options at $.36 – August 1, 2003	22,917	23	8,227	-	-	-	-		-	8,250
Shares issued for stock options at $.36 – August 3, 2003	8,333	8	2,992	-	-	-	-		-	3,000
Shares issued for stock options at $.36 – August 11, 2003	18,750	19	6,731	-	-	-	-		-	6,750
Shares issued for stock options at $.36 – August 14, 2003	6,250	6	2,244	-	-	-	-		-	2,250
Shares issued for stock options at $.48 – August 14, 2003	35,417	35	16,965	-	-	-	-		-	17,000

Shares issued for stock options at $.48 - August 29, 2003	106,250	106	50,894	-	-	-	-		-	51,000
Shares issued for services at $0.90 per share – October 3, 2003	92,222	92	82,908	-	-	-	-		-	83,000
Shares issued for stock options at $.57 – October 3, 2003	141,667	142	80,608	-	-	-	-		-	80,750
Shares issued for stock options at $.57 – October 6, 2003	50,000	50	28,450	-	-	-	-		-	28,500
Shares issued for stock options at $.48– October 21, 2003	133,333	133	63,867	-	-	-	-		-	64,000
Shares issued for stock options at $.33- October 24, 2003	37,042	37	12,187	-	-	(10,984)	-		-	1,240
Shares issued for stock options at $.27 – October 27, 2003	133,333	133	35,867	-	-	(36,000)	-		-	-
Shares issued for mining property at $.54 – October 27, 2003	16,667	17	8,983	-	-	-	-		-	9,000
Shares issued for stock options at $.24 – November 3, 2003	145,000	145	34,655	-	-	(34,800)	-		-	-
Shares issued for stock options at $.24 – November 12, 2003	166,667	167	39,833	-	-	(40,000)	-		-	-
Shares issued for stock options at $.24 – November 13, 2003	61,667	62	14,738	-	-	(14,800)	-		-	-
Shares issued for stock options at $.24 – November 18, 2003	215,000	215	51,385	-	-	(51,600)	-		-	-
Shares issued for stock options at $.24 – November 24, 2003	182,958	183	43,727	-	-	(43,910)	-		-	-
Shares returned to treasury and cancelled – December 15, 2003	(20,000)	(20)	(17,980)	-	-	-	-		-	(18,000)
Stock Based Compensation	-	-	651,000	-	-	-	-		-	651,000
Deferred compensation expense recorded in the year	-	-	-	-	352,332	-	-		-	352,332
Net loss for the year ended December 31, 2003	-	-	-	-	-	-	-		(2,170,465)	(2,170,465)
Balance, December 31, 2003	3,101,828	3,101	17,797,564	-	(473,044)	(232,094)	-	-	(17,226,937)	(131,410)

Shares issued for services at $0.36 – January 15, 2004	350,000	350	125,650	-	(126,000)	-	-		-	-
Share subscriptions received – January 21, 2004	-	-	-	-	-	232,094	-		-	232,094
Shares issued for debt at $0.33 – February 11, 2004	516,667	517	169,983	-	-	-	-		-	170,500
Shares issued for mineral property at $0.33 – February 27, 2004	333,333	333	109,667	-	-	-	-		-	110,000
Shares issued for debt at $0.24 – May 26, 2004	833,333	833	199,167	-	-	-	-		-	200,000
Shares issued for stock options at $0.18 – July 7, 2004	458,333	458	82,042	-	-	-	-		-	82,500
Shares returned and cancelled – July 9, 2004	(70,000)	(70)	(18,930)	-	-	-	-		-	(19,000)
Shares issued for stock options at $.24 – September 17, 2004	333,333	333	79,667	-	-	-	-		-	80,000
Shares returned and cancelled – September 28, 2004	(333,333)	(333)	(79,667)	-	-	-	-		-	(80,000)
Shares issued for stock options at $.18 – September 28, 2004	375,000	375	67,125	-	-	-	-		-	67,500

Shares issued for services at $0.36 – October 1, 2004	33,333	33	12,967	-	(13,000)	-	-		-	-
Shares issued for stock options at $.24 – October 7, 2004	200,000	200	47,800	-	-	-	-		-	48,000
Shares issued for stock options at $.24 – November 22, 2004	1,100,000	1,100	262,900	-	-	-	-		-	264,000
Shares issued for stock options at $.24 – November 23, 2004	233,333	233	55,767	-	-	-	-		-	56,000
Shares returned and cancelled – November 23, 2004	(100,000)	(100)	(23,900)	-	-	-	-		-	(24,000)
Shares returned and cancelled – November 24, 2004	(21,667)	(21)	(10,479)	-	-	-	-		-	(10,500)
Shares issued for salaries – December 1, 2004	33,333	33	19,967	-	-	-	-		-	20,000
Shares returned and cancelled – November 23, 2004	(666,667)	(666)	(159,334)	-	-	-	-		-	(160,000)
Shares issued for stock options at $0.24 - December 8, 2004	416,667	417	99,583	-	-	-	-		-	100,000
Shares issued for stock options at $0.24 - December 13, 2004	158,333	158	37,842	-	-	-	-		-	38,000
Shares issued for stock options at $0.24 - December 16, 2004	258,333	258	61,742	-	-	-	-		-	62,000
Stock Based Compensation	-	-	338,500	-	-	-	-		-	338,500
Deferred compensation expense recorded in the year	-	-	-	-	418,582	-	-		-	418,582
Unrealized losses on available for sale securities	-	-	-	(10,000)	-	-	-		-	(10,000)
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	-		(1,678,056)	(1,678,056)
Balance, December 31, 2004	7,543,492	7,542	19,275,623	(10,000)	(193,462)	-	-	-	(18,904,993)	174,710

Shares issued for stock options at $0.84 – January 20, 2005	166,667	167	139,833	-	-	-	-		-	140,000
Shares issued for stock options at $0.78 – January 21, 2005	100,000	100	77,900	-	-	-	-		-	78,000
Shares issued for services at $0.78 – January 21, 2005	16,667	17	12,983	-	-	-	-		-	13,000
Shares issued for cash at $0.15 – February 4, 2005, net of finder’s fee of $130,900 (Note (1))	1,983,333	1,983	759,617	-	-	-	-		-	761,600
Shares issued for finder’s fees at $0.66 – February 7, 2005 (Note 7(1))	598,333	598	394,302	-	-	-	-		-	394,900
Shares issued for services at $0.66 – February 7, 2005	83,333	83	54,917	-	-	-	-		-	55,000
Shares issued for stock options at $0.60 - February 10, 2005	21,667	22	12,978	-	-	-	-		-	13,000
Shares issued for services at $0.54 – February 17, 2005	33,333	33	17,967	-	-	-	-		-	18,000
Shares issued for stock options at $0.54 – February 25, 2005	8,333	8	4,492	-	-	-	-		-	4,500
Shares issued for stock options at $0.54 – March 22, 2005	62,667	63	33,777	-	-	-	-		-	33,840
Shares issued for stock options at $0.42 – April 7, 2005	83,333	83	34,917	-	-	-	-		-	35,000
Shares issued for stock options at $0.33 - April 21, 2005	166,667	167	54,833	-	-	-	-		-	55,000

Shares issued for stock options at $0.39 – May 17, 2005	150,000	150	58,350	-	-	-	-		-	58,500
Shares issued for stock options at $0.33 - April 29, 2005	83,333	83	27,417	-	-	-	-		-	27,500
Shares issued for stock options at $0.39 – May 26, 2005	216,667	217	84,283	-	-	-	-		-	84,500
Shares issued for stock options at $0.39 – June 14, 2005	83,333	83	32,417	-	-	-	-		-	32,500
Shares issued for stock options at $0.39 – June 28, 2005	108,333	108	42,142	-	-	-	-		-	42,250
Shares issued for services at $0.42 – June 28, 2005	133,333	133	55,867	-	-	-	-		-	56,000
Shares issued for stock options at $0.36 – August 10, 2005	205,000	205	73,595	-	-	-	-		-	73,800
Shares issued for stock options at $0.36 – August 11, 2005	41,667	42	14,958	-	-	-	-		-	15,000
Shares returned and cancelled– August 30, 2005	(41,667)	(42)	(16,208)	-	-	-	-		-	(16,250)
Shares issued for stock options at $0.33 – August 12, 2005	575,000	575	189,175	-	-	-	-		-	189,750
Shares issued for stock options at $0.33 – September 14, 2005	85,000	85	27,965	-	-	-	-		-	28,050
Shares issued for stock options at $0.33 – September 22, 2005	83,333	83	27,417	-	-	-	-		-	27,500
Shares issued for stock options at $0.33 – October 12, 2005	81,667	82	26,868	-	-	-	-		-	26,950
Shares issued for stock options at $0.39 – November 30, 2005	33,333	33	12,967	-	-	-	-		-	13,000
Shares issued for stock options at $0.33 – December 21, 2005	94,000	94	30,926	-	-	-	-		-	31,020
Stock based compensation	-	-	620,640	-	-	-	-		-	620,640
Deferred compensation expense recorded in the year	-	-	-	-	125,172	-	-		-	125,172
Unrealized losses on available for sale securities	-	-	-	(90,000)	-	-	-		-	(90,000)
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-		(1,950,963)	(1,950,963)
Balance December 31, 2005	12,800,157	12,797	22,182,918	(100,000)	(68,290)	-	-	-	(20,855,956)	1,171,469

Shares issued for stock options at $0.33 – January 16, 2006	66,667	67	21,933	-	-	-	-	-	-	22,000
Shares issued for stock options at $0.33 – February 6, 2006	66,667	67	21,933	-	-	-	-	-	-	22,000
Shares issued for stock options at $0.33 – February 23, 2006	33,333	33	10,967	-	-	-	-	-	-	11,000
Shares issued for services at $0.36 – January 21, 2006	33,333	33	11,967	-	-	-	-	-	-	12,000
Shares issued for cash at $0.10 – May 12, 2006, net of fees and expenses of $151,455 (Note (1))	2,666,667	2,667	645,878	-	-	-	-	-	-	648,545
Shares issued for finder’s fees – May 6, 2006 - (Note 7(1))	400,000	400	(400)	-	-	-	-	-	-	-
Shares issued for services at $0.36– May 23, 2006	16,667	17	7,483	-	-	-	-	-	-	7,500
Shares issued for stock options at $0.36 – May 24, 2006	33,333	33	11,967	-	-	-	-	-	-	12,000

Shares issued for services at $0.45 – May 25, 2006	166,667	167	74,833	-	(75,000)	-	-	-	-	-
Shares returned on reduction of finders’ fee – September 27, 2006 (Note 7(1))	(133,333)	(133)	133	-	-	-	-	-	-	-
Shares issued for stock options at $0.30 – October 2, 2006	1,891,667	1,892	565,608	-	-	-	-	(567,500)	-	-
Shares issued for stock options at $0.30 – October 3, 2006	175,000	175	52,325	-	-	-	-	(52,500)	-	-
Shares issued for services at $0.30 – November 1, 2006	160,000	160	47,840	-	(48,000)	-	-	-	-	-
Shares issued for services at $0.36 – December 12, 2006	23,333	23	8,377	-	-	-	-	-	-	8,400
Stock based compensation	-	-	241,000	-	-	-	-	-	-	241,000
Interest accrued on promissory notes receivable	-	-	-	-	-	-	-	(15,500)	-	(15,500)
Deferred compensation expense recorded in the year	-	-	-	-	134,492	-	-	-	-	134,492
Unrealized losses on available for sale securities	-	-	-	(8,889)	-	-	-	-	-	(8,889)
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	(738,090)	(738,090)
Balance December 31, 2006	18,400,158	18,398	23,904,762	(108,889)	(56,798)	-	-	(635,500)	(21,594,046)	1,527,927

Shares issued for services at $0.27 – January 16, 2007	3,333	3	897	-	-	-	-	-	-	900
Shares returned against promissory notes – April 25, 2007	(733,333)	(733)	(219,267)	-	-	-		220,000	-	-
Shares issued for stock options at $ 0.30 – April 26, 2007	266,667	267	79,733	-	-	(30,000)	-		-	50,000
Shares issued for stock options at $ 0.30 – June 5, 2007	66,667	67	19,933	-	-	(20,000)	-		-	-
Shares issued for services at $ 0.24 – June 12, 2007	133,333	133	31,867	-	-	-	-		-	32,000
Shares returned against promissory notes – June 19, 2007	(833,333)	(833)	(249,167)	-	-	-		250,000	-	-
Shares issued for stock options at $0.30 - July 15, 2007	16,667	17	4,983	-						5,000
Shares returned against promissory notes – August 15, 2007	(133,333)	(133)	(39,867)					40,000		-
Shares issued for services at $ 0.24 – August 15, 2007	133,333	133	31,867	-	(32,000)	-	-		-	-
Shares issued for stock options at $ 0.21 – September 21, 2007	33,333	33	6,967	-	-	-	-		-	7,000
Shares issued for stock options at $ 0.21 – September 26, 2007	41,667	42	8,708	-	-	-	-		-	8,750
Shares issued for stock options at $ 0.17 – October 30, 2007	100,000	100	16,900							17,000
Shares issued for stock options at $ 0.17 – November 1, 2007	200,000	200	33,800							34,000
Shares issued for stock options at $ 0.17 – December 20, 2007	160,000	160	27,040			(25,500)				1,700
Shares cancelled - December 31, 2007	(166,667)	(166)	166							-
Shares cancelled - December 31, 2007	(166,667)	(166)	(49,834)			50,000				-

Shares returned and cancelled - December 31, 2007	(150,000)	(150)	(25,350)			25,500				-
Share reconciliation	1,008	-	-							-
Stock based compensation			52,149							52,149
Settlement of promissory notes including interest								125,500		125,500
Deferred compensation expense recorded in the year					39,798					39,798
Unrealized gains on available for sale securities				614,942						614,942
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-		(593,789)	(593,789)

Balance December 31, 2007	17,372,833	$ 17,372	$ 23,636,287	$ 506,053	$ (49,000)	$ -	$ -	$ -	$ (22,187,835)	$ 1,922,877

Shares issued for stock options at $ 0.13 – January 4, 2008	200,000	200	25,800							26,000
Shares issued for services at $ 0.11 – February 27, 2008	50,000	50	5,450							5,500
Shares issued for stock options at $ 0.10 – July 18, 2008	219,300	219	21,711							21,930
Shares issued for services at $ 0.11 – September 12, 2008	25,000	25	1,725							1,750
Stock based compensation			16,579							16,579
Deferred compensation expense recorded in the year					32,000					32,000
Unrealized gains on available for sale securities				340,936						340,936
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-		(1,871,917)	(1,871,917)

Balance December 31, 2008	17,867,133	17,866	$ 23,707,552	$ 846,989	$ (17,000)	$ -	$ -	$ -	$ (24,059,752)	$ 495,655

Shares issued for cash at $0.07 -April 9, 2009	200,000	200	13,800							14,000
Shares issued for cash at $0.10 -April 9, 2009	250,000	250	24,750							25,000
Shares issued for cash at $0.10 -April 27, 2009	50,000	50	4,950							5,000
Shares issued hydroponic vertical farming design valued at $0.03 - June 9,2009	3,500,000	3,500	101,500							105,000
Shares issued for stock options at $ 0.03 – July 21, 2009	500,000	500	14,500							15,000
Shares issued for stock options at $ 0.03 – August 7, 2009	2,000,000	2,000	58,000							60,000
Shares issued for stock options at $ 0.03 – August 10, 2009	15,000	15	435							450

Shares issued for stock options at $ 0.03 – August 25, 2009	1,010,000	1,010	29,290							30,300
Shares issued for stock options at $ 0.03 – September 1, 2009	65,000	65	1,885							1,950
Shares issued for stock options at $ 0 03 – September 8, 2009	500,000	500	14,500							15,000
Shares issued for stock options at $ 0.03 – September 14, 2009	283,000	283	8,207							8,490
Shares issued for stock options at $ 0.03 – September 17, 2009	100,000	100	2,900							3,000
Shares issued for stock options at $ 0.03 – September 23, 2009	2,950,000	2,950	85,550							88,500
Shares issued for stock options at $ 0.03 – October 22, 2009	900,000	900	26,100							27,000
Shares issued for deferred compensation at $ 0.0152 – November 18, 2009	500,000	500	7,100		(7,600)					-
Shares issued for stock options at $ 0.02 – December 16, 2009	175,000	175	3,325							3,500
Deferred compensation expense					8,844					8,844
Unrealized losses on available for sale securities				(795,927)						(795,927)
Net loss									(420,380)	(420,380)

Balance, December 31, 2009	30,865,133	$30,864	$24,104,344	$51,062	$(15,756)	0	0	0	$(24,480,132)	$(309,618)

The accompanying notes are an integral part of these financial statements

 ORGANA GARDENS INTERNATIONAL INC.

 (A development stage company)

STATEMENT OF CASH FLOWS

	Year ended December 31,2009	Year ended December 31, 2008	Cumulative from January 1,1996-inception of developmentstage to December 31, 2009
Net loss for the year	$ (420,380)	$ (1,871,917)	$ (20,019,499)
Adjustments to reconcile net loss to net cash from operating activities:
- fees and services paid for with common shares	8,844	39,250	3,415,897
- non cash research and development	105,000	-	105,000
- other stock based compensation	-	16,579	1,919,468
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	1,564,718	2,970,718
- write-down of investment in Legacy Wine & Spirits Int’l.	-	-	128,288
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (gain)/loss on securities held for resale	2,987	(24,528)	(21,816)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	-	-	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	11,735	(4,515)	332,702
CASH FLOWS USED IN OPERATING ACTIVITIES	(291,814)	(280,413)	(4,959,403)
CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes	-	-	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	22,420	113,620	136,790
Interest in oil and gas properties – net of finders fees	-	-	(1,522,804)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	22,420	113,620	(1,442,878)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	71,000	47,930	5,098,325
Net advances (to) from related parties	197,263	95,904	885,548
Advances receivable		-	420,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	268,263	143,834	6,403,873
INCREASE (DECREASE) IN CASH	(1,131)	(22,959)	1,592
CASH, BEGINNING OF YEAR	2,723	25,682	-

CASH, END OF YEAR	$ 1,592	$ 2,723	$ 1,592

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

 (An Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983.  The Company underwent a name change to Asdar Group on December 10, 1987, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on February 18, 2003, a name change to Avalon Gold Corporation on August 28, 2003, a name change to Avalon Energy Corporation on March 22, 2005, a name change to Shotgun Energy Corporation on September 25, 2007 and a name change to Organa Gardens International on April 7, 2009. The Company was dormant from 1991 to 1996 and currently has no revenue generating operations.  In accordance with Accounting Standards Codification (“ASC” or “the Codification”) Topic 820-10 (formerly SFAS No. 157), “Accounting and Reporting by Development Stage Enterprises “, the Company was considered a development stage company since January 1, 1996 and as a result of changing its business focus to vertical hydroponic farming is considered to be a development stage company. Expected operations will consist of growing fruits and vegetables using a rotary hydroponics vertical farming system designed with serviceability, ease-of-use and maximum harvest in mind.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $24,480,132 since inception, and further significant losses are expected to be incurred in the exploration and development of its vertical hydroponic farming system.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition and development of its vertical hydroponic farming system.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Mineral property costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of ASC Topic 410 (formerly SFAS No. 157), “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The adoption of this standard has had no effect on the Company’s financial position or results of operations.  As at December 31, 2009, any potential obligations relating to the retirement of the Company’s assets are not yet determinable.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool.  As at December 31, 2009, the Company has no properties with proven reserves.  When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves.

Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined.  If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted.  As at December 31, 2008, all of the Company's oil and gas properties were unproved and were excluded from depletion.  At December 31,2008, management believed that the Company’s unproved oil and gas properties were  impaired and has recorded a write down of  interest in oil and gas properties in the fourth quarter of 2008 in the amount of $1,564,718.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, receivables, available-for-sale securities., amounts due from Legacy Wine & Spirits International Ltd., accounts payable and accrued liabilities, amounts due to Golden Spirit Enterprises Ltd., and due to related parties.  Management believes the fair values of these financial instruments approximate their carrying values due to their short-term nature.

The Company adopted ASC Topic 820-10 (formerly SFAS No. 157)for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Topic 820-10 (formerly SFAS No. 157) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements Topic 820-10 (formerly SFAS No. 157) defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In addition to defining fair value, Topic 820-10 (formerly SFAS No. 157) expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

*        Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

*        Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active,    and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for  substantially the full term of the assets or liabilities.

*        Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or  liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

In general, and where applicable, we use quoted prices in an active market for identical derivative assets and liabilities that are traded on exchanges. These derivative assets and liabilities are included in Level 1.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with ASC Topic 830 (formerly SFAS No. 52) “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates that prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Available For Sale Securities – related parties

The Company holds marketable equity securities which are available-for-sale and as such, their carrying value is adjusted to market at the end of each reporting period.  As required by ASC Topic 220 (formerly SFAS 130),, unrealized gains and losses on these investments are recorded as a component of accumulated other comprehensive income (loss) and are recorded as a component of net income (loss) when realized.  However, if there is a permanent decline in the market value of available-for-sale securities, this permanent market value adjustment is taken into income in the period.

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of ASC Topic 718 & 505 (formerly SFAS No. 123R) Share-Based Payment,  Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of ASC Topic 718 (formerlyAPB Opinion No. 25), Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  In accordance with ASC Topic 718 (formerlyAPB Opinion No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted ASC Topic 718 & 505 (formerly SFAS No. 123R) using the modified-prospective-transition method.  Under this method, compensation cost recognized for the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of ASC Topic 718 & 505 (formerly SFAS No. 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

value estimated in accordance with the provisions of ASC Topic 718 & 505 (formerly SFAS No. 123R). The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

 In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of ASC Topic 718 & 505 (formerly SFAS No. 123R.  The results for the prior periods have not been restated.

The Company’s results of operations for the years ended December 31, 2008 and 2007 were no different than if the Company had not adopted ASC Topic 718 & 505 (formerly SFAS No. 123R because (i) all previously granted stock options had fully vested as at December 31, 2005, (ii) all stock options granted during the year ended December 31, 2006 were granted to consultants with the related fair value accounting consistent under ASC Topic 718 & 505 (formerly SFAS No. 123R, and (iii) the Company did not modify any previously existing stock options.  As a result, no pro forma disclosure of the impact of adopting ASC Topic 718 & 505 (formerly SFAS No. 123R has been provided for the years ended December 31, 2008 and 2007.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC Topic 718 & 505 (formerly SFAS No. 123R and the conclusions reached by ASC Topic 712 (formerly Emerging Issues Task Force (“EITF”) in Issue No. 96-18).  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by ASC Topic 712 (formerly Emerging Issues Task Force (“EITF”) in Issue No. 96-18).

Research and Development Costs

Expenditure on research activities, undertaken with the prospect of obtaining new scientific or technical knowledge and understandings are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company.

Income Taxes

The Company follows the liability method of accounting for income taxes as set forth in ASC Topic 740-10 & 740-30(formerly SFAS No. 109) “Accounting for Income Taxes”.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain. In accordance with ASC 740-10 (formerly FIN No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109). This interpretation introduces a new approach that changes how enterprises recognize and measure tax benefits associated with tax positions and how enterprises disclose uncertainties related to income tax positions in their financial statements. See Note 8 for further discussion of the effect of adopting FIN No. 48 on the Company’s consolidated financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

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

 In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.  Prior to this accounting standard, fair values for these assets and liabilities were only required be disclosed annually.  This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.  This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption.  This accounting standard became effective for us beginning with the quarter ended on June 30, 2009, however, it did not have a material impact on our financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”.  SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 167. As of December 31, 2009, SFAS No. 167 has not been added to the Codification.

In June 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP:  authoritative and nonauthoritative.  ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

In July 2009, the FASB officially launched the FASB ASC 105 --  Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s  financial statements.

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

.

In December 2009, the FASB issued ASU No. 2009-17 regarding consolidations and improvements to financial reporting by enterprises involved with VIEs. This ASU changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This statement is effective for us beginning in the first quarter of fiscal 2011 (October 1, 2010). We are currently assessing the potential impact that the adoption of ASU No. 2009-17 will have on our  financial statements.

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

During the year ended December 31, 2009, the Company recorded an unrealized gain of $1,232. As a result, the carrying value of the available for sale shares of Golden Spirit is $3,945 as at December 31, 2009.

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

During the year ended December 31, 2009, the Company sold 30,985 Legacy shares resulting in a realized loss of $2,987 (net of commissions of $595) and recorded an additional unrealized loss of $797,161 to December 31, 2009. As a result, the carrying value of the available for sale shares of Legacy is $ 62,934 as at December 31, 2009.

Available for sale securities – related parties include the following:

	December 31,	December 31,
	2009	2008

1,048,895 (2008-1,079,880) shares of Legacy Wine & Spirits	$ 62,934	$ 885,502
98,612 (2008- 98,612) shares of Golden Spirit Enterprises Ltd.	3,945	2,712

	$ 66,879	$ 888,214

NOTE 4 – OIL AND GAS PROPERTIES

Oil and gas properties include the following:

	December 31,	December 31,
	2009	2008

Acquisition and exploration costs, unproved, not subject to depletion.	$ 3	$ 3

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

The Company shall pay One Hundred Percent (100%) of all costs of drilling the first two wells drilled on the acreage along with 100% of all costs of logging or testing the wells.  If either of the first two test wells is deemed a dry hole, the Company shall pay One Hundred Percent (100%) of all costs of plugging and abandoning such well(s) and restoration of the surface upon which the well(s) reached its authorized depth and completion of all tests deemed necessary by the Operator.  If the Company elects to complete either or both of the first two wells drilled on the acreage, the Company shall pay One Hundred Percent (100%) of all completion costs through the tanks along with any costs associated to hook up the well(s) to pipeline for the well(s) to be capable of producing into a commercial pipeline for sale.  After the first two wells drilled, if productive, are hooked-up to a pipeline and capable of producing oil and gas in commercial quantities, the Company shall pay 85% of all costs of operating the first two wells and Pioneer shall pay 15% of the operation costs of such wells as reflected in their working interest ownership in such wells.  The Company is required to drill a well on the acreage before November 1, 2010, or the acreage acquired will revert back to Pioneer.  During the year ended December 31, 2008 the Company incurred $Nil (2007 -$508,435) on  exploration of the property. The Company was seeking joint venture drilling partners during 2008 in order to meet its 2010 drilling commitment. The Company was unable to secure a joint venture drilling partner or raise any capital to satisfy an approximate $12,000,000 drilling cost for a 15,000 ft. initial well. Due to this inability to find funding, the Uinta property was being carried at a nominal value of $1 due to the uncertainty of realization. During the year ended December 31, 2009, the Company re-conveyed its interest in the Uinta property to its original owner, Pioneer Oil and Gas.

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

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the year ended December 30, 2009, the Company incurred $278,231 in research and development costs. No costs were incurred for the year ended December 31, 2008.

NOTE 6 – DEFERRED COMPENSATION

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

On November 18, 2009 the Company entered into an agreement with Compte de Sierge Accomodative Corp. (“Compte”), a private company controlled by a significant shareholder, with an eighteen month term, whereby Compte provides investor relations services to the Company specific to the hydroponic vertical farming project (valued at $7,600) in exchange for 500,000 restricted shares of the Company’s common stock.  As at  December 31, 2009, a total of $844 has been expensed (December 31, 2008 - $Nil)

The Company amortizes the costs of these services over the respective terms of the contracts.  During 2009, the Company recorded amortization of deferred compensation totaling $8,844 (2008 - $32,000) and as at December 31, 2009 the unamortized portion of the deferred compensation totaled $15,756. (December 31, 2008 - $17,000).

NOTE 7 - STOCKHOLDERS’EQUITY

(3)

2009 Stock Transactions

During the year ended December 30, 2009:

(a)  The Company issued a total of 500,000 common shares to four (4) placees pursuant to certain private placement agreements. The Company received proceeds of

                     $44,000.

(b)   On June 9, 2009 the Company issued 3,500,000 restricted common shares valued at $105,000 with respect to the acquisition of the assets of Organa Gardens Inc. See note 5.

(f)

The Company issued a total of 7,598,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan at $0.02 -$0.03 per share to satisfy debt to related parties in the amount of $226,190.

(g)

The Company issued a total of 900,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan at $0.03 per share for cash proceeds of $27,000.

(h)

On November 18, 2009, the Company issued 500,000 restricted common shares valued at $7,600 to a consultant pursuant to a deferred compensation agreement.

(4)

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

NOTE 7 - STOCKHOLDERS’EQUITY (continued)

(5)

2009 Stock Options

During the year ended December 31, 2009, 8,498,000 stock options were granted by the Company, which were immediately exercised. Accordingly, no compensation expense was recorded.

(h)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2007	-	-	-

Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11
Balance, December 31, 2008	-	-	-
Granted during the period	8,498,000	0.03
Exercised during the period	(8,498,000)	0.03

Balance, December 31, 2009	-	-	-

(i)

As of December 31, 2009, there were 1,333,333 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(j)

As of December 31, 2009, there were 120,700 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

(k)

As of December 31, 2009, there were 77,000 stock options available for grant under the Company’s 2009 Stock Incentive and Option Plan.

NOTE 7 - STOCKHOLDERS’EQUITY (continued)

On June 29, 2009, the Company filed Registration Statements on Form S-8 to register 7,500,000 to be issue pursuant to the Company’s 2009 Stock.

Incentive and Option Plan. During the year ended December 31, 2009, 7,598,000 options were granted at prices between $0.02- $0.03 per share to satisfy debt to related parties in the amount of $226,290 and 900,000 options were granted at a price of $0.03 per share for cash proceeds of $27,000.

(6)

2008 Stock Options

During the year ended ended December 31, 2008, the Company granted a total of 419,300, 5 year common stock options exercise prices between $0.10 and $0.13 per share.  The Company recognized stock-based compensation of $16,579 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(l)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	-
Granted during 2007	601,667	0.21	5 years
Exercised during 2007	(601,667)	-
Balance, December 31, 2007	-
Granted during 2008	419,300	0.13	5 years
Exercised during 2008	(419,300)
Balance, December 31, 2008	-

(m)

As of December 31, 2008, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(n)

-

As of December 31, 2008, there were 1,539,033 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

NOTE 8– RELATED PARTY TRANSACTIONS

During 2009, the Company incurred $3,660 (2008 -$12,057) in management fees to directors. As at December 31, 2009 the Company owes $9,000 in management fees. (2008 - $9,000)

During 2009, the Company incurred $24,289 (2008 - $25,988) in rent and office expenses to a private company controlled by a shareholder. The Company has a three year tenancy agreement with a related party beginning August 1, 2008. Office rent payments are due in the amount of $26,400 for 2010.

During 2009, the Company incurred $Nil (2008 - $47,724) in consulting fees to significant shareholders and $16,402 (2008 - $18,554) in professional fees to an employee.  Included in the promissory notes receivable as described in Note 6(3)(c) is $Nil (2006 -$71,750) of principal and accrued interest owing from a significant shareholder.

During 2009, the Company incurred $155,000 (2008- $Nil) in consulting fees to consultants who are also shareholders with respect to research and development costs attributalble to the vertical hydroponic farming system project.

During the year ended December 31, 2009, three companies controlled by significant shareholders earned $8,840 (2008 - $32,000) pursuant to deferred compensation agreements. (See Note 6)

At December 31, 2009, $7,253 (2008 - $32,747 receivable) is payable from Golden Spirit Enterprises Ltd. which is non-interest bearing and without specific terms of repayment.

At December 31, 2009, $131,373 (2008 - $116,631) is receivable from Legacy Wine & Spirits International Ltd. which is non-interest bearing and without specific terms of repayment.

At December 31, 2009, the following amounts are due to related parties:

	2008	2008

Director	$9,000	$9,000
Significant shareholders	4,253	58,438
	$13,253	$67,438

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended December 31, 2009	Year ended December 31, 2008
Cash paid during the year for:
Interest	$ -	$ -
Income taxes	$ -	$ -

During the year ended December 31, 2009 the Company issued:

•

 500,000 restricted common shares with a fair value of $7,600 for a prepaid consulting service agreement.

•

 7,598,000 options were granted at prices between $0.02- $0.03 per share to satisfy debt to related parties in the amount of $226,290 and 900,000 options were granted at a price of $0.03 per share for cash proceeds of $27,000.

•

 3,500,000 restricted common shares valued at $105,000 with respect to the acquisition of the assets of Organa Gardens Inc.

•

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”).  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of December 31, 2009, the Company is still in the process of having the certificates released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of December 31, 2009.

Since August 1, 2002, Organa Gardens International Inc. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,050 per month for a period of 3 years and was renewed for an additional 3 years at $2,050 per month. The current tenancy agreement  began  August 1, 2008  for 3 additional years at $2,200 per month.

NOTE 11 – INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of December 31, 2009, the Company has combined net operating losses carried forward totaling approximately $24,480,000 for tax purposes which expire through 2029. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

A reconciliation of income tax computed at the federal and state statutory tax rates is as follows:

	Year ended December 31, 2009	Year ended December 31, 2008

Federal income tax provision at statutory rate	(35.00)%	(35.00)%
State income tax provision at statutory rate, net of federal income tax effect	(0.00)	(0.00)

Total income tax provision rate	(35.00)%	(35.00)%

The actual income tax provisions differ from the expected amounts calculated by applying the federal income tax statutory rate to the Company’s loss before income taxes. The components of these differences are as follows:

	Year ended December 31, 2009	Year ended December 31, 2008

Loss before income taxes	$ (420,380)	$ (1,871,917)
Corporate tax rate	35.00%	35.00%

Expected tax expense (recovery)	(147,133)	(655,167)
Non-deductable stock based compensation	-	-
Unrecognized loss carry forward and other	147,133	638,588

Income tax provision	$ -	$ -

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2009	2008

Non-capital loss carry forwards	$8,167,000	$8,167,000
Valuation allowance	(8,167,000)	(8,167,000)
Net deferred tax asset	$-	$-

NOTE 12 – SUBSEQUENT EVENTS

In the first quarter of  2010, the Company issued a total of 1,205,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan at $0.01 per share to satisfy debt to related parties in the amount of $12,050.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. Further, this evaluation did not identify any significant changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes In Internal Controls

No changes in the Company's internal controls over financial reporting occurred during the period ending December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

1. Officers and Directors of the Company.

DATE OF APPOINTMENT

     NAME

 AGE    POSITION

TO BOARD OF DIRECTORS

- ----------------------------------------------------------------------------------------------------------------------------

Christopher Scheive        47

President & Director & CEO

November 18, 2008

Jaclyn Cruz

27

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

ITEM 11.    EXECUTIVE COMPENSATION

Name of Individual or    Capacities in which

Aggregate Remuneration

Identity of Group           Remuneration was received

For 2009

For 2008

For 2007

------------------------------   -----------------------------------------

---------------------------------------------------------

Christopher Scheive

Director, President & CEO

$  2,000

$ 3,000

$  -

Jaclyn Cruz

Director , Sec.,Treas.& CFO       $ 1, 660

$ 4,250

$  -

Compensation of Directors. Currently, Mr. Scheive Director of Organa Gardens International Inc. receives a salary between $1,000  per month and Mrs. Cruz receives a salary of $500 per month.

Stock Based Compensation. During the year ended December 31, 2009, $Nil (2008-$16,579) in stock based compensation was recorded in our financial statements.  Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model We do expect further stock based compensation in 2009.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2009, with respect to the ownership of the Organa Gardens International Inc.'s common stock by each person known by Organa Gardens International Inc. to be the beneficial owner of more than five percent (5%) of Organa Gardens International Inc.'s common stock, by each director and officer and by all officers and directors as a group.

Name of

Address of

Amount of Shares

% of Outstanding

Beneficial Holder

Beneficial Holder

Beneficially Owned

Common Stock

- ------------------------------------------------------------------------------------------------------------------------------------------

Cede & Co.

The Depository Trust Co

 22,989,466(1)

74.48%

PO Box 222 Bowling Green St’n.

New York, NY 10272

Christopher Scheive

400 Blvd. Thomas

-

0.00

President /Director /CEO

Unit 400 Lachute, Quebec,

J8H 1V7

Jaclyn Cruz

P.O. Box 63

25,000                0.0008%

Sec,Treas/.Director/CFO

Farmingville, New York

11738

All directors and Officers as a group

             25,000

0.0008%

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

No changes in the Company's internal controls over financial reporting occurred during the year ended December 31, 2009/8 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2009, the Company incurred $3,660 (2008 -$12,057) in management fees to directors. As at December 31, 2009 the Company owes $9,000 in management fees. (2008 - $9,000)

During 2009, the Company incurred $24,289 (2008 - $25,988) in rent and office expenses to a private company controlled by a shareholder. The Company has a three year tenancy agreement with a related party beginning August 1, 2008. Office rent payments are due in the amount of $26,400 for 2010.

During 2009, the Company incurred $Nil (2008 - $47,724) in consulting fees to significant shareholders and $16,402 (2008 - $18,554) in professional fees to an employee.  Included in the promissory notes receivable as described in Note 6(3)(c) is $Nil (2006 -$71,750) of principal and accrued interest owing from a significant shareholder.

During 2009, the Company incurred $155,000 (2008- $Nil) in consulting fees to consultants who are also shareholders with respect to research and development costs attributalble to the vertical hydroponic farming system project.

During the year ended December 31, 2009, three companies controlled by significant shareholders earned $8,840 (2008 - $32,000) pursuant to deferred compensation agreements.

At December 31, 2009, $7,253 (2008 - $32,747 receivable) is payable from Golden Spirit Enterprises Ltd. which is non-interest bearing and without specific terms of repayment.

At December 31, 2009, $131,373 (2008 - $116,631) is receivable from Legacy Wine & Spirits International Ltd. which is non-interest bearing and without specific terms of repayment.

At December 31, 2009, the following amounts are due to related parties:

	2009	2008

Director	$9,000	$9,000
Significant shareholders	4,253	58,438
	$13,253	$67,438

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

2008: $27,500

2009: $28,000

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2008: $0

2009: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2008: $0

2009: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2008: $0

2009: $0

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

         Financial Officer.

Exhibit 32.1 -  Section 302 Certification of Periodic Report of the Chief

         Executive Officer.

Exhibit 32.1 - Section 302 Certification of Periodic Report of the Chief

         Financial Officer.

b) Form 8-K

8-K filed June 12 19, 2008 items 1.01 with respect to an amended dmaterial definitive agreement.

8-K filed April 7, 2009 items 5.03 and 3.02: with respect to the name change

8-K filed March 13, 2009 items 1.01  with respect to a material definitive agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

ORGANA GARDENS INTERNATIONAL INC.

Date: April 12, 2010

By: /s/ Christopher Scheive

 ---------------------------

Christopher Scheive

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

By: /s/ Christopher Scheive

Date: April 12, 2010

- ----------------------------

Christopher Scheive, Director and President

By: /s/ Jaclyn Cruz

Date: April 12, 2010

- -------------------------

Jaclyn Cruz, Director , Secretary & Treasurer