Form 10-Q
period 2010-03-31
ORGANA GARDENS INTERNATIONAL INC.
filed 2010-05-17
CIK 746631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_________

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010,

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0-13597

Organa Gardens International Inc.

((Exact name of small business issuer as specified in it’s charter)

Nevada

(State or other jurisdiction of incorporation or organization)

    88-0195105
(I.R.S. Employer Identification No.)

1802 Goya Street, Jonquiere

Quebec, Canada, G7Z 1C3

 (Address of principal executive offices)

514-688-3289

 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [ X ]Yes[  ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes  [X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 14, 2010 there were 33,070,133 shares outstanding of the issuer’s common stock.

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

ORGANA GARDENS INTERNATIONAL INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2010 (unaudited)	December 31, 2009

ASSETS

CURRENT ASSETS
Cash	$ 433	$ 1,592
Taxes recoverable	1,054	1,200

TOTAL CURRENT ASSETS	1,487	2,792

AVAILABLE FOR SALE SECURITIES – related parties	34,427	66,879
DUE FROM LEGACY WINE & SPIRITS INTERNATIONAL LTD.	131,373	131,373
OIL AND GAS PROPERTIES, (full cost method of accounting unproven)	3	3

TOTAL ASSETS	$ 167,290	$ 201,047

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 493,790	$ 490,160
Due to related parties	31,318	13,253
Due to Golden Spirit Enterprises Ltd.	7,253	7,253

TOTAL CURRENT LIABILITIES	532,361	510,666

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Convertible Preferred: - Class A voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized
32,070,133 (December 31, 2009 – 30,865,133) shares issued and outstanding	32,070	30,865
Additional paid-in capital	24,115,188	24,104,343
Deferred compensation	(12,490)	(15,756)
Deficit accumulated during the development stage	(20,057,815)	(20,019,499)
Deficit accumulated prior to the development stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive income	18,609	51,061

TOTAL STOCKHOLDERS’(DEFICIT)	(365,071)	(309,619)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 167,290	$ 201,047

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31,		For the period from January 1, 1996 to March 31,
	2010	2009	2010

GENERAL AND ADMINSTRATIVE EXPENSES
Litigation settlement	$ -	$ -	$ 2,291,070
Management and consulting fees	374	-	4,856,610
Consulting fees – stock based compensation		-	1,919,869
Exploration costs		-	113,678
Loss on settlement of debt		-	718,784
General and administrative	22,881	18,193	2,699,224
Professional fees	8,061	6,227	1,136,503
Interest expense		-	98,282
Research and development costs	7,000	34,314	285,231
Software development costs	-	-	737,300
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	38,316	58,734	14,856,551
OTHER (INCOME ) EXPENSES
Interest, Royalty and Other Income	-	-	(82,138)
(Gain)/loss on sale of securities – related parties	-	2,987	(21,541)
Property option income	-	-	(130,000)
Write-down of investment in Legacy	-	-	128,288
Write-down of interest in ACGT Corporation	-	-	1,406,000
Write-down of interest in oil and gas properties	-	-	3,815,655
Loss on Iceberg Drive Inn Investment	-	-	85,000

TOTAL OTHER (INCOME ) EXPENSES	-	2,987	5,201,264

Loss before Income Taxes	(38,316)	(61,721)	(20,057,815)
Income Tax Provision	-	-	-

NET LOSS FOR THE PERIOD	$ (38,316)	$ (61,721)	$ (20,057,815)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	31,528,744	17,867,133

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,		For the period from January 1, 1996 to March 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (38,316)	$ (61,721)	$ (20,057,815)
Adjustments to reconcile net loss to net cash used in operating activities:
- fees and services paid for with common shares	3,266	2,000	3,419,163
- non cash research and development	-	-	105,000
- other stock-based compensation	-	-	1,919,468
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	-	2,970,718
- write-down of investment in Legacy Wine & Spirits	-	-	128,288
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (Gain)/loss on sale of securities held for resale – related parties	-	2,987	(21,816)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	-	-	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	23,000	(6,610)	355,702

CASH FLOWS USED IN OPERATING ACTIVITIES	(12,050)	(63,344)	(4,971,453)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes receivable	-	-	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	-	22,420	136,790
Interest in oil and gas properties, net of finders fees	-	-	(1,522,804)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	22,420	(1,442,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	-	39,000	5,098,325
Net advances (to) from related parties	10,891	10,594	896,439
Advances receivable	-	-	420,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,891	49,594	6,414,764

NET INCREASE (DECREASE) IN CASH	(1,159)	8,670	433

CASH, BEGINNING OF PERIOD	1,592	2,723	-

CASH, END OF PERIOD	$ 433	$ 11,393	$ 433

Supplemental cash flow information (See Note 9)

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

NOTE 1 – NATURE OF OPERATIONS

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983.  The Company underwent a name change to Asdar Group on December 10, 1987, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on February 18, 2003, a name change to Avalon Gold Corporation on August 28, 2003, a name change to Avalon Energy Corporation on March 22, 2005, a name change to Shotgun Energy Corporation on September 25, 2007, and a name change to Organa Gardens International Inc. on February 26, 2009.  The Company was dormant from 1991 to 1996 and currently has no revenue generating operations.  In accordance with FASB ASC 915, “Development Stage Enterprises”, the Company was considered a development stage company since January 1, 1996 and as a result of changing its business focus to vertical hydroponic farming is still considered to be an development stage company. Expected operations will consist of growing fruits and vegetables using a rotary hydroponics vertical farming system designed with serviceability, ease-of-use and maximum harvest in mind.

GOING CONCERN

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $24,518,448 since inception, and further significant losses are expected to be incurred in the exploration and development of its resource properties, should the company be able to finance or joint venture its resource property. Losses are expected in the development of the vertical hydroponic farming project as well. The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its resource properties.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X Article 8 “Financial Statements of Smaller Reporting Companies” as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2009 indexed in Form 10-K.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. 5

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

NOTE 2 – BASIS OF PRESENTATION (con’t.)

Stock-Based Compensation

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

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

NOTE 2 – BASIS OF PRESENTATION (con’t.)

.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”.  SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 167. As of March 31, 2010, SFAS No. 167 has not been added to the Codification.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”.  SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” by eliminating the concept of special-purpose entity, requiring the reporting entity to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, changes the requirements for the de-recognition of financial assets, and provides for the sellers of the assets to make additional disclosures.  This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 166. As of March 31, 2010, SFAS No. 166 has not been added to the Codification.

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

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

NOTE 2 – BASIS OF PRESENTATION (con’t.)

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements.  Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated.  This ASU is effective upon the issuance of this ASU.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”).  Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early adoption is permitted.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

During the three month period ended March 31, 2010, the Company sold Nil Golden Spirit shares and recorded an additional unrealized loss of $986 to March 31, 2010. As a result, the carrying value of the available for sale shares of Golden Spirit is $2,959 as at March 31, 2010.

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES – RELATED PARTIES (con’t)

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

During the three month period ended March 31, 2010, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $31,466 to March 31, 2010. As a result, the carrying value of the available for sale shares of Legacy is $31,468 as at March 31, 2010.

Available for sale securities – related parties include the following:

	March 31,	December 31,
	2010	2009

1,048,895 (2009-1,048,895) shares of Legacy Wine & Spirits	$ 31,468	$ 62,934
98,612 (2009- 98,612) shares of Golden Spirit Enterprises Ltd.	2,959	3,945

	$ 34,427	$ 66,879

NOTE 4 – OIL AND GAS PROPERTIES

Oil and gas properties include the following:

	March 31,	December 31,
	2010	2009

Acquisition and exploration costs, unproved, not subject to depletion.	$ 3	$ 3

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

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

NOTE 4 – OIL AND GAS PROPERTIES (con’t.)

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

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

NOTE 5 – ACQUISITION (con’t.)

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

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the year ended December 31, 2009, the Company incurred $278,231(2008-$Nil) in research and development costs. During the three months ended March 31, 2010 an additional $7,000 was incurred in research and development.

NOTE 6 – DEFERRED COMPENSATION

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

The Company amortizes the costs of these services over the respective terms of the contracts.  During the three months ended March 31, 2010 and 2009, the Company recorded amortization of deferred compensation totaling $3,266 and  $2,000 respectively. As of March 31, 2010 the unamortized portion of the deferred compensation totaled $12,490. (December 31, 2009 - $15,756).

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

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

NOTE 7- STOCKHOLDERS’ EQUITY (con’t.)

(1) 2010 Stock Transactions

During the three months ended March 31, 2010:

The Company issued a total of 1,205,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan at $0.01 per share to satisfy debt to related parties in the amount of $12,050.

(2) 2009 Stock Transactions

No shares issued during the three months ended March 31, 2009.

(3) 2010 Stock Options

During the three months ended March 31, 2010, 1,205,000 stock options were granted by the Company, which were immediately exercised. Accordingly, no compensation expense was recorded.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2007	-	-	-
Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11
Balance, December 31, 2008	-	-	-
Granted during the period	8,498,000	0.03
Exercised during the period	(8,498,000)	0.03
Balance, December 31, 2009	-	-	-

Granted during the period	1,205,000	0.03
Exercised during the period	(1,205,000)	0.03

Balance, March 31, 2010	-	-	-

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

(b)   As of March 31, 2010, there were 1,333,333 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(c)   As of March 31, 2010, there were 120,700 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

(d)   As of March 31, 2010, there were 8,872,000 stock options available for grant under the Company’s two 2009 Stock Incentive and Option Plan.

NOTE 7- STOCKHOLDERS’ EQUITY (con’t.)

On June 29, 2009, the Company filed Registration Statements on Form S-8 to register 7,500,000 to be issue pursuant to the Company’s 2009 Stock. Incentive and Option Plan. 7,423,000 shares have been granted and exercised under the June 2009 Stock Option Plan. On November 24, 2009, the Company filed Registration Statements on Form S-8 to register 10,000,000 to be issue pursuant to the Company’s 2009 Stock. Incentive and Option Plan. 1,205,000 shares have been granted and exercised under the november 2009 Stock Option Plan.

(4) 2009 Stock Options

During the three months ended March 31, 2009, no options were granted by the Company.

      (a)   The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	-
Granted during 2007	601,667	0.21	5 years
Exercised during 2007	(601,667)	-
Balance, December 31, 2007	-
Granted during 2008	419,300	0.13	5 years
Exercised during 2008	(419,300)
Balance, December 31, 2008	-
Balance, March 31, 2009	-

      (b)   As of March 31, 2009, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(c)

As of March 31, 2009, there were 1,539,033 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010, the Company incurred $1,460 (2009 -$805) in management fees to directors. As at March 31, 2010 the Company owes $9,000 in management fees.

During the three months ended March 31, 2010 the Company incurred $7,767 (2009 - $5,310) in rent and office expenses to a private company controlled by a shareholder.

NOTE 8 – RELATED PARTY TRANSACTIONS (con’t.)

During the three months ended March 31, 2010, two companies controlled by significant shareholders earned $3,266 (2009 - $2,000) pursuant to prepaid services agreements.

At March 31, 2010, an amount of $57,253 (December 31, 2009 - $7,253) was payable to Golden Spirit.  These amounts are non-interest bearing and have no specific terms of repayment.

At March 31, 2010, an amount of $131,373 (December 31, 2009 - $131,373) was receivable from Legacy.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

The following amounts are due to related parties at:

	March 31, 2010	December 31, 2009
Director	$ 9,000	$ 9,000
Significant shareholders	22,358	4,253

	$ 31,358	$ 13,253

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended March 31,
	2010	2009
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The Company issued 1,205,000 shares of common stock with a value of $12,050 for satisfaction of debt to related parties during the three month period ended March 31, 2010. No stock was issued for this purpose during the three months ended March 31, 2010

The Company paid no cash for interest and income taxes for the three months ended March 31, 2010 and 2009.

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”).  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of March 31, 2010, the Company is still in the process of having the certificates released.

NOTE 10 – COMMITMENTS AND CONTINGENCIES (con’t.)

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of March 31, 2010.

Since August 1, 2002, Organa Gardens International Inc. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,050 per month for a period of 3 years and was renewed for an additional 3 years at $2,050 per month. The current tenancy agreement began August 1, 2008  for 3 additional years at $2,200 per month.

NOTE 11 – SUBSEQUENT EVENTS TO MAY 14, 2010

In the May 2010, the Company issued a total of 1,005,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan at $0.01 per share to satisfy debt to related parties in the amount of $10,000.

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

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the three months ended March 31, 2010, the incurred $7,000 in research and development costs.
(2009 – $34,314)

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

Further, The Company is in discussions with a China-based company to manufacture and distribute the Company's Organa Garden Systems-Enterprise (OGS-E) Initial marketing emphasis will target second tier cities such as Chengdu and Tianjin in central and northern China where farming is seasonal. The recent explosive growth of the Chinese organic produce sector is a big advantage, having increased tenfold between 1999 and 2004 and has since continued to be aggressively promoted and supported by the Chinese government. Organa Garden's growing wheel will enable the tier two cities to grow organic foods without the risks of pesticides, crops pest, and soil-borne diseases while reaping the rewards of higher yields and seasonal extension of crop growth. Organa Gardens will allow China to grow organic foods on a smaller scale to accommodate variable demands while being cost and energy efficient

Our Oil and Gas Properties

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

During the three month period ended March 31, 2010, the Company sold Nil Golden Spirit shares and recorded an additional unrealized loss of $986 to March 31, 2010. As a result, the carrying value of the available for sale shares of Golden Spirit is $2,959 as at March 31, 2010.

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

During the three month period ended March 31, 2010, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $31,466 to March 31, 2010. As a result, the carrying value of the available for sale shares of Legacy is $31,468 as at March 31, 2010.

Available for sale securities – related parties include the following:

	March 31,	December 31,
	2010	2009
1,048,895 (2009-1,048,895) shares of Legacy Wine & Spirits	$ 31,468	$ 62,934
98,612 (2009- 98,612) shares of Golden Spirit Enterprises Ltd.	2,959	3,945

	$ 34,427	$ 66,879

Liquidity and Capital Resources.

At March 31, 2010, we had total assets of $167,290 including cash of $433 and taxes recoverable of $1,054.  We have $3 invested in oil and gas properties, which is represented by $1 for 13,189 acres of gas leases located in Utah, $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California.  We have available for sale securities with a fair value of $34,427 as at March 31, 2010 and a long-term receivable from Legacy Wine & Spirits International Ltd. at a value of $131,373. As of December 31, 2009, we had total assets of $201,047. The decrease in assets is primarily due to a decrease in the fair value of available for sale securities.

At March 31, 2010, we had current liabilities of $532,361, which was represented by accounts payable and accrued liabilities of $493,790, $31,318 due to related parties and $7,253 due to Golden Spirit Enterprises Ltd. As of December 31, 2009 we had current liabilities of $510,666. The slight increase in liabilities was a result of an increase in related party payables.  At March 31, 2010, we had a working capital deficiency of $530,874 (December 31, 2009 - $507,874).

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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended March 31, 2010 was $38,316 (2009 - $61,721). This decrease in loss was due to the incurrence of fewer expenditures in research and development costs.

From inception to March 31, 2010 our Company has incurred cumulative net losses of $24,518,448 resulting primarily from the write-down of $3,815,655 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of its investment in Legacy Wine & Spirits International Ltd. of $128,288 and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $6,776,479, office and general expenses of $2,699,224; professional fees of $1,136,503; interest expense of $98,282, software development costs of $737,300 and research and development costs of $285,231. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Enterprises Ltd. (See Item 2, Utah property),$82,138 in interest and royalty income and a gain on the sale of securities – related parties of $21,541.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2010, we had cash in the amount of $433. We have not generated any revenues since inception and have incurred a net loss of $20,057,815 from our re-entry into development stage on January 1, 1996 to March 31, 2010. Our current operating funds are insufficient to cover an environmental study and permitting and preparation costs to initiate drilling of a gas well. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated exploration expenditures.

Item 4T Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

1. On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As of March 31, 2010, the Company is still in the legal process of having the certificate released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently  examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of March 31, 2010.

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

      (1) 2010 Stock Transactions

During the three months ended March 31, 2010:

The Company issued a total of 1,205,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan at $0.01 per share to satisfy debt to related parties in the amount of $12,050.

(2) 2009 Stock Transactions

No shares issued during the three months ended March 31, 2009.

(3) 2010 Stock Options

During the three months ended March 31, 2010, 1,205,000 stock options were granted by the Company, which were immediately exercised. Accordingly, no compensation expense was recorded.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2007	-	-	-

Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11
Balance, December 31, 2008	-	-	-
Granted during the period	8,498,000	0.03
Exercised during the period	(8,498,000)	0.03
December 31, 2009	-	-	-

Granted during the period	1,205,000	0.03
Exercised during the period	(1,205,000)	0.03

Balance, March 31, 2010	-	-	-

(b)   As of March 31, 2010, there were 1,333,333 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(c)   As of March 31, 2010, there were 120,700 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

(d)   As of March 31, 2010, there were 8,872,000 stock options available for grant under the Company’s two 2009 Stock Incentive and Option Plan.

On June 29, 2009, the Company filed Registration Statements on Form S-8 to register 7,500,000 to be issue pursuant to the Company’s 2009 Stock. Incentive and Option Plan. 7,423,000 shares have been granted and exercised under the June 2009 Stock Option Plan. On November 24, 2009, the Company filed Registration Statements on Form S-8 to register 10,000,000 to be issue pursuant to the Company’s 2009 Stock. Incentive and Option Plan. 1,205,000 shares have been granted and exercised under the November 2009 Stock Option Plan.

(4) 2009 Stock Options

During the three months ended March 31, 2009, no options were granted by the Company.

      (a)   The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	-
Granted during 2007	601,667	0.21	5 years
Exercised during 2007	(601,667)	-
Balance, December 31, 2007	-
Granted during 2008	419,300	0.13	5 years
Exercised during 2008	(419,300)
Balance, December 31, 2008	-
Balance, March 31, 2009	-

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

ORGANA GARDENS INTERNATIONAL INC.

Date: May 17,2010	By: /s/ Jaclyn Cruz
Jaclyn Cruz
President and C.E.O

Date: May 17,2010	By: /s/ C. Scheive
Christopher Scheive
Secretary. Treasurer and C.F.O.