Form 10-Q
period 2010-06-30
ORGANA GARDENS INTERNATIONAL INC.
filed 2010-08-10
CIK 746631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010,

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On July 31, 2010 there were 34,070,133 shares outstanding of the issuer’s common stock.

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

ORGANA GARDENS INTERNATIONAL INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2010 (unaudited)	December 31, 2009

ASSETS

CURRENT ASSETS
Cash	$ 63	$ 1,592
Taxes recoverable	1,306	1,200

TOTAL CURRENT ASSETS	1,369	2,792

AVAILABLE FOR SALE SECURITIES – related parties	34,427	66,879
DUE FROM LEGACY WINE & SPIRITS INTERNATIONAL LTD.	131,373	131,373
OIL AND GAS PROPERTIES, (full cost method of accounting unproven)	3	3

TOTAL ASSETS	$ 167,172	$ 201,047

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 482,306	$ 490,160
Due to related parties	69,573	13,253
Due to Golden Spirit Enterprises Ltd.	7,003	7,253

TOTAL CURRENT LIABILITIES	558,882	510,666

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Convertible Preferred: - Class A voting stock, $0.001 par value, 5,000,000 shares authorized		-
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized		-
Common stock, $0.001 par value, 200,000,000 shares authorized
34,070,133 (December 31, 2009 – 30,865,133) shares issued and outstanding	34,070	30,865
Additional paid-in capital	24,128,188	24,104,343
Deferred Compensation	(13,908)	(15,756)
Deficit accumulated during the development stage	(20,098,036)	(20,019,499)
Deficit accumulated prior to the development stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive income	18,609	51,061

TOTAL STOCKHOLDERS’ DEFICIT	(391,710)	(309,619)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 167,172	$ 201,047

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,		For the period from January 1, 1996 to June 30,
	2010	2009	2010	2009	2010

GENERAL & ADMINSTRATIVE EXPENSES
Litigation settlement	$ -	$ -	$ -	$ -	$ 2,291,070
Management and consulting fees	10,316	5,995	10,690	5,995	4,866,926
Consulting fees – stock based compensation	-	-	-	-	1,919,869
Exploration costs	-	-	-	-	113,678
Loss on settlement of debt	-	-	-	-	718,784
General and administrative	21,651	21,562	44,532	39,755	2,720,875
Professional fees	8,254	(1,186)	16,315	5,041	1,144,757
Interest expense	-	-	-	-	98,282
Research and development costs	-	106,568	7,000	140,882	285,231
Software development costs	-	-	-	-	737,300

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	40,221	132,939	78,537	191,673	14,896,772

OTHER (INCOME ) EXPENSES
Interest, Royalty and Other Income	-	-	-	-	(82,138)
(Gain)/loss on sale of securities – related parties	-	-	-	2,987	(21,541)
Property option income	-	-	-	-	(130,000)
Write-down of investment in Legacy	-	-	-	-	128,288
Write-down of interest in ACGT Corporation	-	-	-	-	1,406,000
Write-down of interest in oil and gas properties	-	-	-	-	3,815,655
Loss on Iceberg Drive Inn Investment	-	-	-	-	85,000

TOTAL OTHER (INCOME ) EXPENSES	(40,221)	(132,939)	(78,537)	(194,660)	5,201,264

Loss before Income Taxes	-	-	-		(20,098,036)
Income Tax Provision	-	-	-		-

NET LOSS FOR THE PERIOD	$ (40,221)	$ (133,030)	$ (78,537)	$ (194,660)	$ (20,098,036)

BASIC NET LOSS PER SHARE	$ (.00)	$ (.01)	$ (.00)	$ (.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	33,289,913	19,101,916	32,414,194	18,494,757

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,		For the period from January 1, 1996 to June 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (78,537)	$ (194,660)	$ (20,098,036)
Adjustments to reconcile net loss to net cash used in operating activities:
- fees and services paid for with common shares	6,848	4,000	3,422,745
- non cash research and development	-	105,000	105,000
- other stock-based compensation	-		1,919,468
- interest paid for with common shares	-		80,872
- loss on settlement of debt	-		718,784
- software development costs paid for with common shares	-		600,000
- non cash exploration costs	-		110,000
- write-down of interest in oil and gas properties	-		2,970,718
- write-down of investment in Legacy Mining Ltd.	-		128,288
- write-down of interest in ACGT Corporation	-		2,250,937
- loss on Iceberg Drive Inn investment	-		85,000
- (Gain)/loss on sale of securities held for resale – related parties	-	2,987	(21,816)
- non cash option income received in shares	-		(130,000)
- interest accrued on promissory notes receivable	-		(63,136)
- other non-cash expenses	-		2,557,382
- net changes in working capital items	(7,960)	(13,793)	324,742

CASH FLOWS USED IN OPERATING ACTIVITIES	(79,649)	(96,466)	(5,039,052)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes receivable	-	-	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	-	22,420	136,790
Interest in oil and gas properties, net of finders fees	-	-	(1,522,804)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	22,420	(1,442,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	-	44,000	5,098,325
Net advances (to) from related parties	78,120	28,361	963,668
Advances receivable	-	-	420,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	78,120	72,361	6,481,993

NET INCREASE (DECREASE) IN CASH	(1,529)	(1,685)	63

CASH, BEGINNING OF PERIOD	1,592	2,723	-

CASH, END OF PERIOD	$ 63	$ 1,038	$ 63

Supplemental cash flow information (See Note 9)

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

GOING CONCERN

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses during the development stage of $20,098,036 and at June 30, 2010 had a working capital deficiency of $557,513. Further losses are expected in the development of thevertical hydroponic farming project . The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its resource properties.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

June 30, 2010

(unaudited)

NOTE 2 – BASIS OF PRESENTATION (con’t.)

.

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

During the six month period ended June 30, 2010, the Company sold Nil Golden Spirit shares and recorded an additional unrealized loss of $986 to June 30, 2010. As a result, the carrying value of the available for sale shares of Golden Spirit is $2,959 as at June 30, 2010.

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

Effective December 31, 2007, the Company recorded, as other comprehensive income for the year, a $604,440 unrealized gain in the carrying value of its shares of Legacy. During the year ended December 31, 2008, the Company sold 150,000 Legacy shares resulting in a realized gain of $26,100 and recorded an additional unrealized gain of $270,562 to December 31, 2008. As a result, the carrying value of the available for sale shares of Legacy was $885,502 as at December 31, 2008. During the year ended December 31, 2009, the Company sold 30,985 Legacy shares resulting in a realized loss of $2,987 (net of commissions of $595) and recorded an additional unrealized loss of $797,161 to December 31, 2009. As a result, the carrying value of the available for sale shares of Legacy is $62,934 as at December 31, 2009.

During the six month period ended June 30, 2010, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $31,466 to June 30, 2010. As a result, the carrying value of the available for sale shares of Legacy is $31,468 as at June 30, 2010.

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

June 30, 2010

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

June 30, 2010

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

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the year ended December 31, 2009, the Company incurred $278,231(2008-$Nil) in research and development costs. During the six months ended June 30, 2010 an additional $7,000 was incurred in research and development.

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

On May 15, 2010, the Company entered into an agreement with Domain Land Holdings Ltd. (“Domain”), a private company controlled by a significant shareholder, with a two-year term, whereby Domain provides investment-banking services to the Company (valued at $5,000) in exchange for 1,000,000 restricted shares of the Company’s common stock.

The Company amortizes the costs of these services over the respective terms of the contracts.  During the six months ended June 30, 2010 and 2009, the Company recorded amortization of deferred compensation totaling $6,848 and $4,000 respectively. As of June 30, 2010 the unamortized portion of the deferred compensation totaled $13,908. (December 31, 2009 - $15,756).

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

(1) 2010 Stock Transactions

During the six months ended June 30, 2010:

The Company issued a total of 2,205,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan at $0.01 per share to satisfy debt to related parties in the amount of $22,050.

During the six months ended June 30, 2010, 1,000,000 restricted common shares were issued valued at $5,000 pursuant to a deferred compensation contract with a related party. See note 6.

(2) 2009 Stock Transactions

During the six months ended June 30, 2009:

(a)  The Company issued a total of 500,000 common shares to four (4) placees pursuant to certain private placement agreements. The Company received proceeds of $44,000.

(b)   On February 27, 2008 the Company issued 3,500,000 restricted common shares valued at $105,000 with respect to the acquisition of the assets of Organa Gardens Inc. See note 5.

(3) 2010 Stock Options

During the six months ended June 30, 2010, 2,205,000 stock options were granted by the Company, which were immediately exercised at $0.01 per share to satisfy debt to related parties in the amount of $22,050. Accordingly, no compensation expense was recorded.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2007	-	-	-
Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11
Balance, December 31, 2008	-	-	-
Granted during the period	8,498,000	0.03
Exercised during the period	(8,498,000)	0.03
Balance, December 31, 2009	-	-	-
Granted during the period	2,205,000	0.03
Exercised during the period	(2,205,000)	0.03

Balance, June 30, 2010	-	-	-

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

(unaudited)

NOTE 7- STOCKHOLDERS’ EQUITY (con’t.)

(b)   As of June 30, 2010, there were 1,333,333 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(c)   As of June 30, 2010, there were 120,700 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

(d)   As of June 30, 2010, there were 7,872,000 stock options available for grant under the Company’s two 2009 Stock Incentive and Option Plan.

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

(4) 2009 Stock Options

During the six months ended June 30, 2009, no options were granted by the Company.

(a)   The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	-
Granted during 2007	601,667	0.21	5 years
Exercised during 2007	(601,667)	-
Balance, December 31, 2007	-
Granted during 2008	419,300	0.13	5 years
Exercised during 2008	(419,300)
Balance, December 31, 2008	-
Balance, June 30, 2009	-

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

(unaudited)

(a)   As of June 30, 2009, there were 1,141,667 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(b)   As of June 30, 2009, there were 1,539,033 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

(c)   On June 29, 2009, the Company filed Registration Statements on Form S-8 to register 7,500,000 to be issued pursuant to the Company’s 2009 Stock Incentive and Option Plan. No options were granted.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2010, the Company incurred $2,190 (2009 -$3,160) in management fees to directors. As at March 31, 2010 the Company owes $9,000 in management fees.

During the six months ended June 30, 2010 the Company incurred $14,881 (2009 - $10,958) in rent and office expenses to a private company controlled by a shareholder.

During the six months ended June 30, 2010, three companies controlled by significant shareholders earned $6,848 (2009 - $4,000) pursuant to prepaid services agreements.

At June 30, 2010, an amount of $7,003 (December 31, 2009 - $7,253) was payable to Golden Spirit.  These amounts are non-interest bearing and have no specific terms of repayment.

At June 30, 2010, an amount of $131,373 (December 31, 2009 - $131,373) was receivable from Legacy.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

The following amounts are due to related parties at:

	June 30, 2010	December 31, 2009

Director	$ 9,000	$ 9,000
Significant shareholders	60,573	4,253

	$ 69,573	$ 13,253

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

(unaudited)

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Six months ended June 30,
	2010	2009
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -
Shares issued for debt	$ 22,050	$ -
Shares issued for deferred compensation	$ 5,000	$ -

The Company issued 2,205,000 shares of common stock with a value of $22,050 for satisfaction of debt to related parties during the six month period ended June 30, 2010. No stock was issued for this purpose during the six months ended June 30, 2009.

During the six months ended June 30, 2010, 1,000,000 restricted common shares were issued valued at $5,000 pursuant to a deferred compensation contract with a related party

The Company paid no cash for interest and income taxes for the six months ended June 30, 2010 and 2009.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”).  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of

Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of June 30, 2010, the Company is still in the process of having the certificates released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of June 30, 2010.

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

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the six months ended June 30, 2010, the incurred $7,000 in research and development costs. (2009 – $140,882)

Currently, the Company is in the process of applying for a world-wide patent for its vertical hydroponic farming system, Organa Gardens System - Enterprise (OGS-E). The management of Organa Gardens is in the final steps of determining the types of materials that will be used to mass produce the OGS-E units economically so that the units can be sold and used affordably by the general population who would like to grow their own food organically and efficiently.

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

The Company has received $Nil in oil royalties for the six months ended June 30, 2010

(2009 - $Nil).

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

During the six month period ended June 30, 2010, the Company sold Nil Golden Spirit shares and recorded an additional unrealized loss of $986 to June 30, 2010. As a result, the carrying value of the available for sale shares of Golden Spirit is $2,959 as at June 30, 2010.

Legacy

During 2003 the Company settled an outstanding debt receivable of $122,988 from Legacy Mining Ltd. (“Legacy”) for the issue of 1,229,880 restricted shares of Legacy representing a then 9.8% interest in Legacy. During 2004, the Company wrote this investment down to $1 because management determined that it was not recoverable within a reasonable period of time.

Effective December 31, 2007, the Company recorded, as other comprehensive income for the year, a $604,440 unrealized gain in the carrying value of its shares of Legacy. During the year ended December 31, 2008, the Company sold 150,000 Legacy shares resulting in a realized gain of $26,100 and recorded an additional unrealized gain of $270,562 to December 31, 2008. As a result, the carrying value of the available for sale shares of Legacy was $885,502 as at December 31, 2008. During the year ended December 31, 2009, the Company sold 30,985 Legacy shares resulting in a realized loss of $2,987 (net of commissions of $595) and recorded an additional unrealized loss of $797,161 to December 31, 2009. As a result, the carrying value of the available for sale shares of Legacy is $62,934 as at December 31, 2009.

During the six month period ended June 30, 2010, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $31,466 to June 30, 2010. As a result, the carrying value of the available for sale shares of Legacy is $31,468 as at June 30, 2010.

Available for sale securities – related parties include the following:

	June 30,	December 31,
	2010	2009

1,048,895 (2009-1,048,895) shares of Legacy Wine & Spirits	$ 31,468	$ 62,934
98,612 (2009- 98,612) shares of Golden Spirit Enterprises Ltd.	2,959	3,945

	$ 34,427	$ 66,879

Liquidity and Capital Resources.

At June 30, 2010, we had total assets of $167,172 including cash of $63 and taxes recoverable of $1,306.  We have $3 invested in oil and gas properties, which is represented by $1 for 13,189 acres of gas leases located in Utah, $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California.  We have available for sale securities with a fair value of $34,427 as at June 30, 2010 and a long-term receivable from Legacy Wine & Spirits International Ltd. at a value of $131,373. As of December 31, 2009, we had total assets of $201,047. The decrease in assets is primarily due to a decrease in the fair value of available for sale securities.

At June 30, 2010, we had current liabilities of $558,882, which was represented by accounts payable and accrued liabilities of $482,306, $69,573 due to related parties and $7,003 due to Golden Spirit Enterprises Ltd. As of December 31, 2009 we had current liabilities of $510,666. The slight increase in liabilities was a result of an increase in related party payables.  At June 30, 2010, we had a working capital deficiency of $557,513 (December 31, 2009 - $507,874).

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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended June 30, 2010 was $40,221 (2009 - $133,030). This decrease in loss was due to the incurrence of fewer expenditures in research and development costs.

From inception to June 30, 2010 our Company has incurred cumulative net losses of $20,098,036 resulting primarily from the write-down of $3,815,655 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of its investment in Legacy Wine & Spirits International Ltd. of $128,288 and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $6,786,795, office and general expenses of $2,720,875; professional fees of $1,144,757; interest expense of $98,282, software development costs of $737,300 and research and development costs of $285,231. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Enterprises Ltd. (See Item 2, Utah property), $82,138 in interest and royalty income and a gain on the sale of securities – related parties of $21,541.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2010, we had cash in the amount of $63. We have not generated any revenues since inception and have incurred a net loss of $20,098,036 from our re-entry into development stage on January 1, 1996 to June 30, 2010. Our current operating funds are insufficient to cover an environmental study and permitting and preparation costs to initiate drilling of a gas well. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated exploration expenditures.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

1. On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As of June 30, 2010, the Company is still in the legal process of having the certificate released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently  examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of June 30, 2010.

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

      (1) 2010 Stock Transactions

During the six months ended June 30, 2010:

The Company issued a total of 2,205,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan at $0.01 per share to satisfy debt to related parties in the amount of $22,050.

During the six months ended June 30, 2010, 1,000,000 restricted common shares were issued valued at $5,000 pursuant to a deferred compensation contract with a related party.

(2) 2009 Stock Transactions

During the six months ended June 30, 2009:

(a)  The Company issued a total of 500,000 common shares to four (4) placees pursuant to certain private placement agreements. The Company received proceeds of $44,000.

(b)   On February 27, 2008 the Company issued 3,500,000 restricted common shares valued at $105,000 with respect to the acquisition of the assets of Organa Gardens Inc.

(3) 2010 Stock Options

During the six months ended June 30, 2010, 2,205,000 stock options were granted by the Company, which were immediately exercised. Accordingly, no compensation expense was recorded.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2007	-	-	-
Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11
Balance, December 31, 2008	-	-	-
Granted during the period	8,498,000	0.03
Exercised during the period	(8,498,000)	0.03
Balance, December 31, 2009	-	-	-
Granted during the period	2,205,000	0.03
Exercised during the period	(2,205,000)	0.03

Balance, June 30, 2010	-	-	-

(b)   As of June 30, 2010, there were 1,333,333 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(c)   As of June 30, 2010, there were 120,700 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

(d)   As of June 30, 2010, there were 7,872,000 stock options available for grant under the Company’s two 2009 Stock Incentive and Option Plan.

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

(4) 2009 Stock Options

During the six months ended June 30, 2009, no options were granted by the Company.

      (a)   The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2006	-
Granted during 2007	601,667	0.21	5 years
Exercised during 2007	(601,667)	-
Balance, December 31, 2007	-
Granted during 2008	419,300	0.13	5 years
Exercised during 2008	(419,300)
Balance, December 31, 2008	-
Balance, June 30, 2009	-

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

ORGANA GARDENS INTERNATIONAL INC.

Date: August 10,2010	By: /s/ C. Scheive
Christopher Scheive
President and C.E.O

Date: August 10,2010	By: /s/ Jaclyn Cruz
Jaclyn Cruz
Secretary. Treasurer and C.F.O.