Form 10-K
period 2010-12-31
PARTICLE DRILLING TECHNOLOGIES INC/NV
filed 2011-03-31
CIK 746631

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0-14278

ORGANA GARDENS INTERNATIONAL INC.

NEVADA	88-01955105
(STATE OF INCORPORATION)	(I.R.S. ID)

35 South Ocean Avenue, Patchogue, New York, 11772

1-888-488-6882

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK    OTC:BB

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.001

(Title of Class)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [  ]  Yes  [  ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    [  ] Yes [  ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [  ]  Yes    [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [  ] Yes   [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a smaller reporting company.

Large accelerated filer [  ]

     Accelerated filer   [  ]

Non-accelerated filer   [  ]     (Do not check if a smaller reporting company)                Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  Yes    [  ]  No

As of March 31, 2011, there were 41,951,466 shares of the issuer's $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference:  None

 Organa Gardens International Inc.
FORM 10-K

For The Fiscal Year Ended December 31, 2010

INDEX

PART I

ITEM 1.    BUSINESS

3

ITEM 1A.  RISK FACTORS

9

ITEM 1B.  UNRESOLVED STAFF COMMENTS

9

ITEM 2.    PROPERTIES

9

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

15

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

16

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING AND FINANCIAL DISCLOSURE

41

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

46

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

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the year ended December 31, 2010, the Company incurred $7,000 (2009 -$278,231) in research and development costs.

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

The Company has received $Nil in oil royalties for the year ended December 31, 2010 (2009 - $Nil).

According to Company management, they have determined that the Lak Ranch project required greater steam capacity than previously planned. Management therefore secured the use of two 50 million BTU generators. Plans are currently underway to have these generators in use as soon as possible. With the addition of more steam, the 2007 12 well program area is expected to begin to produce as forecast. In reviewing the 12 well program, management also determined that certain facilities required upgrading and that the pattern of injectors and producers was not optimal. The capital plan for 2008-09 called for revisions to the pattern and facilities upgrades, in combination with the moving of the generators. The cost of this capital plan is $1.4 million, some of which was raised in the year and the balance (about $250,000) is yet to be raised. As part of this capital plan, the Company has also secured the use of 12 beam pumps for a period of five years. Six of these pumping units are currently on site and deployed on the existing wells and have led to a modest increase in production.

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

During the year ended December 31, 2010, the Company sold Nil Golden Spirit shares and recorded an unrealized gain of $11,774. As a result, the carrying value of the available for sale shares of Golden Spirit is $2,860 as at December 31, 2010.

Effective December 31, 2010, the Company recorded a $12,859 write-down of its investment in Golden due to an other-than-temporary decline in the value of the shares.

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

During the year ended December 31, 2010, the Company the Company received 2,627,440 restricted shares of Legacy valued to $131,372 pursuant to a debt settlement and sold Nil Legacy shares. The Company recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $35,021, which was recorded as other comprehensive income (loss). As a result, the carrying value of the available for sale shares of Legacy is $58,822 as at December 31, 2010.

Effective December 31, 2010, the Company recorded a $78,823 write-down of its investment in Legacy due to an other-than-temporary decline in the value of the shares.

Available for sale securities – related parties include the following:

	December 31,	December 31,
	2010	2009

3,676,335 (2008-1,048,895) shares of Legacy Wine & Spirits	$ 58,822	$ 62,934
98,612 (2008- 98,612) shares of Golden Spirit Enterprises Ltd.	2,860	3,945

	$ 61,682	$ 66,879

Employees.

At December 31, 2010, Organa Gardens International Inc. had 2 full time employee/consultants other than its Officers and Directors.

ITEM 1A.    RISK FACTORS

Not applicable to smaller reporting companies

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of the dates specified in the following table, Organa Gardens International Inc. held the following property in the following amounts:

Property

December 31, 2010

December 31, 2009

-----------------------------------------------------------------------------------------------------------------

Cash and equivalents

US $ 50

US $ 1,592

Organa Gardens International Inc. defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. Organa Gardens International Inc. does not presently own any interests in real estate. Organa Gardens International Inc. does not presently own any inventory or equipment.

We do not own any real property.  As of August 1, 2010, Organa Gardens International Inc. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years.

Organa Gardens International Inc.’s principal corporate offices are located at 35 South Ocean Avenue, Patchogue, NY, 11772 Fax – 1 888 265 0498 Phone – 1 888 488 6882

ITEM 3.    LEGAL PROCEEDINGS

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As of December 31, 2010, the Company is still in the legal process of having the certificate released.

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

PART II

 ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As at December 31, 2010 there were approximately 2,000 holders of the outstanding shares of the Organa Gardens International Inc.'s $0.001 par value common stock.  Organa Gardens International Inc. participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the most recent trading symbol "OGNG".  According to quotes provided by stockhouse.com, the Organa Gardens International Inc.'s common stock has closed at:

Quarter

High

Low

2008 First Quarter

$0.16

$0.07

2008 Second Quarter

$0.14

$0.10

2008 Third Quarter

$0.13

$0.08

2008 Fourth Quarter

$0.10

$0.02

2009 First Quarter

$0.25

$0.10

2009 Second Quarter

$0.10

$0.03

2009 Third Quarter

$0.04

$0.02

2009 Fourth Quarter

$0.02

$0.01

2010 First Quarter

$0.01

$0.01

2010 Second Quarter

$0.01

$0.01

2010Third Quarter

$0.01

$0.01

2010 Fourth Quarter

$0.01

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

Common Stock. Organa Gardens International Inc. is authorized to issue 200,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of Organa Gardens International Inc. constitute equity interests in Organa Gardens International Inc. entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments.  As of December 31, 2010, 41,926,466 shares of the Organa Gardens International Inc.'s common stock were issued and outstanding.

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

Sales of Securities

             (1)  2010 Stock Transactions

During the year ended December 31, 2010:

(a)  The Company issued a total of 7,961,033 common shares pursuant to the exercise of options under the Company’s  Stock Incentive and Option Plans at prices between $0.0022 and $0.01 per share  to satisfy debt to related parties in the amount of $29,913.

(b)  The Company issued 1,000,000 restricted common shares valued at $5,000 pursuant to a deferred compensation contract with a related party.

(c)  The Company issued a total of 1,400,000 common shares pursuant to the exercise of options under the Company’s Incentive plans at prices between $0.003 and $0.01 per share to consultants for services valued at $11,200.

       (d)   The Company issued 700,300 restricted common shares at $0.01 per share pursuant to a debt settlement with

              Golden Spirit Enterprises Ltd. in the amount of $7,003.

(2)  2009 Stock Transactions

During the year ended December 31, 2009:

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

(3) 2010 Stock Options

During the year ended December 31, 2010, 9,361,033 stock options were granted by the Company, which were immediately exercised at prices between $0.0022 and $0.01 per share to satisfy debt to related parties in the amount of $29,913 and for consultant services valued at $11,200.

 The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2007	-	-	-
Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11
Balance, December 31, 2008	-	-	-
Granted during the period	8,498,000	0.03
Exercised during the period	(8,498,000)	0.03
Balance, December 31, 2009	-	-	-
Granted during the period	9,361,033	0.03
Exercised during the period	(9,361,033)	0.03

Balance, December 31, 2010	-	-	-

As of December 31, 2010, there were no stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

As of December 31, 2010, there were no stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

As of December 31, 2010, there were 1,705,000 stock options available for grant under the Company’s two 2009 Stock Incentive and Option Plans.

On June 29, 2009, the Company filed Registration Statements on Form S-8 to register 7,500,000 to be issue pursuant to the Company’s 2009 Stock. Incentive and Option Plan. 7,500,000 shares have been granted and exercised under the June 2009 Stock Option Plan. On November 24, 2009, the Company filed Registration Statements on Form S-8 to register 10,000,000 to be issue pursuant to the Company’s 2009 Stock. Incentive and Option Plan. 6,655,000 shares have been granted and exercised under the November 2009 Stock Option Plan.

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

On June 29, 2009, the Company filed Registration Statements on Form S-8 to register 7,500,000 to be issue pursuant to the Company’s 2009 Stock.Incentive and Option Plan. During the year ended December 31, 2009, 7,598,000 options were granted at prices between $0.02- $0.03 per share to satisfy debt to related parties in the amount of $226,290 and 900,000 options were granted at a price of $0.03 per share for cash proceeds of $27,000. On November 24, 2009, the Company filed Registration Statements on Form S-8 to register 10,000,000 to be issue pursuant to the Company’s 2009 Stock. Incentive and Option Plan. During the year ended December 31, 2009, 175,000 options were granted at $0.02 per share to satisfy debt to related parties in the amount of $3,500.

ITEM 6.    SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

Fiscal Year Ended December 31	2010	2009	2008	2007	2006

Revenue	$ Nil	$ Nil	$ Nil	$ Nil	$ Nil
Operating Loss	(125,528)	(417,393)	(342,795)	(557,266)	(770,863)
Net Loss	(217,210)	(420,380)	(1,871,917)	(518,789)	(738,090)
Basic net loss per share	0.01	0.01	0.01	0.03	0.02
Cash dividends declared per share	-	-	-	-	-
Cash, cash equivalents, and short-term investments	1,648	2,792	4,830	34,577	372,579
Total assets	63,333	201,047	1,042,425	2,430,015	1,675,031
Long-term obligations	-	-	-	-	-
Stockholders’ equity (deficit)	(511,972)	(309,619)	495,655	1,922,877	1,527,927

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

Liquidity and Capital Resources.

For the year ended December 31, 2010, we had total assets of $63,333, compared to total assets in 2009 of $201,047. This includes a cash balance of $50, compared to $1,592 in 2009.  We also have taxes recoverable of $1,598, $3 invested in oil and gas properties and available for sale securities with a fair value of $61,682 as at December 31, 2010. The decrease in assets was due a share debt settlement with Legacy Wine & Spirits International Ltd. in the amount of $131,373.

At December 31, 2010, we had current liabilities of $575,305, which was represented by accounts payable and accrued liabilities of $486,715 and $88,590 due to related parties. At December 31, 2009 we had current liabilities of $510,660. The increase in liabilities was due to an increase in amounts due to related parties.  At December 31, 2010, we had a working capital deficiency of $(573,657) (2009 - $(507,874).

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

Results of Operations

We realized $Nil interest and royalty income in 2010 and 2009. During the year ended December 31, 2009 the loss is $217,210 (2009 - $420,380).  This decrease in loss was due to a decrease in research and development costs of $271,231 offset by a write down of securities totaling $91,682.

From inception to December 31, 2010 Organa Gardens International Inc. has incurred cumulative net losses of $24,697,342 resulting primarily from the write-down of $3,815,655 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of $207,111 of its investment in Legacy Wine & Spirits International Ltd., write-down of its investment in Golden Spirit Enterprises Ltd. of $12,859 and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $4,869,572, office and general expenses of $2,762,619; professional fees of $1,154,358; interest expense of $98,282, research & development costs of $278,231 and software development costs of $737,300. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Enterprises Ltd. (See Part I, Item 3- Utah property).

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Organa Gardens International, Inc.

New York, USA

We have audited the accompanying balance sheets of Organa Gardens International, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010 and for the cumulative period from January 1, 1996 (inception of development stage) through to December 31, 2010.  Organa Gardens International Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Organa Gardens International as of December 31, 2010 and 2009, and the results of its activities and  cash flows for each of the years in the two-year period ended 2010 and for the cumulative period from January 1, 1996 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s current liabilities exceed current assets, has incurred significant losses since inception and further losses are anticipated in the development of its vertical hydroponic farming system, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

Las Vegas, Nevada

March 31, 2011

ORGANA GARDENS INTERNATIONAL INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS
Cash	$ 50	$ 1,592
Taxes recoverable	1,598	1,200
TOTAL CURRENT ASSETS	1,648	2,792

AVAILABLE FOR SALE SECURITIES – related parties	61,682	66,879
DUE FROM LEGACY WINE & SPIRITS INTERNATIONAL LTD.	-	131,373
OIL AND GAS PROPERTIES, (full cost method of accounting, unproven)	3	3

TOTAL ASSETS	$ 63,333	$ 201,047

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 486,715	$ 490,160
Due to related parties	88,590	13,253
Due to Golden Spirit Enterprises Ltd.	-	7,253
TOTAL CURRENT LIABILITIES	575,305	510,666

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Convertible preferred stock: - Class A voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
Common stock, $.001 par value, 200,000,000 shares authorized
41,926,466 (December 31, 2009 – 30,865,133) shares issued and outstanding	41,926	30,865
Additional paid-in capital	24,143,398	24,104,343
Deferred compensation	(6,128)	(15,756)
Deficit accumulated during the development stage	(20,236,709)	(20,019,499)
Deficit accumulated prior to the development stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive income	6,174	51,061
TOTAL STOCKHOLDERS’ (DEFICIT)	(511,972)	(309,619)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 63,333	$ 201,047

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ended December 31, 2010	Year ended December 31, 2009	Cumulative from January 1, 1996 (inception of development stage) to December 31, 2010

GENERAL AND ADMINISTRATIVE EXPENSES
Litigation settlement	$ -	$ -	$ 2,291,070
Management and consulting fees	13,336	14,237	4,869,572
Consulting fees – stock based compensation	-	-	1,919,869
Exploration costs	-	-	113,678
Loss on settlement of debt	-	-	718,784
General and administrative	79,276	81,188	2,755,619
Professional fees	25,916	43,737	1,154,358
Interest expense	-	-	98,282
Research and development costs	7,000	278,231	285,231
Software development costs	-	-	737,300
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	125,528	417,393	14,943,763

OTHER (INCOME) EXPENSES
Interest, royalty and other income	-	-	(82,138)
(Gain)/loss on sale of securities – related party	-	2,987	(21,541)
Property Option Income	-	-	(130,000)
Write-down of securities - Legacy Wine & Spirits International	78,823	-	207,111
Write-down of securities - Golden Spirit Enterprises Ltd.	12,859	-	12,859
Write-down of interest in ACGT Corporation	-	-	1,406,000
Write-down of interest in oil and gas properties	-	-	3,815,655
Loss on Iceberg Drive Inn investment	-	-	85,000

TOTAL OTHER (INCOME) EXPENSES	91,682	2,987	5,292,946

Loss before income taxes	(217,210)	(420,380)	(20,236,709)

Income tax provision	-	-	-

NET LOSS	$ (217,210)	$ (420,380)	$ (20,236,709)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	34,047,269	22,929,130

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF EXPLORATION STAGE) TO DECEMBER 31, 2010

				Accumulated					Deficit
			Additional	Other				Promissory	Accumulated
	Number		Paid In	Comprehensive	Deferred		Treasury	Notes	During The
	Of Shares	Amount	Capital	Income (Loss)	Compensation	Subscriptions	Stock	Receivable	Exploration Stage	Total

Balance, January 1, 1996	4,162	$4	$4,361,896	$-	$-	$-	($199,167)	$-	(4,460,633)	$ (297,900)
Shares issued to settle litigation – Jan. 9, 1996	417	-	2,469,882	-	-	-	-	-	-	2,469,882
			(1)	-	-	-	-		-	-
Net loss for the year ended December 31, 1996	-	-	-	-	-	-	-	-	(2,726,232)	(2,726,232)
Balance, December 31, 1996	4,579	5	6,831,777	-	-	-	(199,167)	-	(7,186,865)	(554,250)

Shares issued to settle note payable and accrued interest –Jan. 25, 1997	4,167	4	476,996	-	-	-	-	-	-	477,000
Shares issued for services at $90.06 per share – April 15, 1997	458	-	41,250	-	-	-	-	-	-	41,250
Shares issued for services at $30.50 per share – May 26, 1997	3,458	3	105,497	-	-	-	-	-	-	105,500
Net loss for the year ended December 31, 1997	-	-	-	-	-	-	-	-	(93,933)	(93,933)
Balance, December 31, 1997	12,662	12	7,455,520	-	-	-	(199,167)	-	(7,280,798)	(24,433)

Shares issued for services at $14.40 per share – Dec. 28, 1998	1,667	2	23,998	-	-	-	-	-	-	24,000
Shares issued for services at $6.00 per share – Dec. 28, 1998	125	-	750	-	-	-	-	-	-	750
Net loss for the year ended December 31, 1998	-	-	-	-	-	-	-	-	(45,655)	(45,655)
Balance, December 31, 1998	14,454	14	7,480,268	-	-	-	(199,167)	-	(7,326,453)	(45,338)
		-	-	-	-	-	-		-	-
Shares issued for services at $27.38 – Dec. 28, 1999	1,333	1	36,499	-	-	-	-	-	-	36,500
Net loss for the year ended December 31, 1999	-	-	-	-	-	-	-	-	(26,218)	(26,218)
Balance, December 31, 1999	15,787	15	7,516,767	-	-	-	(199,167)	-	(7,352,671)	(35,056)

Correction of treasury stock	-		(199,167)	-	-	-	199,167	-	-	-
Shares issued for software development at $36.00 per share– March 23, 2000	16,667	17	599,983	-	-	-	-	-	-	600,000
Shares issued for services and interest at $12.00 per share –Sept. 22, 2000	1,104	1	13,249	-	-	-	-	-	-	13,250
Shares issued for interest in oil and gas property at $34.80 per share – Sept. 22, 2000	45,833	46	1,594,954	-	-	-	-	-	-	1,595,000
Shares issued for services and advances at $50.40 per share – Sept. 24, 2000	6,083	6	306,594	-	-	-	-	-	-	306,600
Shares issued for services at $90.00 per share – Nov. 6, 2000	3,953	4	355,796	-	-	-	-	-	-	355,800
Share reconciliation	(8)	-	(1)	-	-	-	-	-	-	(1)
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	-	(1,223,108)	(1,223,108)
Balance, December 31, 2000	89,419	89	10,188,175	-	-	-	-	-	(8,575,779)	1,612,485
Common stock subscriptions, 8,333 shares at $84.00 per
share, net of finder’s fee of $70,000 – Jan. 30, 2001		-	-	-	-	-	630,000		-	630,000
Shares issued for Harvester Property finder’s fee at $70.14 per share – Feb. 27, 2001	417	-	29,250	-	-	-	-		-	29,250
Shares issued for debt at $86.40 per share – March 27, 2001	3,594	4	310,513	-	-	-	-		-	310,517
Shares issued for cash at $60.00 per share – July 13, 2001	2,917	3	174,997	-	-	-	-		-	175,000
Shares issued for debt at $60.00 per share – Aug. 15, 2001	3,620	4	217,225	-	-	-	-		-	217,229
Common stock subscriptions, 50 shares at $60.00 per share– July 10, 2001	-	-	-	-	-	-	3,000		-	3,000
Shares issued for cash at $32.40 per share, net of finder’s fee of $30,000 – Oct. 12, 2001	8,333	8	269,992	-	-	-	-		-	270,000
Shares issued for debt at $48.00 per share – Nov. 5, 2001	4,403	4	211,329	-	-	-	-		-	211,333
Shares issued for deferred compensation at $56.39 per share –Nov. 15, 2001	1,667	2	93,998	-	(94,000)	-	-		-	-
Deferred compensation expense recorded in the year	-	-	-	-	3,917	-	-		-	3,917
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-		(3,120,340)	(3,120,340)
Balance, December 31, 2001	114,370	114	11,495,479	-	(90,083)	-	633,000	-	(11,696,119)	342,391

Shares returned to treasury and cancelled – Jan. 21, 2002	(396)	-	(9,500)	-	-	-	-		-	(9,500)
Shares issued from stock subscriptions – Jan. 31, 2002	8,333	8	629,992	-	-	-	(630,000)		-	-
Shares issued for services at $40.80 per share – Feb. 19, 2002	7,634	8	311,470	-	-	-	-		-	311,478
Shares issued for acquisition of rights at $39.60 per share –March 6, 2002	33,333	33	1,319,967	-	-	-	-		-	1,320,000
Shares issued for services at $40.80 per share – March 31, 2002	2,917	3	118,997	-	-	-	-		-	119,000
Shares issued for services at $16.80 per share – May 21, 2002	35,810	36	601,574	-	-	-	-		-	601,610

Shares returned to treasury and cancelled – June 5, 2002	(833)	(1)	(32,999)	-	-	-	-		-	(33,000)
Shares issued for cash at $60.00 per share – Sept. 5, 2002	50	-	3,000	-	-	-	(3,000)		-	-
Shares issued for services at $9.60 per share – Sept 5, 2002	17,667	18	169,582	-	-	-	-		-	169,600
Shares issued for fees at $9.60 per share – Sept. 5, 2002	3,333	3	31,997	-	-	-	-		-	32,000
Shares issued for deferred compensation at $1.44 per share – Dec. 13, 2002	541,667	542	779,458	-	(780,000)	-	-		-	-
Shares issued for services at $1.44 per share – Dec. 16, 2002	307,500	308	442,492	-	-	-	-		-	442,800
Deferred compensation expense recorded in the year	-	-	-	-	44,707	-	-		-	44,707
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-		(3,360,353)	(3,360,353)
Balance, December 31, 2002	1,071,385	1,072	15,861,509	-	(825,376)	-	-	-	(15,056,472)	(19,267)

Shares issued for stock options at $1.80 – Jan. 2, 2003	25,000	25	44,975	-	-	-	-		-	45,000
Shares issued for stock options at $1.80 –Jan. 24, 2003	8,333	8	14,992	-	-	-	-		-	15,000
Shares issued for stock options at $1.80 –Feb.18, 2003	8,333	8	14,992	-	-	-	-		-	15,000
Shares issued for stock options at $1.80 – Feb.25, 2003	20,833	21	37,479	-	-	-	-		-	37,500
Shares issued for stock options at $1.80 – Mar.3, 2003	162,500	163	292,337	-	-	-	-		-	292,500
Shares returned to treasury and cancelled – Mar. 6, 2003	(111)	-	(5,500)	-	-	-	-		-	(5,500)
Shares issued for cash at $1.50 per share – Mar. 17,2003	66,667	67	99,933	-	-	-	-		-	100,000
Shares issued for stock options at $1.80 – May 12, 2003	58,333	58	104,942	-	-	-	-		-	105,000
Shares issued for stock options at $1.80 – May 30, 2003	58,333	58	104,942	-	-	-	-		-	105,000
Shares issued for stock options at $.36 – June 13, 2003	75,000	75	26,925	-	-	-	-		-	27,000
Shares issued for stock options at $.36 – June 23, 2003	25,000	25	8,975	-	-	-	-		-	9,000
Shares issued for stock options at $.36 – June 26, 2003	8,333	8	2,992	-	-	-	-		-	3,000
Shares returned to treasury and cancelled – July 11, 2003	(66,667)	(67)	(39,933)	-	-	-	-		-	(40,000)
Shares issued for stock options at $.36 – July 24, 2003	27,083	27	9,723	-	-	-	-		-	9,750
Shares issued for stock options at $.36 – August 1, 2003	22,917	23	8,227	-	-	-	-		-	8,250
Shares issued for stock options at $.36 – August 3, 2003	8,333	8	2,992	-	-	-	-		-	3,000
Shares issued for stock options at $.36 – August 11, 2003	18,750	19	6,731	-	-	-	-		-	6,750
Shares issued for stock options at $.36 – August 14, 2003	6,250	6	2,244	-	-	-	-		-	2,250
Shares issued for stock options at $.48 – August 14, 2003	35,417	35	16,965	-	-	-	-		-	17,000

Shares issued for stock options at $.48 - August 29, 2003	106,250	106	50,894	-	-	-	-		-	51,000
Shares issued for services at $0.90 per share – October 3, 2003	92,222	92	82,908	-	-	-	-		-	83,000
Shares issued for stock options at $.57 – October 3, 2003	141,667	142	80,608	-	-	-	-		-	80,750
Shares issued for stock options at $.57 – October 6, 2003	50,000	50	28,450	-	-	-	-		-	28,500
Shares issued for stock options at $.48– October 21, 2003	133,333	133	63,867	-	-	-	-		-	64,000
Shares issued for stock options at $.33- October 24, 2003	37,042	37	12,187	-	-	(10,984)	-		-	1,240
Shares issued for stock options at $.27 – October 27, 2003	133,333	133	35,867	-	-	(36,000)	-		-	-
Shares issued for mining property at $.54 – October 27, 2003	16,667	17	8,983	-	-	-	-		-	9,000
Shares issued for stock options at $.24 – November 3, 2003	145,000	145	34,655	-	-	(34,800)	-		-	-
Shares issued for stock options at $.24 – November 12, 2003	166,667	167	39,833	-	-	(40,000)	-		-	-
Shares issued for stock options at $.24 – November 13, 2003	61,667	62	14,738	-	-	(14,800)	-		-	-
Shares issued for stock options at $.24 – November 18, 2003	215,000	215	51,385	-	-	(51,600)	-		-	-
Shares issued for stock options at $.24 – November 24, 2003	182,958	183	43,727	-	-	(43,910)	-		-	-
Shares returned to treasury and cancelled – December 15, 2003	(20,000)	(20)	(17,980)	-	-	-	-		-	(18,000)
Stock Based Compensation	-	-	651,000	-	-	-	-		-	651,000
Deferred compensation expense recorded in the year	-	-	-	-	352,332	-	-		-	352,332
Net loss for the year ended December 31, 2003	-	-	-	-	-	-	-		(2,170,465)	(2,170,465)
Balance, December 31, 2003	3,101,828	3,101	17,797,564	-	(473,044)	(232,094)	-	-	(17,226,937)	(131,410)

Shares issued for services at $0.36 – January 15, 2004	350,000	350	125,650	-	(126,000)	-	-		-	-
Share subscriptions received – January 21, 2004	-	-	-	-	-	232,094	-		-	232,094
Shares issued for debt at $0.33 – February 11, 2004	516,667	517	169,983	-	-	-	-		-	170,500
Shares issued for mineral property at $0.33 – February 27, 2004	333,333	333	109,667	-	-	-	-		-	110,000
Shares issued for debt at $0.24 – May 26, 2004	833,333	833	199,167	-	-	-	-		-	200,000
Shares issued for stock options at $0.18 – July 7, 2004	458,333	458	82,042	-	-	-	-		-	82,500
Shares returned and cancelled – July 9, 2004	(70,000)	(70)	(18,930)	-	-	-	-		-	(19,000)
Shares issued for stock options at $.24 – September 17, 2004	333,333	333	79,667	-	-	-	-		-	80,000
Shares returned and cancelled – September 28, 2004	(333,333)	(333)	(79,667)	-	-	-	-		-	(80,000)
Shares issued for stock options at $.18 – September 28, 2004	375,000	375	67,125	-	-	-	-		-	67,500

Shares issued for services at $0.36 – October 1, 2004	33,333	33	12,967	-	(13,000)	-	-		-	-
Shares issued for stock options at $.24 – October 7, 2004	200,000	200	47,800	-	-	-	-		-	48,000
Shares issued for stock options at $.24 – November 22, 2004	1,100,000	1,100	262,900	-	-	-	-		-	264,000
Shares issued for stock options at $.24 – November 23, 2004	233,333	233	55,767	-	-	-	-		-	56,000
Shares returned and cancelled – November 23, 2004	(100,000)	(100)	(23,900)	-	-	-	-		-	(24,000)
Shares returned and cancelled – November 24, 2004	(21,667)	(21)	(10,479)	-	-	-	-		-	(10,500)
Shares issued for salaries – December 1, 2004	33,333	33	19,967	-	-	-	-		-	20,000
Shares returned and cancelled – November 23, 2004	(666,667)	(666)	(159,334)	-	-	-	-		-	(160,000)
Shares issued for stock options at $0.24 - December 8, 2004	416,667	417	99,583	-	-	-	-		-	100,000
Shares issued for stock options at $0.24 - December 13, 2004	158,333	158	37,842	-	-	-	-		-	38,000
Shares issued for stock options at $0.24 - December 16, 2004	258,333	258	61,742	-	-	-	-		-	62,000
Stock Based Compensation	-	-	338,500	-	-	-	-		-	338,500
Deferred compensation expense recorded in the year	-	-	-	-	418,582	-	-		-	418,582
Unrealized losses on available for sale securities	-	-	-	(10,000)	-	-	-		-	(10,000)
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	-		(1,678,056)	(1,678,056)
Balance, December 31, 2004	7,543,492	7,542	19,275,623	(10,000)	(193,462)	-	-	-	(18,904,993)	174,710

Shares issued for stock options at $0.84 – January 20, 2005	166,667	167	139,833	-	-	-	-		-	140,000
Shares issued for stock options at $0.78 – January 21, 2005	100,000	100	77,900	-	-	-	-		-	78,000
Shares issued for services at $0.78 – January 21, 2005	16,667	17	12,983	-	-	-	-		-	13,000
Shares issued for cash at $0.15 – February 4, 2005, net of finder’s fee of $130,900 (Note (1))	1,983,333	1,983	759,617	-	-	-	-		-	761,600
Shares issued for finder’s fees at $0.66 – February 7, 2005 (Note 7(1))	598,333	598	394,302	-	-	-	-		-	394,900
Shares issued for services at $0.66 – February 7, 2005	83,333	83	54,917	-	-	-	-		-	55,000
Shares issued for stock options at $0.60 - February 10, 2005	21,667	22	12,978	-	-	-	-		-	13,000
Shares issued for services at $0.54 – February 17, 2005	33,333	33	17,967	-	-	-	-		-	18,000
Shares issued for stock options at $0.54 – February 25, 2005	8,333	8	4,492	-	-	-	-		-	4,500
Shares issued for stock options at $0.54 – March 22, 2005	62,667	63	33,777	-	-	-	-		-	33,840
Shares issued for stock options at $0.42 – April 7, 2005	83,333	83	34,917	-	-	-	-		-	35,000
Shares issued for stock options at $0.33 - April 21, 2005	166,667	167	54,833	-	-	-	-		-	55,000

Shares issued for stock options at $0.39 – May 17, 2005	150,000	150	58,350	-	-	-	-		-	58,500
Shares issued for stock options at $0.33 - April 29, 2005	83,333	83	27,417	-	-	-	-		-	27,500
Shares issued for stock options at $0.39 – May 26, 2005	216,667	217	84,283	-	-	-	-		-	84,500
Shares issued for stock options at $0.39 – June 14, 2005	83,333	83	32,417	-	-	-	-		-	32,500
Shares issued for stock options at $0.39 – June 28, 2005	108,333	108	42,142	-	-	-	-		-	42,250
Shares issued for services at $0.42 – June 28, 2005	133,333	133	55,867	-	-	-	-		-	56,000
Shares issued for stock options at $0.36 – August 10, 2005	205,000	205	73,595	-	-	-	-		-	73,800
Shares issued for stock options at $0.36 – August 11, 2005	41,667	42	14,958	-	-	-	-		-	15,000
Shares returned and cancelled– August 30, 2005	(41,667)	(42)	(16,208)	-	-	-	-		-	(16,250)
Shares issued for stock options at $0.33 – August 12, 2005	575,000	575	189,175	-	-	-	-		-	189,750
Shares issued for stock options at $0.33 – September 14, 2005	85,000	85	27,965	-	-	-	-		-	28,050
Shares issued for stock options at $0.33 – September 22, 2005	83,333	83	27,417	-	-	-	-		-	27,500
Shares issued for stock options at $0.33 – October 12, 2005	81,667	82	26,868	-	-	-	-		-	26,950
Shares issued for stock options at $0.39 – November 30, 2005	33,333	33	12,967	-	-	-	-		-	13,000
Shares issued for stock options at $0.33 – December 21, 2005	94,000	94	30,926	-	-	-	-		-	31,020
Stock based compensation	-	-	620,640	-	-	-	-		-	620,640
Deferred compensation expense recorded in the year	-	-	-	-	125,172	-	-		-	125,172
Unrealized losses on available for sale securities	-	-	-	(90,000)	-	-	-		-	(90,000)
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-		(1,950,963)	(1,950,963)
Balance December 31, 2005	12,800,157	12,797	22,182,918	(100,000)	(68,290)	-	-	-	(20,855,956)	1,171,469

Shares issued for stock options at $0.33 – January 16, 2006	66,667	67	21,933	-	-	-	-	-	-	22,000
Shares issued for stock options at $0.33 – February 6, 2006	66,667	67	21,933	-	-	-	-	-	-	22,000
Shares issued for stock options at $0.33 – February 23, 2006	33,333	33	10,967	-	-	-	-	-	-	11,000
Shares issued for services at $0.36 – January 21, 2006	33,333	33	11,967	-	-	-	-	-	-	12,000
Shares issued for cash at $0.10 – May 12, 2006, net of fees and expenses of $151,455 (Note (1))	2,666,667	2,667	645,878	-	-	-	-	-	-	648,545
Shares issued for finder’s fees – May 6, 2006 - (Note 7(1))	400,000	400	(400)	-	-	-	-	-	-	-
Shares issued for services at $0.36– May 23, 2006	16,667	17	7,483	-	-	-	-	-	-	7,500
Shares issued for stock options at $0.36 – May 24, 2006	33,333	33	11,967	-	-	-	-	-	-	12,000

Shares issued for services at $0.45 – May 25, 2006	166,667	167	74,833	-	(75,000)	-	-	-	-	-
Shares returned on reduction of finders’ fee – September 27, 2006 (Note 7(1))	(133,333)	(133)	133	-	-	-	-	-	-	-
Shares issued for stock options at $0.30 – October 2, 2006	1,891,667	1,892	565,608	-	-	-	-	(567,500)	-	-
Shares issued for stock options at $0.30 – October 3, 2006	175,000	175	52,325	-	-	-	-	(52,500)	-	-
Shares issued for services at $0.30 – November 1, 2006	160,000	160	47,840	-	(48,000)	-	-	-	-	-
Shares issued for services at $0.36 – December 12, 2006	23,333	23	8,377	-	-	-	-	-	-	8,400
Stock based compensation	-	-	241,000	-	-	-	-	-	-	241,000
Interest accrued on promissory notes receivable	-	-	-	-	-	-	-	(15,500)	-	(15,500)
Deferred compensation expense recorded in the year	-	-	-	-	134,492	-	-	-	-	134,492
Unrealized losses on available for sale securities	-	-	-	(8,889)	-	-	-	-	-	(8,889)
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	(738,090)	(738,090)
Balance December 31, 2006	18,400,158	18,398	23,904,762	(108,889)	(56,798)	-	-	(635,500)	(21,594,046)	1,527,927

Shares issued for services at $0.27 – January 16, 2007	3,333	3	897	-	-	-	-	-	-	900
Shares returned against promissory notes – April 25, 2007	(733,333)	(733)	(219,267)	-	-	-		220,000	-	-
Shares issued for stock options at $ 0.30 – April 26, 2007	266,667	267	79,733	-	-	(30,000)	-		-	50,000
Shares issued for stock options at $ 0.30 – June 5, 2007	66,667	67	19,933	-	-	(20,000)	-		-	-
Shares issued for services at $ 0.24 – June 12, 2007	133,333	133	31,867	-	-	-	-		-	32,000
Shares returned against promissory notes – June 19, 2007	(833,333)	(833)	(249,167)	-	-	-		250,000	-	-
Shares issued for stock options at $0.30 - July 15, 2007	16,667	17	4,983	-						5,000
Shares returned against promissory notes – August 15, 2007	(133,333)	(133)	(39,867)					40,000		-
Shares issued for services at $ 0.24 – August 15, 2007	133,333	133	31,867	-	(32,000)	-	-		-	-
Shares issued for stock options at $ 0.21 – September 21, 2007	33,333	33	6,967	-	-	-	-		-	7,000
Shares issued for stock options at $ 0.21 – September 26, 2007	41,667	42	8,708	-	-	-	-		-	8,750
Shares issued for stock options at $ 0.17 – October 30, 2007	100,000	100	16,900							17,000
Shares issued for stock options at $ 0.17 – November 1, 2007	200,000	200	33,800							34,000
Shares issued for stock options at $ 0.17 – December 20, 2007	160,000	160	27,040			(25,500)				1,700
Shares cancelled - December 31, 2007	(166,667)	(166)	166							-
Shares cancelled - December 31, 2007	(166,667)	(166)	(49,834)			50,000				-

Shares returned and cancelled - December 31, 2007	(150,000)	(150)	(25,350)			25,500				-
Share reconciliation	1,008	-	-							-
Stock based compensation			52,149							52,149
Settlement of promissory notes including interest								125,500		125,500
Deferred compensation expense recorded in the year					39,798					39,798
Unrealized gains on available for sale securities				614,942						614,942
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-		(593,789)	(593,789)

Balance December 31, 2007	17,372,833	$ 17,372	$ 23,636,287	$ 506,053	$ (49,000)	$ -	$ -	$ -	$ (22,187,835)	$ 1,922,877

Shares issued for stock options at $ 0.13 – January 4, 2008	200,000	200	25,800							26,000
Shares issued for services at $ 0.11 – February 27, 2008	50,000	50	5,450							5,500
Shares issued for stock options at $ 0.10 – July 18, 2008	219,300	219	21,711							21,930
Shares issued for services at $ 0.11 – September 12, 2008	25,000	25	1,725							1,750
Stock based compensation			16,579							16,579
Deferred compensation expense recorded in the year					32,000					32,000
Unrealized gains on available for sale securities				340,936						340,936
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-		(1,871,917)	(1,871,917)

Balance December 31, 2008	17,867,133	17,866	$ 23,707,552	$ 846,989	$ (17,000)	$ -	$ -	$ -	$ (24,059,752)	$ 495,655

Shares issued for cash at $0.07 -April 9, 2009	200,000	200	13,800							14,000
Shares issued for cash at $0.10 -April 9, 2009	250,000	250	24,750							25,000
Shares issued for cash at $0.10 -April 27, 2009	50,000	50	4,950							5,000
Shares issued hydroponic vertical farming design valued at $0.03 - June 9,2009	3,500,000	3,500	101,500							105,000
Shares issued for stock options at $ 0.03 – July 21, 2009	500,000	500	14,500							15,000
Shares issued for stock options at $ 0.03 – August 7, 2009	2,000,000	2,000	58,000							60,000
Shares issued for stock options at $ 0.03 – August 10, 2009	15,000	15	435							450

Shares issued for stock options at $ 0.03 – August 25, 2009	1,010,000	1,010	29,290							30,300
Shares issued for stock options at $ 0.03 – September 1, 2009	65,000	65	1,885							1,950
Shares issued for stock options at $ 0 03 – September 8, 2009	500,000	500	14,500							15,000
Shares issued for stock options at $ 0.03 – September 14, 2009	283,000	283	8,207							8,490
Shares issued for stock options at $ 0.03 – September 17, 2009	100,000	100	2,900							3,000
Shares issued for stock options at $ 0.03 – September 23, 2009	2,950,000	2,950	85,550							88,500
Shares issued for stock options at $ 0.03 – October 22, 2009	900,000	900	26,100							27,000
Shares issued for deferred compensation at $ 0.0152 – November 18, 2009	500,000	500	7,100		(7,600)					-
Shares issued for stock options at $ 0.02 – December 16, 2009	175,000	175	3,325							3,500
Deferred compensation expense					8,844					8,844
Unrealized losses on available for sale securities				(795,927)						(795,927)
Net loss									(420,380)	(420,380)

Balance, December 31, 2009	30,865,133	$30,864	$24,104,344	$51,062	$(15,756)	0	0	0	$(24,480,132)	$(309,618)

Shares issued for stock options at $0.01-January 25, 2010	805,000	805	7,245	-	-	-	-	-	-	8,050
Shares issued for stock options at $0.01-March 9, 2010	300,000	300	2,700	-	-	-	-	-	-	3,000
Shares issued for stock options at $0.01 - March 23,2010	100,000	100	900	-	-	-	-	-	-	1,000
Shares issued for stock options at $0.01-April 15, 2010	1,000,000	1,000	9,000	-	-	-	-	-	-	10,000
Shares issued for deferred compensation at $.005-May 26, 2010	1,000,000	1,000	4,000	-	(5,000)	-	-	-	-	-
Shares issued for stock options at $0.003- October 27, 2010	400,000	400	800	-	-	-	-	-	-	1,200
Shares issued for stock options at $0.0022 - November 24, 2010	6,756,033	6,756	8,107	-	-	-	-	-	-	14,863
Shares issued for debt related party at $.01- December 9, 2010	700,300	700	6,303	-	-	-	-	-	-	7,003
Deferred compensation expense	-	-	-	-	14,628	-	-	-	-	14,628
Unrealized gains on available for sale securities	-	-	-	46,795	-	-	-	-	-	46,795
Write-down of securities				(91,682)	-	-	-	-	-	(91,682)
Net loss	-	-	-	-	-	-	-	-	(217,210)	(217,210)

Balance, December 31, 2010	41,926,466	41,926	24,143,398	6,174	(6,128)	-	-	-	(24,697,342)	(51.972)

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC. (A development stage company) STATEMENT OF CASH FLOWS	Year ended December 31, 2010	Year ended December 31, 2009	Cumulative from January 1,1996-inception of development stage to December 31, 2010

Net loss for the year	$ (217,210)	$ (420,380)	$ (20,236,709)
Adjustments to reconcile net loss to net cash from operating activities:
- fees and services paid for with common shares	25,828	8,844	3,441,725
- non cash research and development	-	105,000	105,000
- other stock based compensation	-	-	1,919,468
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	-	2,970,718
- write-down of equities in Legacy Wine & Spirits Int’l.	78,823	-	207,111
- write-down of equities in Golden Spirit Enterprises Ltd.	12,859	-	12,859
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (gain)/loss on securities held for resale	-	2,987	(21,816)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	-	-	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	(3,843)	11,735	328,859
CASH FLOWS USED IN OPERATING ACTIVITIES	(103,543)	(291,814)	(5,062,946)
CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes	-	-	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	-	22,420	136,790
Interest in oil and gas properties – net of finders fees	-	-	(1,522,804)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	-	22,420	(1,442,878)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	-	71,000	5,098,325
Net advances (to) from related parties	102,001	197,263	987,549
Advances receivable	-	-	420,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	102,001	268,263	6,505,874
INCREASE (DECREASE) IN CASH	(1,542)	(1,131)	50
CASH, BEGINNING OF YEAR	1,592	2,723	-

CASH, END OF YEAR	$ 50	$ 1,592	$ 50

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983.  The Company underwent a name change to Asdar Group on December 10, 1987, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on February 18, 2003, a name change to Avalon Gold Corporation on August 28, 2003, a name change to Avalon Energy Corporation on March 22, 2005, a name change to Shotgun Energy Corporation on September 25, 2007 and a name change to Organa Gardens International Inc.on April 7, 2009. The Company was dormant from 1991 to 1996 and currently has no revenue generating operations. The Company was considered a development stage company since January 1, 1996 and as a result of changing its business focus to vertical hydroponic farming is considered to be a development stage company. Expected operations will consist of growing fruits and vegetables using a rotary hydroponics vertical farming system designed with serviceability, ease-of-use and maximum harvest in mind.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $24,697,342 since inception, and further significant losses are expected to be incurred in the development of its vertical hydroponic farming system.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition and development of its vertical hydroponic farming system.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Mineral property costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of ASC Topic 410 “Asset Retirement and Environmental Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The adoption of this standard has had no effect on the Company’s financial position or results of operations.  As at December 31, 2010, any potential obligations relating to the retirement of the Company’s assets are not yet determinable.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool.  As at December 31, 2010, the Company has no properties with proven reserves.  When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves.

Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined.  If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted.  As at December 31, 2008, all of the Company's oil and gas properties were unproved and were excluded from depletion.  At December 31, 2010, the Company’s unproved oil and gas properties were substantially impaired.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

Cash in bank accounts is at risk to the extent that it exceeds U.S.Federal Deposit Insurance Corporation and Canadian Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its cash with high credit quality institutions. All cash is deposited in one prominent Canadian financial institution.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, receivables, available-for-sale securities, amounts due from Legacy Wine & Spirits International Ltd., accounts payable and accrued liabilities, amounts due to Golden Spirit Enterprises Ltd., and due to related parties.  Management believes the fair values of these financial instruments approximate their carrying values due to their short-term nature.

The Company adopted ASC Topic 820-10 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Topic 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements Topic 820-10 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, Topic 820-10 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active,    and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for  substantially the full term of the assets or liabilities.

•

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with ASC Topic 830 “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates that prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of ASC Topic 718 & 505.  Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of ASC Topic 718. In accordance with ASC Topic 718 no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. . The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

 In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC Topic 718 & 505.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.

Research and Development Costs

Expenditure on research activities, undertaken with the prospect of obtaining new scientific or technical knowledge and understandings are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes as set forth in ASC Topic 740-10. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain. In accordance with ASC 740-10. This interpretation introduces a new approach that changes how enterprises recognize and measure tax benefits associated with tax positions and how enterprises disclose uncertainties related to income tax positions in their financial statements.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The ASU amends FASB Accounting Standards Codification Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivables, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this standard may require additional disclosures, but we do not expect the adoption to have a material effect on our consolidated financial statements.

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

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

During the year ended December 31, 2010, the Company sold Nil Golden Spirit shares and recorded an unrealized gain of $11,774. As a result, the carrying value of the available for sale shares of Golden Spirit is $2,860 as at December 31, 2010.

Effective December 31, 2010, the Company recorded a $12,859 write-down of its investment in Golden due to an other-than-temporary decline in the value of the shares.

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

 NOTE 3 – AVAILABLE FOR SALE SECURITIES – RELATED PARTIES (continued)

During the year ended December 31, 2010, the Company the Company received 2,627,440 restricted shares of Legacy valued to $131,372 pursuant to a debt settlement and sold Nil Legacy shares. The Company recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $35,021, which was recorded as other comprehensive income (loss). As a result, the carrying value of the available for sale shares of Legacy is $58,822 as at December 31, 2010.

Effective December 31, 2010, the Company recorded a $78,823 write-down of its investment in Legacy due to an other-than-temporary decline in the value of the shares.

Available for sale securities – related parties include the following:

	December 31,	December 31,
	2010	2009

3,676,335 (2009-1,048,895) shares of Legacy Wine & Spirits	$ 58,822	$ 62,934
98,612 (2009- 98,612) shares of Golden Spirit Enterprises Ltd.	2,860	3,945

	$ 61,682	$ 66,879

NOTE 4 – OIL AND GAS PROPERTIES

Oil and gas properties include the following:

	December 31,	December 31,
	2010	2009

Acquisition and exploration costs, unproved, not subject to depletion.	$ 3	$ 3

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

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the year ended December 30, 2010, the Company incurred $7,000 (2009 -$278,231) in research and development costs.

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

The Company amortizes the costs of these services over the respective terms of the contracts.  During the years ended December 31, 2010 and 2009, the Company recorded amortization of deferred compensation totaling $14,628 and $8,844 respectively. As of December 31, 2010 the unamortized portion of the deferred compensation totaled $10,018. (December 31, 2009 - $15,756).

NOTE 7 - STOCKHOLDERS’EQUITY

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

                   (1) 2010 Stock Transactions

During the year ended December 31, 2010:

(a)  The Company issued a total of 7,961,033 common shares pursuant to the exercise of options under the Company’s  Stock Incentive and Option Plans at prices between $0.0022 and $0.01 per share  to satisfy debt to related parties in the amount of $29,913.

(b)  The Company issued 1,000,000 restricted common shares valued at $5,000 pursuant to a deferred compensation contract with a related party. See note 6.

NOTE 7 - STOCKHOLDERS’EQUITY (continued)

(c)  The Company issued a total of 1,400,000 common shares pursuant to the exercise of options under the Company’s Incentive plans at prices between $0.003 and $0.01 per share to consultants for services valued at $11,200.

       (d)   The Company issued 700,300 restricted common shares at $0.01 per share pursuant to a  debt settlement with Golden Spirit Enterprises

               Ltd. in the amount of $7,003.

(2)  2009 Stock Transactions

During the year ended December 30, 2009:

(a)  The Company issued a total of 500,000 common shares to four (4) placees pursuant to certain private placement agreements. The Company received proceeds of  $44,000.

(b)   On June 9, 2009 the Company issued 3,500,000 restricted common shares valued at $105,000 with respect to the acquisition of the assets of Organa Gardens Inc. See note 5.

(c)  The Company issued a total of 7,598,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan at $0.02 - $0.03 per share to satisfy debt to related parties in the amount of $226,190.

(d)  The Company issued a total of 900,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan at $0.03 per share for cash proceeds of $27,000.

(e)   On November 18, 2009, the Company issued 500,000 restricted common shares valued at $7,600 to a consultant pursuant to a deferred compensation agreement.

       (3) 2010 Stock Options

During the year ended December 31, 2010, 9,361,033 stock options were granted by the Company, which were immediately exercised at prices between $0.0022 and $0.01  per share to satisfy debt to related parties in the amount of $29,913 and for consultant services valued at $11,200.

NOTE 7 - STOCKHOLDERS’EQUITY (continued)

(a) The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2007	-	-	-
Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11
Balance, December 31, 2008	-	-	-
Granted during the period	8,498,000	0.03
Exercised during the period	(8,498,000)	0.03
Balance, December 31, 2009	-	-	-
Granted during the period	9,361,033	0.03
Exercised during the period	(9,361,033)	0.03

Balance, December 31, 2010	-	-	-

NOTE 7 - STOCKHOLDERS’EQUITY (continued)

As of December 31, 2010, there were no stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

As of December 31, 2010, there were no stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

As of December 31, 2010, there were 1,705,000 stock options available for grant under the Company’s two 2009 Stock Incentive and Option Plan.

On June 29, 2009, the Company filed Registration Statements on Form S-8 to register 7,500,000 to be issue pursuant to the Company’s 2009 Stock. Incentive and Option Plan. 7,500,000 shares have been granted and exercised under the June 2009 Stock Option Plan. On November 24, 2009, the Company filed Registration Statements on Form S-8 to register 10,000,000 to be issue pursuant to the Company’s 2009 Stock. Incentive and Option Plan. 6,655,000 shares have been granted and exercised under the November 2009 Stock Option Plan.

(1)

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

On June 29, 2009, the Company filed Registration Statements on Form S-8 to register 7,500,000 to be issue pursuant to the Company’s 2009 Stock.

Incentive and Option Plan. During the year ended December 31, 2009, 7,598,000 options were granted at prices between $0.02- $0.03 per share to satisfy debt to related parties in the amount of $226,290 and 900,000 options were granted at a price of $0.03 per share for cash proceeds of $27,000. On November 24, 2009, the Company filed Registration Statements on Form S-8 to register 10,000,000 to be issue pursuant to the Company’s 2009 Stock. Incentive and Option Plan. During the year ended December 31, 2009, 175,000 options were granted at  $0.02 per share to satisfy debt to related parties in the amount of $3,500.

NOTE 8– RELATED PARTY TRANSACTIONS

During 2010, the Company incurred $2,930 (2009 -$3,660) in management fees to directors. As at December 31, 2010 the Company owes $9,000 in management fees. (2009 - $9,000)

During 2010, the Company incurred $29,313 (2009 - $24,289) in rent and office expenses to a private company controlled by a shareholder. The Company has a three year tenancy agreement with a related party beginning August 1, 2010. Office rent payments are due in the amount of $30,000 for 2011.

NOTE 8– RELATED PARTY TRANSACTIONS (continued)

During 2010, the Company incurred $7,000 (2009- $155,000) in consulting fees to consultants who are also shareholders with respect to research and development costs attributable to the vertical hydroponic farming system project.

During the year ended December 31, 2010, three companies controlled by significant shareholders earned $14,628 (2008 - $8,840) pursuant to deferred compensation agreements. (See Note 6)

At December 31, 2010, $Nil (2009 - $7,253 ) is payable to Golden Spirit Enterprises Ltd. which is non-interest bearing and without specific terms of repayment. During the year ended December 31, 2010, the Company paid $250 cash and issued 700,300 restricted commons shares valued at $7,003 to satisfy the debt.

At December 31, 2010, $Nil (2008 - $131,372) is receivable from Legacy Wine & Spirits International Ltd. which is non-interest bearing and without specific terms of repayment. During the year, the Company received 2,627,440 restricted common shares of Legacy valued at $131,372 to satisfy the receivable.

At December 31, 2010, the following amounts are due to related parties:

	2010	2009

Director	$9,000	$9,000
Significant shareholders	79,590	4,253
	$88,590	$13,253

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended December 31, 2010	Year ended December 31, 2010
Cash paid during the year for:
Interest	$ -	$ -
Income taxes	$ -	$ -

During the year ended December 31, 2010 the Company issued:

•

9,361,033 stock options were granted by the Company, which were immediately exercised at prices between $0.0022 and $0.01  per share to satisfy debt to related parties in the amount of $29,913 and for consultant services valued at $11,200.

•

1,000,000 restricted common shares valued at $5,000 pursuant to a deferred compensation contract with a related party. See note 6.

•

700,300 restricted common shares at $0.01 per share pursuant to a related party debt settlement in the amount of $7,003.

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION (continued)

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”).  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of December 31, 2010, the Company is still in the process of having the certificates released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of December 31, 2010.

As of August 1, 2010, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years.

NOTE 11 – INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of December 31, 2010, the Company has combined net operating losses carried forward totaling approximately $24,697,000 for tax purposes which expire through 2030. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which

NOTE 11 – INCOME TAXES (continued)

may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

A reconciliation of income tax computed at the federal and state statutory tax rates is as follows:

	Year ended December 31, 2010	Year ended December 31, 2009

Federal income tax provision at statutory rate	(35.00)%	(35.00)%
State income tax provision at statutory rate, net of federal income tax effect	(0.00)	(0.00)

Total income tax provision rate	(35.00)%	(35.00)%

The actual income tax provisions differ from the expected amounts calculated by applying the federal income tax statutory rate to the Company’s loss before income taxes. The components of these differences are as follows:

	Year ended December 31, 2010	Year ended December 31, 2009

Loss before income taxes	$ (217,210)	$ (420,380)
Corporate tax rate	35.00%	35.00%

Expected tax expense (recovery)	(76,024)	(147,133)
Non-deductable stock based compensation	-	-
Unrecognized loss carry forward and other	-	296,500

Income tax provision	$ -	$ -

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2010	2009

Non-capital loss carry forwards	$8,167,000	$8,167,000
Valuation allowance	(8,167,000)	(8,167,000)
Net deferred tax asset	$-	$-

NOTE 12 – SUBSEQUENT EVENTS

On January 13, 2011, the Company issued 25,000 restricted common shares valued at $125 to a new director for his services.

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

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Further, this evaluation did not identify any significant changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes In Internal Controls

No changes in the Company's internal controls over financial reporting occurred during the period ending December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Code of Ethics

We intend to adopt a code of ethics in 2011 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions.  We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials.  In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal  financial officer, principle accounting officer or controller, other persons  performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management.  The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives; however, no assurance can be given that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, there can be no assurance that we will be able to continue to do so. Our officers and directors will hold office until their resignation or removal.

Our directors and principal executive officers are as specified on the following table:

Name and Address

               Age

Position

              Date of Appointment

----------------------------------------------------------------------------------------------------------------------------

Jaclyn Cruz

 35

President & Director & CEO

November 18, 2008

Matt Kelly

 35

Secretary, Treasurer

December 20, 2010

& Director  & CFO

The chart above specifies Organa Gardens International Inc.’s current officers and directors.All directors of the Company hold office until the next annual meeting or until their successors have been elected and qualified.  All officers serve at the discretion of the Board of Directors.There are no familial relationships between our officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance. Not all of our officers, directors, and principal shareholders have filed all reports required to be filed by those persons on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending December 31, 2010 for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named  officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Jaclyn Cruz President	2008	4,250	0	1,750	0	0	0	0	0
	2009	1,660	0	0	0	0	0	0	0
	2010	500	0	0	0	0	0	0	0

Matt
Kelly
Director	2010	0	0	0	0	0	0	0	0

On December 20, 2010, the Registrant accepted the resignation of Christopher Scheive as Secretary, Treasurer, Director and Chief Financial Officer of the Registrant. Prior to his resignation, Mr. Scheive received a salary only of $2,460 in 2010. (2009 - $2,000; 2008 - $3,000).In 2008, Mr. Scheive received a stock award valued at $5,500. No stock awards were received by Mr. Scheive in 2009 or 2010.

We have no employment agreements with any of our director and sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations. There is no assurance that we will ever generate revenues from our operations. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Stock-based Compensation . During the year ended December 31, 2010, $Nil (2009-$Nil) in stock-based compensation was recorded in our financial statements.  Stock-based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model. We do not expect further stock-based compensation in 2011.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2010, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Name of

Amount & Nature of

Percent of Class

Title of Class

Beneficial Owner

Beneficial Owner

                 Common Stock

--------------------------------------------------------------------------------------------------------------------------------------------

Jaclyn Cruz

P.O. Box 63

  25,000

0.0006%

President/.Director/CEO

Farmingville, New York

11738

Matt Kelly

                123 Van Horne Avenue

          -

   0.00%

Secretary /Director /CFO

Holbrook, New York

11741

All directors and Officers as a group

  25,000

0.0006%

(1) The beneficial owners of these shares are not known to Organa Gardens International Inc.Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees.  Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

No changes in the Company's internal controls over financial reporting occurred during the year ended December 31, 2010 and 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2010, the Company incurred $2,930 (2009 -$3,660) in management fees to directors. As at December 31, 2010 the Company owes $9,000 in management fees. (2009 - $9,000)

During 2010, the Company incurred $29,313 (2009 - $24,289) in rent and office expenses to a private company controlled by a shareholder. The Company has a three year tenancy agreement with a related party beginning August 1, 2010. Office rent payments are due in the amount of $30,000 for 2011.

During 2010, the Company incurred $7,000 (2009- $155,000) in consulting fees to consultants who are also shareholders with respect to research and development costs attributable to the vertical hydroponic farming system project.

During the year ended December 31, 2010, three companies controlled by significant shareholders earned $14,628 (2008 - $8,840) pursuant to deferred compensation agreements.

At December 31, 2010, $Nil (2009 - $7,253) is payable to Golden Spirit Enterprises Ltd. which is non-interest bearing and without specific terms of repayment. During the year ended December 31, 2010, the Company paid $250 cash and issued 700,300 restricted commons shares valued at $7,003 to satisfy the debt.

At December 31, 2010, $Nil (2008 - $131,372) is receivable from Legacy Wine & Spirits International Ltd. which is non-interest bearing and without specific terms of repayment. During the year, the Company received 2,627,440 restricted common shares of Legacy valued at $131,372 to satisfy the receivable.

At December 31, 2010, the following amounts are due to related parties:

	2010	2009

Director	$9,000	$9,000
Significant shareholders	79,590	4,253
	$88,590	$13,253

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

2009: $28,000

2010: $23,000

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2009: $0

2010: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2009: $0

2010: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2009: $0

2010: $0

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

         Financial Officer.

Exhibit 32.1 -  Section 302 Certification of Periodic Report of the Chief

         Executive Officer.

Exhibit 32.1 - Section 302 Certification of Periodic Report of the Chief

         Financial Officer.

b) Form 8-K

8-K filed December 22, 2010 with respect to a change in Directors and corporate offices.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

ORGANA GARDENS INTERNATIONAL INC.

Date: March 31, 2011

By: /s/ Jaclyn Cruz

 ---------------------------

Jaclyn Cruz

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

By: /s/ Jaclyn Cruz

Date: March 31, 2011

-----------------------------

Jaclyn Cruz, Director and President

By: /s/ Matt Kelly

Date: March 31, 2011

--------------------------

Matt Kelly, Director, Secretary & Treasurer