Form 10-K/A
period 2010-12-31
ORGANA GARDENS INTERNATIONAL
filed 2011-04-05
CIK 746631

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE FISCAL YEAR END DECEMBER 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [  ]  Yes  [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    [  ] Yes [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [  ]  Yes    [X ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [  ] Yes   [ X ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a smaller reporting company.

Large accelerated filer [  ]

     Accelerated filer   [  ]

Non-accelerated filer   [  ]     (Do not check if a smaller reporting company)                Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  Yes    [X  ]  No

As of March 31, 2011, there were 41,951,466 shares of the issuer's $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference:  None

EXPLANATORY NOTE: THIS AMENDMENT WAS FILE TO CHECK THE CORRESPONDING BOX WHICH APPLIED TO THE ISSUER ON THE FIRST PAGE OF THIS FILING

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

2010: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

*Exhibit 31.1 - Section 906 Certification of Periodic Report of the Chief

         Executive Officer.

*Exhibit 31.2 - Section 906 Certification of Periodic Report of the Chief

         Financial Officer.

*Exhibit 32.1 -  Section 302 Certification of Periodic Report of the Chief

         Executive Officer.

*Exhibit 32.1 - Section 302 Certification of Periodic Report of the Chief

         Financial Officer.

* Previously filed on Form 10-K

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