Form 10-Q
period 2011-03-31
ORGANA GARDENS INTERNATIONAL
filed 2011-06-23
CIK 746631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0-13597

Organa Gardens International Inc.

(Exact name of small business issuer as specified in it’s charter)

Nevada

(State or other jurisdiction of incorporation or organization)

    88-0195105
(I.R.S. Employer Identification No.)

35 South Ocean Avenue,

Patchogue, New York,

11772

(Address of principal executive offices)

888-488-6882

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 31, 2011 there were 44,296,467 shares outstanding of the issuer’s common stock.

INDEX	Page
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheet as of March 31, 2011 (Unaudited) and December 31, 2010	3
Statements of Operations (Unaudited) For the Three Months and Nine Months Ended March 31, 2011 and 2010, and the Period from January 1, 1996 through March 31, 2011	4
Statements of Cash Flows (Unaudited) For the Nine Months Ended March 31, 2011 and 2010, and the Period from January 1, 1996 through March 31, 2011	5
Notes To Financial Statements (Unaudited)	6 - 16
Item 2. Management's Discussion and Analysis or Plan of Operation	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
Item 4T. Controls and Procedures	11
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits	14
SIGNATURES	15

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

ORGANA GARDENS INTERNATIONAL INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2011 (unaudited)	December 31, 2010
ASSETS

CURRENT ASSETS
Cash	$ 44	$ 50
Taxes recoverable	1,541	1,598

TOTAL CURRENT ASSETS	1,585	1,648

AVAILABLE FOR SALE SECURITIES – related parties	47,519	61,682
OIL AND GAS PROPERTIES, (full cost method of accounting unproven)	3	3

TOTAL ASSETS	$ 49,107	$ 63,333

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 487,288	$ 486,715
Due to related parties	112,229	88,590

TOTAL CURRENT LIABILITIES	599,517	575,305

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Convertible Preferred: - Class A voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized
41,951,466 (December 31, 2010 – 41,926,466) shares issued and outstanding	41,951	41,926
Additional paid-in capital	24,143,498	24,143,398
Deferred compensation	(6,238)	(6,128)
Deficit accumulated during the development stage	(20,260,999)	(20,236,709)
Deficit accumulated prior to the development stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive (loss) income	(7,989)	6,174

TOTAL STOCKHOLDERS’(DEFICIT)	(550,410)	(511,972)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 49,107	$ 63,333

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31,		For the period from January 1, 1996 to March 31,
	2011	2010	2011

GENERAL AND ADMINSTRATIVE EXPENSES
Litigation settlement	$ -	$ -	$ 2,291,070
Management and consulting fees	624	374	4,870,196
Consulting fees – stock based compensation	-	-	1,919,869
Exploration costs	-	-	113,678
Loss on settlement of debt	-	-	718,784
General and administrative	19,907	22,881	2,775,526
Professional fees	3,759	8,061	1,158,117
Interest expense	-	-	98,282
Research and development costs	-	7,000	285,231
Software development costs	-	-	737,300

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	24,290	38,316	4,968,053

OTHER (INCOME ) EXPENSES
Interest, Royalty and Other Income	-	-	(82,138)
(Gain)/loss on sale of securities – related parties	-	-	(21,541)
Property option income	-	-	(130,000)
Write-down of securities – Legacy Wine & Spirits International Ltd	-	-	207,111
Write-down of securities – Golden Spirit Enterprises Ltd.	-	-	12,859
Write-down of interest in ACGT Corporation	-	-	1,406,000
Write-down of interest in oil and gas properties	-	-	3,815,655
Loss on Iceberg Drive Inn Investment	-	-	85,000

TOTAL OTHER (INCOME ) EXPENSES	-	-	5,292,946

Loss before Income Taxes	(24,290)	(38,316)	(20,260,999)
Income Tax Provision	-	-	-

NET LOSS FOR THE PERIOD	$ (24,290)	$ (38,316)	$ (20,260,999)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	41,947,855	31,528,744

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,		For the period from January 1, 1996 to March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (24,290)	$ (38,316)	$ (20,260,999)
Adjustments to reconcile net loss to net cash used in operating activities:
- fees and services paid for with common shares	4,015	3,266	3,445,740
- non cash research and development	-	-	105,000
- other stock-based compensation	-	-	1,919,468
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	-	2,970,718
- write-down of equities in Legacy Wine & Spirits	-	-	207,111
- write-down of equities in Golden Spirit Enterprises Ltd.	-	-	12,859
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (Gain)/loss on sale of securities held for resale – related parties	-	-	(21,816)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	-	-	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	630	23,000	329,489

CASH FLOWS USED IN OPERATING ACTIVITIES	(19,645)	(12,050)	(5,082,591)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes receivable	-	-	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	-	-	136,790
Interest in oil and gas properties, net of finders fees	-	-	(1,522,804)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(1,442,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	-	-	5,098,325
Net advances (to) from related parties	19,639	10,891	1,007,188
Advances receivable	-	-	420,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	19,639	10,891	6,525,513

NET INCREASE (DECREASE) IN CASH	(6)	(1,159)	44

CASH, BEGINNING OF PERIOD	50	1,592	-

CASH, END OF PERIOD	$ 44	$ 433	$ 44

                                                                                                                Supplemental cash flow information (See Note 9)

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

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

GOING CONCERN

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $24,721,632 since inception, and further significant losses are expected to be incurred in the exploration and development of its resource properties, should the company be able to finance or joint venture its resource property. Losses are expected in the development of the vertical hydroponic farming project as well. The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its resource properties.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X Article 8 “Financial Statements of Smaller Reporting Companies” as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2010 indexed in Form 10-K.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

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

Effective December 31, 2004 the Company recorded, as other comprehensive loss for the year, a $10,000 unrealized loss in the carrying value of its shares of Golden Spirit.  During the years ended December 31, 2005 and 2006 the Company recorded additional unrealized losses in the carrying value of its shares of Golden Spirit totalling $90,000 and $8,889 respectively, which were recorded as other comprehensive loss for those years.  During the year ended December 31, 2007, the Company sold 2,500 shares resulting in a realized gain of $165 and recorded an additional unrealized loss of $473 in 2007. During the year ended December 31, 2008, the Company sold 10,000 shares resulting in a realized loss of $800 and recorded an additional unrealized

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES – RELATED PARTIES (con’t)

loss of $15,026 to December 31, 2008. As a result, the carrying value of the available for sale shares of Golden Spirit is $2,712 as at December 31, 2008.

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

During the three month period ended March 31, 2011, the Company sold Nil Golden Spirit shares and recorded an additional unrealized gain of $542 to March 31, 2011. As a result, the carrying value of the available for sale shares of Golden Spirit is $3,402 as at March 31, 2011.

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

During the three month period ended March 31, 2011, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $14,705 to March 31, 2011. As a result, the carrying value of the available for sale shares of Legacy is $44,117 as at March 31, 2011.

Available for sale securities – related parties include the following:

	March 31,	December 31,
	2011	2010

3,676,335 (2010-3,676,335) shares of Legacy Wine & Spirits	$ 44,117	$ 58,822
98,612 (2010- 98,612) shares of Golden Spirit Enterprises Ltd.	3,402	2,860

	$ 47,519	$ 61,682

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

NOTE 4 – OIL AND GAS PROPERTIES

Oil and gas properties include the following:

	March 31,	December 31,
	2011	2010

Acquisition and exploration costs, unproved, not subject to depletion.	$ 3	$ 3

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

March 31, 2011

(unaudited)

NOTE 5 – ACQUISITION (con’t.)

The Company will issue up to 25,000,000 Rule 144 shares of its common stock to OGI, to be held in trust and released based on the following terms and gross revenue requirements:

(a) Release of 10,000,000 shares of the Company upon signing this Agreement.

(b) Release of 5,000,000 shares of the Company upon attaining $1,000,000 US in gross revenue.

c) Release of 5,000,000 shares of the Company upon attaining $2,500,000 US in gross revenue.

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

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the year ended December 31, 2009, the Company incurred $278,231 in research and development costs. During the three months ended March 31, 2011 $Nil was incurred in research and development. (2010 - $7,000).

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

The Company amortizes the costs of these services over the respective terms of the contracts.  During the three months ended March 31, 2011 and 2010, the Company recorded amortization of deferred compensation totaling $3,890.  As of March 31, 2011 the unamortized portion of the deferred compensation totaled $6,238. (December 31, 2010 - $6,128).

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

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

(1) 2011 Stock Transactions

During the three months ended March 31, 2011, the Company issued 25,000 restricted common shares valued at $125 to a new director for his services.

(2) 2010 Stock Transactions

During the three months ended March 31, 2010, the Company issued a total of 1,205,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan at $0.01 per share to satisfy debt to related parties in the amount of $12,050.

(3) 2011 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2007	-	-	-
Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11
Balance, December 31, 2008	-	-	-
Granted during the period	8,498,000	0.03
Exercised during the period	(8,498,000)	0.03
Balance, December 31, 2009	-	-	-
Granted during 2010	9,361,033	0.03
Exercised during 2010	(9,361,033)	0.03

Balance, December 31, 2010	-	-	-
Granted during the period	-	0.03
Exercised during the period	-	0.03

Balance, March 31, 2011	-	-	-

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

NOTE 7- STOCKHOLDERS’ EQUITY (con’t.)

As of March 31, 2011, there were no stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

As of March 31, 2011, there were no stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

As of March 31, 2011, there were 2,345,000 stock options available for grant under the Company’s two 2009 Stock Incentive and Option Plan.

(4) 2010 Stock Options

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

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

 NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011, the Company incurred $1,625 (2010 -$1,460) in management fees to directors. As at March 31, 2010 the Company owes $9,000 in management fees.

During the three months ended March 31, 2011 the Company incurred $8,349 (2010 - $7,767) in rent and office expenses to a private company controlled by a shareholder.

During the three months ended March 31, 2011, two companies controlled by significant shareholders earned $3,266 (2010 - $3,266) pursuant to prepaid services agreements.

The following amounts are due to related parties at:

	March 31, 2011	December 31, 2010

Director	$ 9,000	$ 9,000
Significant shareholders	103,229	79,590

	$ 112,229	$ 88,590

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended March 31,
	2011	2010
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

During the three months ended March 31, 2011, the Company issued 25,000 restricted common shares valued at $125 to a new director for his services.

The Company paid no cash for interest and income taxes for the three months ended March 31, 2011 and 2010.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”).  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of March 31, 2011, the Company is still in the process of having the certificates released.

ORGANA GARDENS INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (con’t.)

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of March 31, 2011.

As of August 1, 2010, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to March 31, 2011, Company issued 2,345,000 common shares with a value of $39,950 for satisfaction of debt to related parties in the amount of $33,000 and for satisfaction of consulting services in the amount of $6,950.

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

The Company was to raise up to $500,000 US to market and fulfill the required obligations of OGI as outlined in the supplemental agreement(s) to follow. The Company and Organa Gardens Inc. agree to allow the shares to sit in trust for a period of 5 years in order for OGI to meet its sales goals. Should the requirements not be met in all or part, then all of the remaining shares will be returned back to the treasury of the Company.

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

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the three months ended March 31, 2011, the Company incurred $Nil in research and development costs. (2010 – $7,000)

Currently, the Company continues the process of applying for a world-wide patent for its vertical hydroponic farming system, Organa Gardens System - Enterprise (OGS-E). The management of Organa Gardens is in the final steps of determining the types of materials that will be used to mass produce the OGS-E units economically so that the units can be sold and used affordably by the general population who would like to grow their own food organically and efficiently.

Further, The Company continues its discussions with a China-based company to manufacture and distribute the Company's Organa Garden Systems-Enterprise (OGS-E) Initial marketing emphasis will target second tier cities such as Chengdu and Tianjin in central and northern China where farming is seasonal. The recent explosive growth of the Chinese organic produce sector is a big advantage, having increased tenfold between 1999 and 2004 and has since continued to be aggressively promoted and supported by the Chinese government. Organa Garden's growing wheel will enable the tier two cities to grow organic foods without the risks of pesticides, crops pest, and soil-borne diseases while reaping the rewards of higher yields and seasonal extension of crop growth. Organa Gardens will allow China to grow organic foods on a smaller scale to accommodate variable demands while being cost and energy efficient

Our Oil and Gas Properties

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

The Company has received $Nil in oil royalties for the three months ended March 31, 2011

(2010 - $Nil).

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

During the three month period ended March 31, 2011, the Company sold Nil Golden Spirit shares and recorded an additional unrealized gain of $542 to March 31, 2011. As a result, the carrying value of the available for sale shares of Golden Spirit is $3,402 as at March 31, 2011.

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

During the three month period ended March 31, 2011, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $14,705 to March 31, 2011. As a result, the carrying value of the available for sale shares of Legacy is $44,117 as at March 31, 2011.

Available for sale securities – related parties include the following:

	March 31,	December 31,
	2011	2010

3,676,335 (2010-3,676,335) shares of Legacy Wine & Spirits	$ 44,117	$ 58,822
98,612 (2010- 98,612) shares of Golden Spirit Enterprises Ltd.	3,402	2,860

	$ 47,519	$ 61,682

Liquidity and Capital Resources.

At March 31, 2011, we had total assets of $49,107 including cash of $44 and taxes recoverable of $1,541.  We have $3 invested in oil and gas properties, which is represented by $1 for 13,189 acres of gas leases located in Utah, $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California.  We have available for sale securities with a fair value of $47,519 as at March 31, 2011. As of December 31, 2010, we had total assets of $63,333. The decrease in assets is primarily due to a decrease in the fair value of available for sale securities.

At March 31, 2011, we had current liabilities of $599,517, which was represented by accounts payable and accrued liabilities of $487,288 and $112,229 due to related parties.  As of December 31, 2010 we had current liabilities of $575,305. The slight increase in liabilities was a result of an increase in related party payables.  At March 31, 2011, we had a working capital deficiency of $597,932 (December 31, 2010 - $573,657).

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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended March 31, 2011 was $24,290 (2010 - $38,316). This decrease in loss was due to the incurrence of fewer expenditures in research and development costs and fewer general and administrative expenses.

From inception to March 31, 2011 our Company has incurred cumulative net losses of $24,721,632 resulting primarily from the write-down of $3,815,655 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of equities in Legacy Wine & Spirits International Ltd. of $207,111,  write-down of equities in Golden Spirit Enterprises Ltd. of $12,859 and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $6,790,065, office and general expenses of $2,775,526; professional fees of $1,158,117; interest expense of $98,282, software development costs of $737,300 and research and development costs of $285,231. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Enterprises Ltd. (See Item 2, Utah property), $82,138 in interest and royalty income and a gain on the sale of securities – related parties of $21,541.

The cash and equivalents constitute our present internal sources of liquidity.

Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

Our Plan of Operation for the Next Twelve Months

We do anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern. Organa Gardens International Inc. does not anticipate any significant exploration costs within the next 12 months, nor does the Organa Gardens International Inc. anticipate that it will lease or purchase any significant equipment within the next 12 months. Organa Gardens International Inc. does not anticipate a significant change in the number of its employees within the next 12 months. However, Organa Gardens International Inc. will be required to raise $250,000 for the hydroponic vertical farming project – See above.

Off-Balance Sheet Arrangements

Our company has not entered into any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2011, we had cash in the amount of $44. We have not generated any revenues since inception and have incurred a net loss of $24,721,632 from our re-entry into development stage on January 1, 1996 to March 31, 2011. Our current operating funds are insufficient to cover an environmental study and permitting and preparation costs to initiate drilling of a gas well. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated exploration expenditures.

Item 4T Controls and Procedures.

Our management carried out an evaluation with the participation of our Chief Executive Officer who serves as our principal executive officer and principal financial and accounting officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and principal financial and accounting officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below. A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

The specific weakness identified by our management was a lack of a timely review by corporate management. The weakness is principally due to lack of working capital to retain the legal, accounting and external audit services, which are integral to the Company’s process for timely disclosure and financial reporting. This deficiency resulted in the delinquent filing of our quarterly report on Form 10-Q for the quarterly period ended March 31, 2011.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

1. On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As of March 31, 2011, the Company is still in the legal process of having the certificate released. In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of March 31, 2011.

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

       (1) 2011 Stock Transactions

During the three months ended March 31, 2011, the Company issued 25,000 restricted common shares valued at $125 to a new director for his services.

(2) 2010 Stock Transactions

During the three months ended March 31, 2010, the Company issued a total of 1,205,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan at $0.01 per share to satisfy debt to related parties in the amount of $12,050.

(3) 2011 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2007	-	-	-
Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11
Balance, December 31, 2008	-	-	-
Granted during the period	8,498,000	0.03
Exercised during the period	(8,498,000)	0.03
Balance, December 31, 2009	-	-	-
Granted during 2010	9,361,033	0.03
Exercised during 2010	(9,361,033)	0.03

Balance, December 31, 2010	-	-	-
Granted during the period	-	0.03
Exercised during the period	-	0.03

Balance, March 31, 2011	-	-	-

As of March 31, 2011, there were no stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

As of March 31, 2011, there were no stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

As of March 31, 2011, there were 2,345,000 stock options available for grant under the Company’s two 2009 Stock Incentive and Option Plan.

(4) 2010 Stock Options

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

(a)   As of March 31, 2010, there were 1,333,333 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(b)   As of March 31, 2010, there were 120,700 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

(c)   As of March 31, 2010, there were 8,872,000 stock options available for grant under the Company’s two 2009 Stock Incentive and Option Plan.

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

ORGANA GARDENS INTERNATIONAL INC.

Date: June 23, 2011	By: /s/ Matt Kelly
Matt Kelly
Secretary. Treasurer and C.F.O.

Date: June 23, 2011	By: /s/ Jaclyn Cruz
Jaclyn Cruz
President and C.E.O