Form 10-Q
period 2011-06-30
ORGANA GARDENS INTERNATIONAL
filed 2011-08-15
CIK 746631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number: 0-13597

Organa Gardens International Inc.
(Exact name of small business issuer as specified in it’s charter)

Nevada
(State or other jurisdiction of incorporation or organization)

    88-0195105
(I.R.S. Employer Identification No.)

35 South Ocean Avenue,
Patchogue, New York,
11772
(Address of principal executive offices)

888-488-6882
 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

On July 31, 2011 there were 52,196,466 shares outstanding of the issuer’s common stock.

PART I -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2011
(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

ORGANA GARDENS INTERNATIONAL INC.
(A Development Stage Company)
           BALANCE SHEETS

	June 30, 2011 (unaudited)	December 31, 2010

ASSETS

CURRENT ASSETS
Cash	$42	$50
Taxes recoverable	2,815	1,598

TOTAL CURRENT ASSETS	2,857	1,648

AVAILABLE FOR SALE SECURITIES – related parties	54,694	61,682
OIL AND GAS PROPERTIES, (full cost method of accounting unproven)	3	3
TOTAL ASSETS	$57,554	$63,333

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$478,992	$486,715
Due to related parties	104,969	88,590

TOTAL CURRENT LIABILITIES	583,961	575,305

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Convertible Preferred:
- Class A voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized
44,296,466 (December 31, 2010 – 41,926,466) shares issued and outstanding	44,296	41,926
Additional paid-in capital	24,181,103	24,143,398
Deferred compensation	(3,188)	(6,128)
Deficit accumulated during the development stage	(20,287,172)	(20,236,709)
Deficit accumulated prior to the development stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive (loss) income	(813)	6,174

TOTAL STOCKHOLDERS’(DEFICIT)	(526,407)	(511,972)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$57,554	$63,333

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,		For the period from January 1, 1996 to June 30,
	2011	2010	2011	2010	2011

GENERAL & ADMINSTRATIVE EXPENSES
Litigation settlement	$-	$-	$-	$-	$2,291,070
Management and consulting fees	3,574	10,316	4,198	10,690	4,873,770
Consulting fees – stock based compensation	-	-	-	-	1,919,869
Exploration costs	-	-	-	-	113,678
Loss on settlement of debt	-	-	-	-	718,784
General and administrative	16,978	21,651	36,885	44,532	2,792,504
Professional fees	5,621	8,254	9,380	16,315	1,163,738
Interest expense	-	-	-	-	98,282
Research and development costs	-	-	-	7,000	285,231
Software development costs	-	-	-	-	737,300

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	26,173	40,221	50,463	78,537	14,994,226

OTHER (INCOME ) EXPENSES
Interest, Royalty and Other Income	-	-	-	-	(82,138)
(Gain)/loss on sale of securities – related parties	-	-	-	-	(21,541)
Property option income	-	-	-	-	(130,000)
Write-down of securities – Legacy Wine &
Spirits International Ltd.	-	-	-	-	207,111
Write-down of securities – Golden Spirit
Enterprises Ltd.	-	-	-	-	12,859
Write-down of interest in ACGT Corporation	-	-	-	-	1,406,000
Write-down of interest in oil and gas properties	-	-	-	-	3,815,655
Loss on Iceberg Drive Inn Investment	-	-	-	-	85,000

TOTAL OTHER (INCOME ) EXPENSES	(26,173)	(40,221)	(50,463)	(78,537)	5,292,946

Loss before Income Taxes	-	-	-		(20,287,172)
Income Tax Provision	-	-	-		-

NET LOSS FOR THE PERIOD	$(26,173)	$(40,221)	$(50,463)	$(78,537)	$(20,287,172)

BASIC NET LOSS PER SHARE	$(.00)	$(.00)	$(.01)	$(.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	44,148,499	33,289,913	43,059,532	32,414,194

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,		For the period from January 1, 1996 to June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(50,463)	$(78,537)	$(20,260,999)
Adjustments to reconcile net loss to net cash used in operating activities:
- fees and services paid for with common shares	10,015	6,848	3,451,740
- non cash research and development	-	-	105,000
- other stock-based compensation	-	-	1,919,468
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	-	2,970,718
- write-down of equities in Legacy Wine & Spirits	-	-	207,111
- write-down of equities in Golden Spirit Enterprises Ltd.	-	-	12,859
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (Gain)/loss on sale of securities held for resale – related parties	-	-	(21,816)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	-	-	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	(8,940)	(7,960)	319,919

CASH FLOWS USED IN OPERATING ACTIVITIES	(49,388)	(79,649)	(5,112,334)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes receivable	-	-	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	-	-	136,790
Interest in oil and gas properties, net of finders fees	-	-	(1,522,804)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(1,442,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	-	-	5,098,325
Net advances (to) from related parties	49,380	78,120	1,036,929
Advances receivable	-	-	420,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	49,380	78,120	6,555,254

NET INCREASE (DECREASE) IN CASH	(8)	(1,529)	42

CASH, BEGINNING OF PERIOD	50	1,592	-

CASH, END OF PERIOD	$42	$63	$42

Supplemental cash flow information (See Note 9)
The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
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

GOING CONCERN

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $24,747,805 since inception, and further significant losses are expected to be incurred in the exploration and development of its resource properties, should the company be able to finance or joint venture its resource property. Losses are expected in the development of the vertical hydroponic farming project as well. The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its resource properties.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Operating results for the three and six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
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

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

NOTE 2 – BASIS OF PRESENTATION (con’t.)

In April 2011, FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the new guideline is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

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

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES – RELATED PARTIES (con’t)

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

During the six month period ended June 30, 2011, the Company sold Nil Golden Spirit shares and recorded an additional unrealized gain of $4,042 to June 30, 2011. As a result, the carrying value of the available for sale shares of Golden Spirit is $6,902 as at June 30, 2011.

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

During the six month period ended June 30, 2011, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $11,029 to June 30, 2011. As a result, the carrying value of the available for sale shares of Legacy is $47,792 as at June 30, 2011.

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES – RELATED PARTIES (con’t)

Available for sale securities – related parties include the following:

	June 30,	December 31,
	2011	2010

3,676,335 (2010-3,676,335) shares of Legacy Wine & Spirits	$47,792	$58,822
98,612 (2010- 98,612) shares of Golden Spirit Enterprises Ltd.	6,902	2,860

	$54,694	$61,682

NOTE 4 – OIL AND GAS PROPERTIES

Oil and gas properties include the following:

	June 30,	December 31,
	2011	2010

Acquisition and exploration costs, unproved, not subject to depletion.	$3	$3

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
June 30, 2011
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
June 30, 2011
(unaudited)

NOTE 5 – ACQUISITION (con’t.)

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

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the year ended December 31, 2009, the Company incurred $278,231 in research and development costs. During the six months ended June 30, 2011 $Nil was incurred in research and development. (2010 - $7,000).

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

The Company amortizes the costs of these services over the respective terms of the contracts.  During the six months ended June 30, 2011 and 2010, the Company recorded amortization of deferred compensation totaling $6,940 and 6,848 respectively.  As of June 30, 2011 the unamortized portion of the deferred compensation totaled $3,188 (December 31, 2010 - $6,128).

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
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

(1) 2011 Stock Transactions - During the six months ended June 30, 2011:

The Company issued 25,000 restricted common shares valued at $125 to a new director for his services.

The Company issued a total of 2,345,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan. 1,650,000 shares were issued at $0.02 per share to satisfy debt to related parties in the amount of $33,000 and 695,000 shares were issued at $0.01 per share for consulting services.

(2) 2010 Stock Transactions - During the six months ended June 30, 2010:

The Company issued a total of 2,205,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan at $0.01 per share to satisfy debt to related parties in the amount of $22,050.

The Company issued 1,000,000 restricted common shares were issued valued at $5,000 pursuant to a deferred compensation contract with a related party. See note 6.

(3) 2011 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2007	-	-	-
Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11
Balance, December 31, 2008	-	-	-
Granted during the period	8,498,000	0.03
Exercised during the period	(8,498,000)	0.03
Balance, December 31, 2009	-	-	-
Granted during 2010	9,361,033	0.03
Exercised during 2010	(9,361,033)	0.03

Balance, December 31, 2010	-	-	-
Granted during the period	2,345,000	0.03
Exercised during the period	(2,345,000)	0.03

Balance, June 30, 2011	-	-	-

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

NOTE 7- STOCKHOLDERS’ EQUITY (con’t)

As of June 30, 2011, there were no stock options available for grant under the Company’s Stock Incentive and Option Plans.

On June 30, 2011 the Company filed Registration Statements on Form S-8 to register 9,800,000 to be issue pursuant to the Company’s 2011 Stock. Incentive and Option Plan. 1,400,000 shares have been granted and exercised under the June 2011 Stock Option Plan subsequent to June 30, 2011.

(4) 2010 Stock Options

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

(a)  As of June 30, 2010, there were 1,333,333 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(b) As of June 30, 2010, there were 120,700 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

(c) As of June 30, 2010, there were 7,872,000 stock options available for grant under the Company’s two 2009 Stock Incentive and Option Plan.

On June 29, 2009, the Company filed Registration Statements on Form S-8 to register 7,500,000 to be issue pursuant to the Company’s 2009 Stock. Incentive and Option Plan. 7,423,000 shares have been granted and exercised under the June 2009 Stock Option Plan. On November 24, 2009, the Company filed Registration Statements on Form S-8 to register 10,000,000 to be issued pursuant to the Company’s 2009 Stock Incentive and Option Plan. 1,205,000 shares have been granted and exercised under the November 2009 Stock Option Plan.

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2011, the Company incurred $3,125 (2010 -$2,190) in management fees to directors. As at June 30, 2011 the Company owes $Nil in management fees (2010 - $9,000).

During the six months ended June 30, 2011 the Company incurred $16,222 (2010 - $14,881) in rent and office expenses to a private company controlled by a shareholder.

During the six months ended June 30, 2011, two companies controlled by significant shareholders earned $5,248 (2010 - $6,848) pursuant to prepaid services agreements.

The following amounts are due to related parties at:

	June 30, 2011	December 31, 2010

Director	$-	$9,000
Significant shareholders	104,969	79,590
	$104,969	$88,590

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended June 30,
	2011	2010
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

During the six months ended June 30, 2011:

The Company issued 25,000 restricted common shares valued at $125 to a new director for his services.

The Company issued a total of 2,345,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan. 1,650,000 shares were issued at $0.02 per share to satisfy debt to related parties in the amount of $33,000 and 695,000 shares were issued at $0.01 per share for consulting services.

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”).  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of June 30, 2011, the Company is still in the process of having the certificates released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of June 30, 2011.

As of August 1, 2010, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2011, Company issued 1,400,000 common shares pursuant to the Company’s 2011 Stock. Incentive and Option Plan with a value of $16,800 for satisfaction of debt to related parties.

Subsequent to June 30, 2011, Company issued 6,500,000 restricted common shares pursuant to five separate deferred compensation agreements with a value of $97,500.

On July 29, 2011, the Company has signed a Letter of Intent with Integrated Green Technologies LLC (IGT), of Fort Lauderdale, Florida to merge the two companies. A definitive agreement of the merger will be an exchange of restricted shares of the Company’s stock to IGT shareholders effecting a change of business which will still follow the Company’s green mandate. The agreement is to be signed no later than September 1, 2011. IGT is an industrial tools, machinery & equipment manufacturer including consumable supplies & materials. IGT is a distributor of heavy-duty blasting equipment and “green” environmentally safe mobile powder coating systems featuring the pending patent, Triplex Electrostatic/Electrostatic Thermal Spray/Non Electrostatic Thermal Spray and Powder Coating Spray and Conversion Device.

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

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the six months ended June 30, 2011, the Company incurred $Nil in research and development costs. (2010 – $7,000)

Currently, the Company continues the process of applying for a world-wide patent for its vertical hydroponic farming system, Organa Gardens System - Enterprise (OGS-E). The management of Organa Gardens is in the final steps of determining the types of materials that will be used to mass produce the OGS-E units economically so that the units can be sold and used affordably by the general population who would like to grow their own food organically and efficiently.

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

Based on Shotgun’s ongoing agreement with respect to the LAK Ranch,  if Derek sells any or all of its interest in the LAK Ranch Property, it will pay to Shotgun, subject to adjustments, 7.5% of the net sales proceeds on the first USD $7,500,000 and 1% on any balance over and above USD $7,500,000.

The Company has received $Nil in oil royalties for the six months ended June 30, 2011
(2010 - $Nil).

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

During the six month period ended June 30, 2011, the Company sold Nil Golden Spirit shares and recorded an additional unrealized gain of $4,042 to June 30, 2011. As a result, the carrying value of the available for sale shares of Golden Spirit is $6,902 as at June 30, 2011.

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

During the six month period ended June 30, 2011, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $11,029 to June 30, 2011. As a result, the carrying value of the available for sale shares of Legacy is $47,792 as at June 30, 2011.

Available for sale securities – related parties include the following:

	June 30,	December 31,
	2011	2010

3,676,335 (2010-3,676,335) shares of Legacy Wine & Spirits	$47,792	$58,822
98,612 (2010- 98,612) shares of Golden Spirit Enterprises Ltd.	6,902	2,860

	$54,694	$61,682

Liquidity and Capital Resources.

At June 30, 2011, we had total assets of $57,554 including cash of $42 and taxes recoverable of $2,815.  We have $3 invested in oil and gas properties, which is represented by $1 for 13,189 acres of gas leases located in Utah, $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California.  We have available for sale securities with a fair value of $54,694 as at June 30, 2011. As of December 31, 2010, we had total assets of $63,333. The decrease in assets is primarily due to a decrease in the fair value of available for sale securities.

At June 30, 2011, we had current liabilities of $583,961, which was represented by accounts payable and accrued liabilities of $478,992 and $104,969 due to related parties.  As of December 31, 2010 we had current liabilities of $575,305. The slight increase in liabilities was a result of an increase in related party payables.  At June 30, 2011, we had a working capital deficiency of $581,104 (December 31, 2010 - $573,657).

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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended June 30, 2011 was $26,173 (2010 - $40,221). This decrease in loss was due to the incurrence of fewer expenditures in consulting fees, professional fees and general and administrative expenses.

Loss from operations for the six month period ended June 30, 2011 was $50,463 (2010 - $78,537). This decrease in loss was due to the incurrence of fewer expenditures in consulting fees, professional fees and general and administrative expenses.

From inception to June 30, 2011 our Company has incurred cumulative net losses of $24,747,805 resulting primarily from the write-down of $3,815,655 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of equities in Legacy Wine & Spirits International Ltd. of $207,111,  write-down of equities in Golden Spirit Enterprises Ltd. of $12,859 and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $6,793,639, office and general expenses of $2,792,504; professional fees of $1,163,738; interest expense of $98,282, software development costs of $737,300 and research and development costs of $285,231. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Enterprises Ltd. (See Item 2, Utah property), $82,138 in interest and royalty income and a gain on the sale of securities – related parties of $21,541.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2011, we had cash in the amount of $42. We have not generated any revenues since inception and have incurred a net loss of $20,287,172 from our re-entry into development stage on January 1, 1996 to June 30, 2011. Our current operating funds are insufficient to cover an environmental study and permitting and preparation costs to initiate drilling of a gas well. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated exploration expenditures.

ITEM 4. CONTROLS AND PROCEDURES.

Our management carried out an evaluation with the participation of our Chief Executive Officer who serves as our principal executive officer and principal financial and accounting officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and principal financial and accounting officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

The weakness identified by our management in the quarter ended March 31, 2001 was a lack of a timely review by corporate management. This weakness was corrected by management by conducting a timely review resulting in the timely filing of our quarterly report on Form 10-Q for the quarterly period ended June 30, 2011.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

1. On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As of June 30, 2011, the Company is still in the legal process of having the certificate released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of June 30, 2011.

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(1) 2011 Stock Transactions - During the six months ended June 30, 2011:

The Company issued 25,000 restricted common shares valued at $125 to a new director for his services.

The Company issued a total of 2,345,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan. 1,650,000 shares were issued at $0.02 per share to satisfy debt to related parties in the amount of $33,000 and 695,000 shares were issued at $0.01 per share for consulting services.

(2) 2010 Stock Transactions - During the six months ended June 30, 2010:

The Company issued a total of 2,205,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan at $0.01 per share to satisfy debt to related parties in the amount of $22,050.

The Company issued 1,000,000 restricted common shares were issued valued at $5,000 pursuant to a deferred compensation contract with a related party.

(3) 2011 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Balance, December 31, 2007	-	-	-
Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11
Balance, December 31, 2008	-	-	-
Granted during the period	8,498,000	0.03
Exercised during the period	(8,498,000)	0.03
Balance, December 31, 2009	-	-	-
Granted during 2010	9,361,033	0.03
Exercised during 2010	(9,361,033)	0.03

Balance, December 31, 2010	-	-	-
Granted during the period	2,345,000	0.03
Exercised during the period	(2,345,000)	0.03

Balance, June 30, 2011	-	-	-

As of June 30, 2011, there were no stock options available for grant under the Company’s Stock Incentive and Option Plans.

On June 30, 2011 the Company filed Registration Statements on Form S-8 to register 9,800,000 to be issue pursuant to the Company’s 2011 Stock. Incentive and Option Plan. 1,400,000 shares have been granted and exercised under the June 2011 Stock Option Plan subsequent to June 30, 2011

(4) 2010 Stock Options

During the six months ended June 30, 2010, 2,205,000 stock options were granted by the Company, which were immediately exercised at $0.01 per share to satisfy debt to related parties in the amount of $22,050. Accordingly, no compensation expense was recorded.

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

(a)  As of June 30, 2010, there were 1,333,333 stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.

(b) As of June 30, 2010, there were 120,700 stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.

(c) As of June 30, 2010, there were 7,872,000 stock options available for grant under the Company’s two 2009 Stock Incentive and Option Plan.

On June 29, 2009, the Company filed Registration Statements on Form S-8 to register 7,500,000 to be issue pursuant to the Company’s 2009 Stock. Incentive and Option Plan. 7,423,000 shares have been granted and exercised under the June 2009 Stock Option Plan. On November 24, 2009, the Company filed Registration Statements on Form S-8 to register 10,000,000 to be issued pursuant to the Company’s 2009 Stock Incentive and Option Plan. 1,205,000 shares have been granted and exercised under the November 2009 Stock Option Plan.

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

ORGANA GARDENS INTERNATIONAL INC.

Date: August 12, 2011	By:	/s/ Jaclyn Cruz
Jaclyn Cruz
President and C.E.O

Date: August 12, 2011	By:	/s/ Sharon Deutsch
Sharon Deutsch
Secretary. Treasurer and C.F.O.