Form 10-Q
period 2011-09-30
ORGANA GARDENS INTERNATIONAL
filed 2011-11-22
CIK 746631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________

FORM 10-Q
(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes     ☒    No

APPLICABLE ONLY TO CORPORATE ISSUERS

On October 31, 2011 there were 56,196,466 shares outstanding of the issuer’s common stock.

INDEX		PAGE

Part I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Balance Sheet as of September 30, 2011 (Unaudited) and December 31, 2010	F-1

	Statements of Operations (Unaudited) For the Three and Nine Month Period Ended September 30, 2011 and 2010, and the Period from January 1, 1996 through September 30, 2011	F-2

	Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2011 and 2010, and the Period from January 1, 1996 through September 30, 2011	F-3

	Notes To Financial Statements (Unaudited)	F-4

Item 2.	Management's Discussion and Analysis or Plan of Operation	4-10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.	Controls and Procedures	10

Part II.	OTHER INFORMATION	11

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		15

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2011
(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

ORGANA GARDENS INTERNATIONAL INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2011 (unaudited)	December 31, 2010

ASSETS

CURRENT ASSETS
Cash	$307	$50
Taxes recoverable	884	1,598
Prepaid expenses	8,000	-

TOTAL CURRENT ASSETS	9,191	1,648

AVAILABLE FOR SALE SECURITIES – related parties	16,703	61,682
OIL AND GAS PROPERTIES, (full cost method of accounting unproven)	3	3

TOTAL ASSETS	$25,897	$63,333

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$479,509	$486,715
Due to related parties	65,799	88,590

TOTAL CURRENT LIABILITIES	545,308	575,305

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Convertible Preferred: - Class A voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized
56,196,466 (December 31, 2010 – 41,926,466) shares issued and outstanding	56,195	41,926
Additional paid-in capital	24,331,504	24,143,398
Deferred compensation	(80,314)	(6,128)
Deficit accumulated during the development stage	(20,327,358)	(20,236,709)
Deficit accumulated prior to the development stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive (loss) income	(38,805)	6,174

TOTAL STOCKHOLDERS’(DEFICIT)	(519,411)	(511,972)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$25,897	$63,333

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended Sept. 30,		Nine Months ended Sept. 30,		For the period from January 1, 1996 to September 30,
	2011	2010	2011	2010	2011

GENERAL & ADMINSTRATIVE EXPENSES
Litigation settlement	$-	$-	$-	$-	$2,291,070
Management and consulting fees	16,074	625	20,272	11,315	4,889,844
Consulting fees – stock based compensation	-	-	-	-	1,919,869
Exploration costs	-	-	-	-	113,678
Loss on settlement of debt	-	-	-	-	718,784
General and administrative	19,228	16,173	56,113	60,705	2,811,732
Professional fees	4,884	3,748	14,264	20,063	1,168,622
Interest expense	-	-	-	-	98,282
Research and development costs	-	-	-	7,000	285,231
Software development costs	-	-	-	-	737,300

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	40,186	20,546	90,649	99,083	15,034,412

OTHER (INCOME ) EXPENSES
Interest, Royalty and Other Income	-	-	-	-	(82,138)
(Gain)/loss on sale of securities – related parties	-	-	-	-	(21,541)
Property option income	-	-	-	-	(130,000)
Write-down of securities – Legacy Wine &				-
Spirits International Ltd.	-	-	-	-	207,111
Write-down of securities – Golden Spirit				-
Enterprises Ltd.	-	-	-	-	12,859
Write-down of interest in ACGT Corporation	-	-	-	-	1,406,000
Write-down of interest in oil and gas properties	-	-	-	-	3,815,655
Loss on Iceberg Drive Inn Investment	-	-	-	-	85,000

TOTAL OTHER (INCOME ) EXPENSES	(40,186)	(20,546)	(90,649)	(99,083)	5,292,946

Loss before Income Taxes	(40,186)	(20,546)	(90,649)	(99,083)	(20,327,358)
Income Tax Provision	-	-	-		-

NET LOSS FOR THE PERIOD	$(40,186)	$(20,546)	$(90,649)	$(99,083)	$(20,327,358)

BASIC NET LOSS PER SHARE	$(.00)	$(.00)	$(.01)	$(.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	52,850,814	31,904,846	46,359,158	28,144,946

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)
	Nine months ended September 30,		For the period from January 1, 1996 to September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(90,649)	$(99,083)	$(20,327,358)
Adjustments to reconcile net loss to net cash used in operating activities:
- fees and services paid for with common shares	30,589	10,738	3,472,314
- non cash research and development	-	-	105,000
- other stock-based compensation	-	-	1,919,468
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	-	2,970,718
- write-down of equities in Legacy Wine & Spirits	-	-	207,111
- write-down of equities in Golden Spirit Enterprises Ltd.	-	-	12,859
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (Gain)/loss on sale of securities held for resale – related parties	-	-	(21,816)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	-	-	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	(14,492)	(9,042)	314,367

CASH FLOWS USED IN OPERATING ACTIVITIES	(74,552)	(97,387)	(5,137,498)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes receivable	-	-	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	-	-	136,790
Interest in oil and gas properties, net of finders fees	-	-	(1,522,804)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(1,442,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	-	-	5,098,325
Net advances (to) from related parties	74,809	95,879	1,062,358
Advances receivable	-	-	420,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	74,809	95,879	6,580,683

NET INCREASE (DECREASE) IN CASH	257	(1,508)	307

CASH, BEGINNING OF PERIOD	50	1,592	-

CASH, END OF PERIOD	$307	$84	$307

Supplemental cash flow information (See Note 9)
The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
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

GOING CONCERN
The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $20,327,358 since inception, and further significant losses are expected to be incurred in the exploration and development of its resource properties, should the company be able to finance or joint venture its resource property. Losses are expected in the development of the vertical hydroponic farming project as well. The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its resource properties.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Operating results for the three and nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
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
September 30, 2011
(unaudited)

NOTE 2 – BASIS OF PRESENTATION (con’t.)

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

During the nine month period ended September 30, 2011, the Company sold Nil Golden Spirit shares and recorded an additional unrealized loss of $2,702 to September 30, 2011. As a result, the carrying value of the available for sale shares of Golden Spirit is $158 as at September 30, 2011.

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
September 30, 2011
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

During the nine month period ended September 30, 2011, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $42,277 to September 30, 2011. As a result, the carrying value of the available for sale shares of Legacy is $16,544 as at September 30, 2011.

Available for sale securities – related parties include the following:

	September 30,	December 31,
	2011	2010

3,676,335 (2010-3,676,335) shares of Legacy Wine & Spirits	$16,544	$58,822
98,612 (2010- 98,612) shares of Golden Spirit Enterprises Ltd.	158	2,860

	$16,702	$61,682

NOTE 4 – OIL AND GAS PROPERTIES

Oil and gas properties include the following:

	September 30,	December 31,
	2011	2010

Acquisition and exploration costs, unproved, not subject to depletion.	$3	$3

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

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

NOTE 4 – OIL AND GAS PROPERTIES (con’t.)

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

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the year ended December 31, 2009, the Company incurred $278,231 in research and development costs. During the nine months ended September 30, 2011 $Nil was incurred in research and development. (2010 - $7,000).

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

NOTE 5 – ACQUISITION (con’t.)

On July 29, 2011, the Company has signed a Letter of Intent with Integrated Green Technologies LLC (IGT), of Fort Lauderdale, Florida to merge the two companies. A definitive agreement of the merger will be an exchange of restricted shares of the Company’s stock to IGT shareholders effecting a change of business which will still follow the Company’s green mandate. On August 17, 2011 the Company entered into a formal agreement with IGT and is currently conducting its due diligence. IGT is an industrial tools, machinery & equipment manufacturer including consumable supplies & materials. IGT is a distributor of heavy-duty blasting equipment and “green” environmentally safe mobile powder coating systems featuring the pending patent, Triplex Electrostatic/Electrostatic Thermal Spray/Non Electrostatic Thermal Spray and Powder Coating Spray and Conversion Device. The Company has advance $8,000 to IGT for prepaid expenses as of September 30, 2011. (2010 – Nil) Upon completion of the due diligence process, the Company will issue a structured release of 60,000,000 restricted shares to be transferred under the Agreement. The structure shall be as follows: upon execution of the Agreement, 30,000,000 shares shall be issued immediately thereafter, an additional 15,000,000 shares shall be issued 120 days following the execution date and the balance of 15,000,000 shares shall be issued 240 days following the execution date. The Company is required to provide $250,000 in funding to IGT over a period of one year.

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

On July 1, 2011 the Company entered into an agreement with Compte de Sierge Accomodative Corp. (“Compte”), a private company controlled by a significant shareholder, with an eighteen month term, whereby Compte provides investor relations services to the Company specific to the hydroponic vertical farming project (valued at $22,500) in exchange for 1,500,000 restricted shares of the Company’s common stock.

On July 1, 2011, the Company entered into an agreement with Charlton Investments Ltd. (“Charlton”), a private company controlled by a significant shareholder, with a two-year term, whereby Charlton provides investment-banking services to the Company (valued at $30,000) in exchange for 2,000,000 restricted shares of the Company’s common stock.

On July 1, 2011, the Company entered into  agreement with three consultants, for a twelve month term, whereby the consultants provide consulting services to the Company (valued at $45,000) in exchange for 3,00,000 shares of the Company’s common stock.

The Company amortizes the costs of these services over the respective terms of the contracts.  During the nine months ended September30, 2011 and 2010, the Company recorded amortization of deferred compensation totaling $23,314 and $10,738 respectively.  As of September 30, 2011 the unamortized portion of the deferred compensation totaled $80,314 (September 30, 2011 - $10,018).

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
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

(1)2011 Stock Transactions - During the nine months ended September 30, 2011:

The Company issued 25,000 restricted common shares valued at $125 to a new director for his services.

The Company issued 6,500,000 restricted common shares valued at $97,500 pursuant to deferred compensation agreements. (See Note 6)

The Company issued a total of 2,345,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan. 1,650,000 shares were issued at $0.02 per share to satisfy debt to related parties in the amount of $33,000 and 695,000 shares were issued at $0.01 per share for consulting services. In the amount of $6,950

The Company issued 5,400,000 common shares pursuant to the Company’s 2011 Stock. Incentive and Option Plan with a value of $64,800 for satisfaction of debt to related parties.

(2)2010 Stock Transactions

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

(3)  2011 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Balance, December 31, 2007	-	-	-
Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11
Balance, December 31, 2008	-	-	-

Granted during the period	8,498,000	0.03
Exercised during the period	(8,498,000)	0.03
Balance, December 31, 2009	-	-	-

Granted during 2010	9,361,033	0.03
Exercised during 2010	(9,361,033)	0.03
Balance, December 31, 2010	-	-	-

Granted during the period	7,745,000	0.03
Exercised during the period	(7,745,000)	0.03
Balance, September 30, 2011	-	-	-

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

NOTE 7- STOCKHOLDERS’ EQUITY (con’t.)

On June 30, 2011 the Company filed Registration Statements on Form S-8 to register 9,800,000 to be issue pursuant to the Company’s 2011 Stock. Incentive and Option Plan. 5,400,000 shares have been granted and exercised under the June 2011 Stock Option Plan..

(4) 2010 Stock Options

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

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2011, the Company incurred $3,125 (2010 -$2,190) in management fees to directors. As at September 30, 2011 the Company owes $Nil in management fees (2010 - $9,000).

During the nine months ended September 30, 2011 the Company incurred $23,891 (2010 - $21,913) in rent and office expenses to a private company controlled by a shareholder.

During the nine months ended September 30, 2011, companies controlled by significant shareholders earned $27,314 (2010 - $10,738) pursuant to prepaid services agreements.

The following amounts are due to related parties at:

	September 30, 2011	December 31, 2010

Director	$-	$9,000
Significant shareholders	65,779	79,590

	$65,779	$88,590

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION
	Nine months ended September 30,
	2011	2010
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

During the nine months ended September 30, 2011:

The Company issued 25,000 restricted common shares valued at $125 to a new director for his services.

The Company issued 6,500,000 restricted common shares valued at $97,500 pursuant to deferred compensation agreements. (See Note 6)

The Company issued 5,400,000 common shares at $0.012 per share pursuant to the Company’s 2011 Stock. Incentive and Option Plan with a value of $64,800 for satisfaction of debt to related parties.

The Company issued a total of 2,345,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan. 1,650,000 shares were issued at $0.02 per share to satisfy debt to related parties in the amount of $33,000 and 695,000 shares were issued at $0.01 per share for consulting services. In the amount of $6,950.

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”).  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of September 30, 2011, the Company is still in the process of having the certificates released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of September 30, 2011.

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

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the nine months ended September 30, 2011, the Company incurred $Nil in research and development costs. (2010 – $7,000)

Currently, the Company continues the process of applying for a world-wide patent for its vertical hydroponic farming system, Organa Gardens System - Enterprise (OGS-E). The management of Organa Gardens is in the final steps of determining the types of materials that will be used to mass produce the OGS-E units economically so that the units can be sold and used affordably by the general population who would like to grow their own food organically and efficiently.

On July 29, 2011, the Company has signed a Letter of Intent with Integrated Green Technologies LLC (IGT), of Fort Lauderdale, Florida to merge the two companies. A definitive agreement of the merger will be an exchange of restricted shares of the Company’s stock to IGT shareholders effecting a change of business which will still follow the Company’s green mandate. On August 17, 2011 the Company entered into a formal agreement with IGT and is currently conducting its due diligence. IGT is an industrial tools, machinery & equipment manufacturer including consumable supplies & materials. IGT is a distributor of heavy-duty blasting equipment and “green” environmentally safe mobile powder coating systems featuring the pending patent, Triplex Electrostatic/Electrostatic Thermal Spray/Non Electrostatic Thermal Spray and Powder Coating Spray and Conversion Device. The Company has advance $8,000 to IGT for prepaid expenses as of September 30, 2011. (2010 – Nil). Upon completion of the due diligence process, the Company will issue a structured release of 60,000,000 restricted shares to be transferred under the Agreement. The structure shall be as follows: upon execution of the Agreement, 30,000,000 shares shall be issued immediately thereafter, an additional 15,000,000 shares shall be issued 120 days following the execution date and the balance of 15,000,000 shares shall be issued 240 days following the execution date. The Company is required to provide $250,000 in funding to IGT over a period of one year.

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

The Company has received $Nil in oil royalties for the nine months ended September 30, 2011 (2010 - $Nil).

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

During the nine month period ended September 30, 2011, the Company sold Nil Golden Spirit shares and recorded an additional unrealized loss of $2,702 to September 30, 2011. As a result, the carrying value of the available for sale shares of Golden Spirit is $158 as at September 30, 2011.

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

During the nine month period ended September 30, 2011, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $42,277 to September 30, 2011. As a result, the carrying value of the available for sale shares of Legacy is $16,544 as at September 30, 2011.

Available for sale securities – related parties include the following:
	September 30,	December 31,
	2011	2010

3,676,335 (2010-3,676,335) shares of Legacy Wine & Spirits	$16,544	$58,822
98,612 (2010- 98,612) shares of Golden Spirit Enterprises Ltd.	158	2,860

	$16,702	$61,682

Liquidity and Capital Resources.

At September 30, 2011, we had total assets of $25,897 including cash of $307, taxes recoverable of $884 and prepaid expenses of $8,000.  We have $3 invested in oil and gas properties, which is represented by $1 for 13,189 acres of gas leases located in Utah, $1 for an oil and gas interest located in Wyoming and $1 for an oil and gas interest located in San Joaquin, California.  We have available for sale securities with a fair value of $16,703 as at September 30, 2011. As of December 31, 2010, we had total assets of $63,333. The decrease in assets is primarily due to a decrease in the fair value of available for sale securities.

At September 30, 2011, we had current liabilities of $545,308, which was represented by accounts payable and accrued liabilities of $479,509 and $65,799 due to related parties.  As of December 31, 2010 we had current liabilities of $575,305. The slight decrease in liabilities was a result of a decrease in related party payables.  At September 30, 2011, we had a working capital deficiency of $536,117 (December 31, 2010 - $573,657).

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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended September 30, 2011 was $40,186 (2010 - $20,546). This increase in loss was due to the incurrence of expenditures for consulting fees, professional fees and general and administrative expenses.

Loss from operations for the nine month period ended September 30, 2011 was $90,649 (2010 - $99,083). This decrease in loss was due to the incurrence of fewer expenditures for general and administrative expenses and research and development costs.

From inception to September 30, 2011 our Company has incurred cumulative net losses of $20,327,358 resulting primarily from the write-down of $3,815,655 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of equities in Legacy Wine & Spirits International Ltd. of $207,111,  write-down of equities in Golden Spirit Enterprises Ltd. of $12,859 and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $6,809,713, office and general expenses of $2,811,732; professional fees of $1,168,622; interest expense of $98,282, software development costs of $737,300 and research and development costs of $285,231. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Spirit Enterprises Ltd. (See Item 2, Utah property), $82,138 in interest and royalty income and a gain on the sale of securities – related parties of $21,541.

The cash and equivalents constitute our present internal sources of liquidity.

Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

Our Plan of Operation for the Next Twelve Months

We do anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern. Organa Gardens International Inc. does not anticipate any significant exploration costs within the next 12 months, nor does the Organa Gardens International Inc. anticipate that it will lease or purchase any significant equipment within the next 12 months. Organa Gardens International Inc. does not anticipate a significant change in the number of its employees within the next 12 months. However, Organa Gardens International Inc. will be required to raise $250,000 for the hydroponic vertical farming project – See above. In addition, it will be required to provide $250,000 to IGT over a period of one year upon closing of the Agreement with IGT –See above.

Off-Balance Sheet Arrangements

Our company has not entered into any off balance sheet arrangements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2011, we had cash in the amount of $307. We have not generated any revenues since inception and have incurred a net loss of $20,327,358 from our re-entry into development stage on January 1, 1996 to September 30, 2011. Our current operating funds are insufficient to cover an environmental study and permitting and preparation costs to initiate drilling of a gas well. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated exploration expenditures.

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

The weakness identified by our management in the quarter ended March 31, 2001 was a lack of a timely review by corporate management. This weakness was corrected by management by conducting a timely review resulting in the timely filing of our quarterly report on Form 10-Q for the quarterly periods ended June 30, 2011 and September 30, 2011.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
1. On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As of September 30, 2011, the Company is still in the legal process of having the certificate released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of September 30, 2011.

ITEM 1A.     RISK FACTORS

Not Applicable

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(1)   2011 Stock Transactions - During the nine months ended September 30, 2011:

The Company issued 25,000 restricted common shares valued at $125 to a new director for his services.

The Company issued 6,500,000 restricted common shares valued at $97,500 pursuant to deferred compensation agreements. (See Note 6)

The Company issued a total of 2,345,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan. 1,650,000 shares were issued at $0.02 per share to satisfy debt to related parties in the amount of $33,000 and 695,000 shares were issued at $0.01 per share for consulting services. In the amount of $6,950.

The Company issued 5,400,000 common shares pursuant to the Company’s 2011 Stock. Incentive and Option Plan with a value of $64,800 for satisfaction of debt to related parties.

(2)   2010 Stock Transactions

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

(3)   2011 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Balance, December 31, 2007	-	-	-

Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11
Balance, December 31, 2008	-	-	-

Granted during the period	8,498,000	0.03
Exercised during the period	(8,498,000)	0.03
Balance, December 31, 2009	-	-	-

Granted during 2010	9,361,033	0.03
Exercised during 2010	(9,361,033)	0.03
Balance, December 31, 2010	-	-	-

Granted during the period	7,745,000	0.03
Exercised during the period	(7,745,000)	0.03
Balance, September 30, 2011	-	-	-

On June 30, 2011 the Company filed Registration Statements on Form S-8 to register 9,800,000 to be issue pursuant to the Company’s 2011 Stock. Incentive and Option Plan. 5,400,000 shares have been granted and exercised under the June 2011 Stock Option Plan.

(4) 2010 Stock Options

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 31.1	- Section 906 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 31.2	- Section 906 Certification of Periodic Report of the Chief Financial Officer.

Exhibit 32.1	- Section 302 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 32.2	- Section 302 Certification of Periodic Report of the Chief Financial Officer.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANA GARDENS INTERNATIONAL INC.

Date: November 21, 2011	By: /s/ Jaclyn Cruz
Jaclyn Cruz
President and C.E.O

Date: November 21, 2011	By: /s/ Sharon Deutsch
Sharon Deutsch
Secretary. Treasurer and C.F.O.