Form 10-K
period 2011-12-31
ORGANA GARDENS INTERNATIONAL
filed 2012-03-30
CIK 746631

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0-14278

ORGANA GARDENS INTERNATIONAL INC.

NEVADA	88-01955105
(STATE OF INCORPORATION)	(I.R.S. ID)

35 South Ocean Avenue, Patchogue, New York, 11772
1-888-488-6882

Securities registered pursuant to Section 12(b) of the Act:
COMMON STOCK OTC: BB

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.001
(Title of Class)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common stock, $.001 par value per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes    ☒  No

As of March 30, 2012, there were 61,046,466 shares of the issuer's $0.001 par value common stock issued and outstanding.

Documents incorporated by reference:  None

Organa Gardens International Inc.
FORM 10-K
For The Fiscal Year Ended December 31, 2011

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

Our Company undertook a new venture as of March 2009. Organa Gardens International Inc. has a vertical hydroponics farming system built to make the most efficient use of light, energy, water, land, temperature and production cycle while growing the highest quality and healthiest plants in an optimum, consistent environment unaffected by weather. The Organa Garden Systems (OGS) provide a means for food production and consumption change to global environmental and ecological sustainability through vertical hydroponics rotary farming.

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

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the year ended December 31, 2011, the Company incurred $Nil (2010 -$7,000) in research and development costs.

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

Powder Coating Project

On July 29, 2011, the Company has signed a Letter of Intent with Integrated Green Technologies LLC (IGT), of Fort Lauderdale, Florida to merge the two companies. A definitive agreement of the merger will be an exchange of restricted shares of the Company’s stock to IGT shareholders effecting a change of business which will still follow the Company’s green mandate. On August 17, 2011 the Company entered into a formal agreement with IGT and is currently conducting its due diligence. IGT is an industrial tools, machinery & equipment manufacturer including consumable supplies & materials. IGT is a distributor of heavy-duty blasting equipment and “green” environmentally safe mobile powder coating systems featuring the pending patent, Triplex Electrostatic/Electrostatic Thermal Spray/Non Electrostatic Thermal Spray and Powder Coating Spray and Conversion Device. The Company had advanced $8,000 to IGT for prepaid expenses as of December 31, 2011. (2010 – Nil). The Company has written off this amount as of December 31, 2011. Upon completion of the due diligence process, the Company will issue a structured release of 60,000,000 restricted shares to be transferred under the Agreement. The structure shall be as follows: upon execution of the Agreement, 30,000,000 shares shall be issued immediately thereafter, an additional 15,000,000 shares shall be issued 120 days following the execution date and the balance of 15,000,000 shares shall be issued 240 days following the execution date. The Company is required to provide $250,000 in funding to IGT over a period of one year. As a result of the due diligence process, the Company is not proceeding with this acquisition due to complications with the current patent filed by IGT. Should IGT move forward and correct the deficiencies with the patent, the Company will re-consider the project.

Our Oil and Gas Properties

1. The Wyoming Property.
The Company owns a 0.7% gross overriding royalty interest on 6,360 acres of oil and natural gas rights located in the Powder River Basin of eastern Wyoming carried at a value of $Nil (2010-$1) due to the uncertainty of realization.

Based on Organa’s ongoing agreement with respect to the LAK Ranch,  if Derek sells any or all of its interest in the LAK Ranch Property, it will pay to Organa, subject to adjustments, 7.5% of the net sales proceeds on the first USD $7,500,000 and 1% on any balance over and above USD$7,500,000.

The Company has received $Nil in oil royalties for the year ended December 31, 2011 (2010 - $Nil).

2. The California Property.
The Company owns a 2% royalty interest in the Harvester Property carried at a value of $Nil (2010-$1) due to the uncertainty of realization.

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

The Company was seeking joint venture drilling partners during 2008 in order to meet its 2010 drilling commitment. The Company was unable to secure a joint venture drilling partner or raise any capital to satisfy an approximate $12,000,000 drilling cost for a 15,000 ft. initial well. Due to this inability to find funding, the Uinta property was being carried at a value of $Nil due to the uncertainty of realization. During the year ended December 31, 2009, the Company re-conveyed its interest in the Uinta property to its original owner, Pioneer Oil and Gas.

Available for Sale Securities – related parties.

Terralene
During 2004, the Company received 111,111 restricted Rule 144 shares of Terralene Fuels Corporation (“Terralene Fuels”), a public company with directors and significant shareholders in common.  The restricted shares were received as non-refundable consideration pursuant to agreements with Terralene Fuels dated November 10, 2004 and December 10, 2004 to acquire certain mineral property interests from the Company.  These agreements were subsequently terminated.

Effective December 31, 2004 the Company recorded, as other comprehensive loss for the year, a $10,000 unrealized loss in the carrying value of its shares of Terralene Fuels.  During the years ended December 31, 2005 and 2006 the Company recorded additional unrealized losses in the carrying value of its shares of Terralene Fuels totalling $90,000 and $8,889 respectively, which were recorded as other comprehensive loss for those years.  During the year ended December 31, 2007, the Company sold 2,500 shares resulting in a realized gain of $165 and recorded an additional unrealized loss of $473 in 2007. During the year ended December 31, 2008, the Company sold 10,000 shares resulting in a realized loss of $800 and recorded an additional unrealized loss of $15,026 to December 31, 2008. As a result, the carrying value of the available for sale shares of Terralene Fuels is $2,712 as at December 31, 2008.

During the year ended December 31, 2009, the Company recorded an unrealized gain of $1,232. As a result, the carrying value of the available for sale shares of Terralene Fuels is $3,945 as at December 31, 2009.

During the year ended December 31, 2010, the Company sold Nil Terralene Fuels shares and recorded an unrealized gain of $11,774. As a result, the carrying value of the available for sale shares of Terralene Fuels is $2,860 as at December 31, 2010. Effective December 31, 2010, the Company recorded a $12,859 write-down of its investment in Golden due to an other-than-temporary decline in the value of the shares.

During the year ended December 31, 2011, the Company sold Nil Terralene Fuels shares and recorded an unrealized loss of $2,623. As a result, the carrying value of the available for sale shares of Terralene Fuels is $237 as at December 31, 2011. Effective December 31, 2011, the Company recorded a $2,909 write-down of its investment in Golden due to an other-than-temporary decline in the value of the shares.

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

During the year ended December 31, 2011, the Company sold Nil Legacy shares and recorded an unrealized loss of $52,939. As a result, the carrying value of the available for sale shares of Legacy is $5,882 as at December 31, 2011. Effective December 31, 2011, the Company recorded a $51,469 write-down of its investment in Legacy due to an other-than-temporary decline in the value of the shares.

Available for sale securities – related parties include the following:

	December 31,	December 31,
	2011	2010

3,676,335 (2010-3,676,335) shares of Legacy Wine & Spirits	$5,882	$58,822
98,612 (2010- 98,612) shares of Terralene Fuels Corporation.	237	2,860

	$6,119	$61,682

Employees.

At December 31, 2011, Organa Gardens International Inc. had 2 full time employee/consultants other than its Officers and Directors.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of the dates specified in the following table, Organa Gardens International Inc. held the following property in the following amounts:

Property	December 31, 2011	December 31, 2010

Cash and equivalents	US $ 90	US $ 50

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

Organa Gardens International Inc.’s principal corporate offices are located at 35 South Ocean Avenue
Patchogue, NY, 11772 Fax – 1 888 265 0498 Phone – 1 888 488 6882

ITEM 3.    LEGAL PROCEEDINGS

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As of December 31, 2011, the Company is still in the legal process of having the certificate released.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As at December 31, 2011 there were approximately 2,000 holders of the outstanding shares of the Organa Gardens International Inc.'s $0.001 par value common stock.  Organa Gardens International Inc. participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the most recent trading symbol "OGNG".  According to quotes provided by stockhouse.com, the Organa Gardens International Inc.'s common stock has closed at:

Quarter	High	Low

2009 First Quarter	$0.25	$0.10
2009 Second Quarter	$0.10	$0.03
2009 Third Quarter	$0.04	$0.02
2009 Fourth Quarter	$0.02	$0.01
2010 First Quarter	$0.01	$0.01
2010 Second Quarter	$0.01	$0.01
2010Third Quarter	$0.01	$0.01
2010 Fourth Quarter	$0.01	$0.01
2011 First Quarter	$0.0043	$0.0025
2011 Second Quarter	$0.0184	$0.012
2011Third Quarter	$0.032	$0.012
2011 Fourth Quarter	$0.0099	$0.002

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

Common Stock. Organa Gardens International Inc. is authorized to issue 200,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of Organa Gardens International Inc. constitute equity interests in Organa Gardens International Inc. entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments.  As of December 31, 2011, 61,046,466 shares of the Organa Gardens International Inc.'s common stock were issued and outstanding.

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

Sales of Securities

(1)	2011 Stock Transactions

During the year ended December 31, 2011:

(a) The Company issued 25,000 restricted common shares valued at $125 to a new director for his services.

(b) The Company issued 6,950,000 restricted common shares valued at $99,300 pursuant to deferred compensation agreements.

(c) The Company issued a total of 2,345,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan. 1,650,000 shares were issued at $0.02 per share to satisfy debt to related parties in the amount of $33,000 and 695,000 shares were issued at $0.01 per share for consulting services.

(d) The Company issued 9,800,000 common shares pursuant to the Company’s 2011 Stock. Incentive and Option Plan with a value of $78,000 for satisfaction of debt to related parties.

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

(d)   The Company issued 700,300 restricted common shares at $0.01 per share pursuant to a debt settlement with        Terralene Fuels Corporation. in the amount of $7,003.

(3)	2011 Stock Options

The Company issued a total of 2,345,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan. 1,650,000 shares were issued at $0.02 per share to satisfy debt to related parties in the amount of $33,000 and 695,000 shares were issued at $0.01 per share for consulting services.

The Company issued 9,800,000 common shares pursuant to the Company’s 2011 Stock. Incentive and Option Plan with a value of $78,000 for satisfaction of debt to related parties.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2007	-	-	-
Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11
Balance, December 31, 2008	-	-	-
Granted during the period	8,498,000	0.03
Exercised during the period	(8,498,000)	0.03
Balance, December 31, 2009	-	-	-
Granted during 2010	9,361,033	0.03
Exercised during 2010	(9,361,033)	0.03

Balance, December 31, 2010	-	-	-
Granted during the period	12,145,000	0.03
Exercised during the period	(12,145,000)	0.03

Balance, December 31, 2011	-	-	-

On June 30, 2011 the Company filed Registration Statements on Form S-8 to register 9,800,000 to be issue pursuant to the Company’s 2011 Stock. Incentive and Option Plan. All 9,800,000 shares have been granted and exercised under the June 2011 Stock Option Plan.

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

On June 29, 2009, the Company filed Registration Statements on Form S-8 to register 7,500,000 to be issue pursuant to the Company’s 2009 Stock. Incentive and Option Plan. 7,500,000 shares have been granted and exercised under the June 2009 Stock Option Plan. On November 24, 2009, the Company filed Registration Statements on Form S-8 to register 10,000,000 to be issue pursuant to the Company’s 2009 Stock Incentive and Option Plan. 6,655,000 shares have been granted and exercised under the November 2009 Stock Option Plan.

ITEM 6.    SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

Fiscal Year Ended December 31	2011	2010	2009	2008	2007

Revenue	$ Nil	$ Nil	$ Nil	$ Nil	$ Nil
Operating Loss	(147,748)	(125,528)	(417,393)	(342,795)	(557,266)
Net Loss	(202,130)	(217,210)	(420,380)	(1,871,917)	(518,789)
Basic net loss per share	0.01	0.01	0.01	0.01	0.03
Cash dividends declared per share	-	-	-	-	-
Cash, cash equivalents, and short-term investments	2,212	1,648	2,792	4,830	34,577
Total assets	8,331	63,333	201,047	1,042,425	2,430,015
Long-term obligations	-	-	-	-	-
Stockholders’ equity (deficit)	(554,374)	(511,972)	(309,619)	495,655	1,922,877

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

Liquidity and Capital Resources.
For the year ended December 31, 2011, we had total assets of $8,331, compared to total assets in 2010 of $63,333. This includes a cash balance of $90, compared to $50 in 2010.  We also have taxes recoverable of $2,122 and available for sale securities with a fair value of $6,119 as at December 31, 2011. The decrease in assets was due to an other than temporary decline in available for sale securities.

At December 31, 2011, we had current liabilities of $562,705, which was represented by accounts payable and accrued liabilities of $483,634 and $79,071 due to related parties. At December 31, 2010 we had current liabilities of $575,305. The decrease in liabilities was due to a decrease in amounts due to related parties.  At December 31, 2011, we had a working capital deficiency of $(560,493) (2010 - $(573,657).

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

Results of Operations
We realized $Nil interest and royalty income in 2011 and 2010. During the year ended December 31, 2010 the loss is $202,130 (2010 - $217,210).  This decrease in loss was due to a decrease in research and development costs of $7,000.

From inception to December 31, 2011 Organa Gardens International Inc. has incurred cumulative net losses of $24,899,472 resulting primarily from the write-down of $3,815,655 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of $258,580 of its investment in Legacy Wine & Spirits International Ltd., write-down of its investment in Terralene Fuels Corporation of $15,768 and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $4,905,618, office and general expenses of $2,842,082; professional fees of $1,1179,597; interest expense of $98,282, research & development costs of $278,231 and software development costs of $737,300. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Terralene Fuels Corporation

The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

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

Organa Gardens International Inc. does not anticipate some expenditures within the next 12 months for further research and development of its vertical hydroponic farming system design .The Company may elect to raise funds for further research and development through equity financing or possible joint venture partnerships. Organa Gardens International Inc. does not anticipate any significant exploration costs within the next 12 months, nor does the Organa Gardens International Inc. anticipate that it will lease or purchase any significant equipment within the next 12 months. Organa Gardens International Inc. does not anticipate a significant change in the number of its employees within the next 12 months. However, Organa Gardens International Inc.will be required to raise $500,000 for its new hydroponic vertical farming project – See above.

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
New York, USA

We have audited the accompanying balance sheets of Organa Gardens International, Inc. (formerly Shotgun Energy Corporation) (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ (deficit) and cash flows for each of the years in the two-year period ended December 31, 2011 and for the cumulative period from January 1, 1996 (inception of development stage) through to December 31, 2011.  Organa Gardens International Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Organa Gardens International as of December 31, 2011 and 2010, and the results of its activities and cash flows for each of the years in the two-year period ended 2011 and for the cumulative period from January 1, 1996 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L.L. Bradford & Company, LLC
Las Vegas, Nevada
March 30, 2012

ORGANA GARDENS INTERNATIONAL INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS

CURRENT ASSETS
Cash	$90	$50
Taxes recoverable	2,122	1,598
TOTAL CURRENT ASSETS	2,212	1,648

AVAILABLE FOR SALE SECURITIES – related parties	6,119	61,682
OIL AND GAS PROPERTIES, (full cost method of accounting, unproven)	-	3

TOTAL ASSETS	$8,331	$63,333

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$483,634	$486,715
Due to related parties	79,071	88,590
TOTAL CURRENT LIABILITIES	562,705	575,305

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Convertible preferred stock:
- Class A voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
Common stock, $.001 par value, 200,000,000 shares authorized
61,046,466 (December 31, 2010 – 41,926,466) shares issued and outstanding	61,046	41,926
Additional paid-in capital	24,341,653	24,143,398
Deferred compensation	(62,590)	(6,128)
Deficit accumulated during the development stage	(20,438,839)	(20,236,709)
Deficit accumulated prior to the development stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive income	4,989	6,174
TOTAL STOCKHOLDERS’ (DEFICIT)	(554,374)	(511,972)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$8,331	$63,333

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ended December 31, 2011	Year ended December 31, 2010	Cumulative from January 1, 1996 (inception of development stage) to December 31, 2011

GENERAL AND ADMINISTRATIVE EXPENSES
Litigation settlement	$-	$-	$2,291,070
Management and consulting fees	36,046	13,336	4,905,618
Consulting fees – stock based compensation	-	-	1,919,869
Exploration costs	-	-	113,678
Loss on settlement of debt	-	-	718,784
General and administrative	86,463	79,276	2,842,082
Professional fees	25,239	25,916	1,179,597
Interest expense	-	-	98,282
Research and development costs	-	7,000	285,231
Software development costs	-	-	737,300
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	147,748	125,528	15,091,511

OTHER (INCOME) EXPENSES
Interest, royalty and other income	-	-	(82,138)
(Gain)/loss on sale of securities – related party	-	-	(21,541)
Property Option Income	-	-	(130,000)
Write-down of securities - Legacy Wine & Spirits International	51,469	78,823	258,580
Write-down of securities - Terralene Fuels Corporation	2,909	12,859	15,768
Write-down of interest in ACGT Corporation	-	-	1,406,000
Write-down of interest in oil and gas properties	4	-	3,815,659
Loss on Iceberg Drive Inn investment	-	-	85,000

TOTAL OTHER (INCOME) EXPENSES	54,382	91,682	5,347,328

Loss before income taxes	(202,130)	(217,210)	(20,438,839)

Income tax provision	-	-	-

NET LOSS	$(202,130)	$(217,210)	$(20,438,839)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	48,723,356	34,047,269

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF EXPLORATION STAGE) TO DECEMBER 31, 2011

	Number Of Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Subscriptions	Treasury Stock	Promissory Notes Receivable	Deficit Accumulated During The Exploration Stage	Total

Balance, January 1, 1996	4,162	$4	$4,361,896	$-	$-	$-	$(199,167)	$-	$(4,460,633)	$(297,900)
Shares issued to settle litigation – Jan. 9, 1996	417	-	2,469,882	-	-	-	-	-	-	2,469,882
		1	(1)	-	-	-	-		-	-
Net loss for the year ended December 31, 1996	-	-	-	-	-	-	-	-	(2,726,232)	(2,726,232)
Balance, December 31, 1996	4,579	5	6,831,777	-	-	-	(199,167)	-	(7,186,865)	(554,250)

Shares issued to settle note payable and accrued interest –Jan. 25, 1997	4,167	4	476,996	-	-	-	-	-	-	477,000
Shares issued for services at $90.06 per share – April 15, 1997	458	-	41,250	-	-	-	-	-	-	41,250
Shares issued for services at $30.50 per share – May 26, 1997	3,458	3	105,497	-	-	-	-	-	-	105,500
Net loss for the year ended December 31, 1997	-	-	-	-	-	-	-	-	(93,933)	(93,933)
Balance, December 31, 1997	12,662	12	7,455,520	-	-	-	(199,167)	-	(7,280,798)	(24,433)

Shares issued for services at $14.40 per share – Dec. 28, 1998	1,667	2	23,998	-	-	-	-	-	-	24,000
Shares issued for services at $6.00 per share – Dec. 28, 1998	125	-	750	-	-	-	-	-	-	750
Net loss for the year ended December 31, 1998	-	-	-	-	-	-	-	-	(45,655)	(45,655)
Balance, December 31, 1998	14,454	14	7,480,268	-	-	-	(199,167)	-	(7,326,453)	(45,338)
		-	-	-	-	-	-		-	-
Shares issued for services at $27.38 – Dec. 28, 1999	1,333	1	36,499	-	-	-	-	-	-	36,500
Net loss for the year ended December 31, 1999	-	-	-	-	-	-	-	-	(26,218)	(26,218)
Balance, December 31, 1999	15,787	15	7,516,767	-	-	-	(199,167)	-	(7,352,671)	(35,056)

Correction of treasury stock	-		(199,167)	-	-	-	199,167	-	-	-
Shares issued for software development at $36.00 per share– March 23, 2000	16,667	17	599,983	-	-	-	-	-	-	600,000
Shares issued for services and interest at $12.00 per share –Sept. 22, 2000	1,104	1	13,249	-	-	-	-	-	-	13,250
Shares issued for interest in oil and gas property at $34.80 per share – Sept. 22, 2000	45,833	46	1,594,954	-	-	-	-	-	-	1,595,000
Shares issued for services and advances at $50.40 per share – Sept. 24, 2000	6,083	6	306,594	-	-	-	-	-	-	306,600
Shares issued for services at $90.00 per share – Nov. 6, 2000	3,953	4	355,796	-	-	-	-	-	-	355,800
Share reconciliation	(8)	-	(1)	-	-	-	-	-	-	(1)
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	-	(1,223,108)	(1,223,108)
Balance, December 31, 2000	89,419	89	10,188,175	-	-	-	-	-	(8,575,779)	1,612,485
Common stock subscriptions, 8,333 shares at $84.00 per
share, net of finder’s fee of $70,000 – Jan. 30, 2001		-	-	-	-	-	630,000		-	630,000
Shares issued for Harvester Property finder’s fee at $70.14 per share – Feb. 27, 2001	417	-	29,250	-	-	-	-		-	29,250
Shares issued for debt at $86.40 per share – March 27, 2001	3,594	4	310,513	-	-	-	-		-	310,517
Shares issued for cash at $60.00 per share – July 13, 2001	2,917	3	174,997	-	-	-	-		-	175,000
Shares issued for debt at $60.00 per share – Aug. 15, 2001	3,620	4	217,225	-	-	-	-		-	217,229
Common stock subscriptions, 50 shares at $60.00 per share– July 10, 2001	-	-	-	-	-	-	3,000		-	3,000
Shares issued for cash at $32.40 per share, net of finder’s fee of $30,000 – Oct. 12, 2001	8,333	8	269,992	-	-	-	-		-	270,000
Shares issued for debt at $48.00 per share – Nov. 5, 2001	4,403	4	211,329	-	-	-	-		-	211,333
Shares issued for deferred compensation at $56.39 per share –Nov. 15, 2001	1,667	2	93,998	-	(94,000)	-	-		-	-
Deferred compensation expense recorded in the year	-	-	-	-	3,917	-	-		-	3,917
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-		(3,120,340)	(3,120,340)
Balance, December 31, 2001	114,370	114	11,495,479	-	(90,083)	-	633,000	-	(11,696,119)	342,391

Shares returned to treasury and cancelled – Jan. 21, 2002	(396)	-	(9,500)	-	-	-	-		-	(9,500)
Shares issued from stock subscriptions – Jan. 31, 2002	8,333	8	629,992	-	-	-	(630,000)		-	-
Shares issued for services at $40.80 per share – Feb. 19, 2002	7,634	8	311,470	-	-	-	-		-	311,478
Shares issued for acquisition of rights at $39.60 per share –March 6, 2002	33,333	33	1,319,967	-	-	-	-		-	1,320,000
Shares issued for services at $40.80 per share – March 31, 2002	2,917	3	118,997	-	-	-	-		-	119,000
Shares issued for services at $16.80 per share – May 21, 2002	35,810	36	601,574	-	-	-	-		-	601,610
Shares returned to treasury and cancelled – June 5, 2002	(833)	(1)	(32,999)	-	-	-	-		-	(33,000)
Shares issued for cash at $60.00 per share – Sept. 5, 2002	50	-	3,000	-	-	-	(3,000)		-	-
Shares issued for services at $9.60 per share – Sept 5, 2002	17,667	18	169,582	-	-	-	-		-	169,600
Shares issued for fees at $9.60 per share – Sept. 5, 2002	3,333	3	31,997	-	-	-	-		-	32,000
Shares issued for deferred compensation at $1.44 per share – Dec. 13, 2002	541,667	542	779,458	-	(780,000)	-	-		-	-
Shares issued for services at $1.44 per share – Dec. 16, 2002	307,500	308	442,492	-	-	-	-		-	442,800
Deferred compensation expense recorded in the year	-	-	-	-	44,707	-	-		-	44,707
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-		(3,360,353)	(3,360,353)
Balance, December 31, 2002	1,071,385	1,072	15,861,509	-	(825,376)	-	-	-	(15,056,472)	(19,267)

Shares issued for stock options at $1.80 – Jan. 2, 2003	25,000	25	44,975	-	-	-	-		-	45,000
Shares issued for stock options at $1.80 –Jan. 24, 2003	8,333	8	14,992	-	-	-	-		-	15,000
Shares issued for stock options at $1.80 –Feb.18, 2003	8,333	8	14,992	-	-	-	-		-	15,000
Shares issued for stock options at $1.80 – Feb.25, 2003	20,833	21	37,479	-	-	-	-		-	37,500
Shares issued for stock options at $1.80 – Mar.3, 2003	162,500	163	292,337	-	-	-	-		-	292,500
Shares returned to treasury and cancelled – Mar. 6, 2003	(111)	-	(5,500)	-	-	-	-		-	(5,500)
Shares issued for cash at $1.50 per share – Mar. 17,2003	66,667	67	99,933	-	-	-	-		-	100,000
Shares issued for stock options at $1.80 – May 12, 2003	58,333	58	104,942	-	-	-	-		-	105,000
Shares issued for stock options at $1.80 – May 30, 2003	58,333	58	104,942	-	-	-	-		-	105,000
Shares issued for stock options at $.36 – June 13, 2003	75,000	75	26,925	-	-	-	-		-	27,000
Shares issued for stock options at $.36 – June 23, 2003	25,000	25	8,975	-	-	-	-		-	9,000
Shares issued for stock options at $.36 – June 26, 2003	8,333	8	2,992	-	-	-	-		-	3,000
Shares returned to treasury and cancelled – July 11, 2003	(66,667)	(67)	(39,933)	-	-	-	-		-	(40,000)
Shares issued for stock options at $.36 – July 24, 2003	27,083	27	9,723	-	-	-	-		-	9,750
Shares issued for stock options at $.36 – August 1, 2003	22,917	23	8,227	-	-	-	-		-	8,250
Shares issued for stock options at $.36 – August 3, 2003	8,333	8	2,992	-	-	-	-		-	3,000
Shares issued for stock options at $.36 – August 11, 2003	18,750	19	6,731	-	-	-	-		-	6,750
Shares issued for stock options at $.36 – August 14, 2003	6,250	6	2,244	-	-	-	-		-	2,250
Shares issued for stock options at $.48 – August 14, 2003	35,417	35	16,965	-	-	-	-		-	17,000
Shares issued for stock options at $.48 - August 29, 2003	106,250	106	50,894	-	-	-	-		-	51,000
Shares issued for services at $0.90 per share – October 3, 2003	92,222	92	82,908	-	-	-	-		-	83,000
Shares issued for stock options at $.57 – October 3, 2003	141,667	142	80,608	-	-	-	-		-	80,750
Shares issued for stock options at $.57 – October 6, 2003	50,000	50	28,450	-	-	-	-		-	28,500
Shares issued for stock options at $.48– October 21, 2003	133,333	133	63,867	-	-	-	-		-	64,000
Shares issued for stock options at $.33- October 24, 2003	37,042	37	12,187	-	-	(10,984)	-		-	1,240
Shares issued for stock options at $.27 – October 27, 2003	133,333	133	35,867	-	-	(36,000)	-		-	-
Shares issued for mining property at $.54 – October 27, 2003	16,667	17	8,983	-	-	-	-		-	9,000
Shares issued for stock options at $.24 – November 3, 2003	145,000	145	34,655	-	-	(34,800)	-		-	-
Shares issued for stock options at $.24 – November 12, 2003	166,667	167	39,833	-	-	(40,000)	-		-	-
Shares issued for stock options at $.24 – November 13, 2003	61,667	62	14,738	-	-	(14,800)	-		-	-
Shares issued for stock options at $.24 – November 18, 2003	215,000	215	51,385	-	-	(51,600)	-		-	-
Shares issued for stock options at $.24 – November 24, 2003	182,958	183	43,727	-	-	(43,910)	-		-	-
Shares returned to treasury and cancelled – December 15, 2003	(20,000)	(20)	(17,980)	-	-	-	-		-	(18,000)
Stock Based Compensation	-	-	651,000	-	-	-	-		-	651,000
Deferred compensation expense recorded in the year	-	-	-	-	352,332	-	-		-	352,332
Net loss for the year ended December 31, 2003	-	-	-	-	-	-	-		(2,170,465)	(2,170,465)
Balance, December 31, 2003	3,101,828	3,101	17,797,564	-	(473,044)	(232,094)	-	-	(17,226,937)	(131,410)

Shares issued for services at $0.36 – January 15, 2004	350,000	350	125,650	-	(126,000)	-	-		-	-
Share subscriptions received – January 21, 2004	-	-	-	-	-	232,094	-		-	232,094
Shares issued for debt at $0.33 – February 11, 2004	516,667	517	169,983	-	-	-	-		-	170,500
Shares issued for mineral property at $0.33 – February 27, 2004	333,333	333	109,667	-	-	-	-		-	110,000
Shares issued for debt at $0.24 – May 26, 2004	833,333	833	199,167	-	-	-	-		-	200,000
Shares issued for stock options at $0.18 – July 7, 2004	458,333	458	82,042	-	-	-	-		-	82,500
Shares returned and cancelled – July 9, 2004	(70,000)	(70)	(18,930)	-	-	-	-		-	(19,000)
Shares issued for stock options at $.24 – September 17, 2004	333,333	333	79,667	-	-	-	-		-	80,000
Shares returned and cancelled – September 28, 2004	(333,333)	(333)	(79,667)	-	-	-	-		-	(80,000)
Shares issued for stock options at $.18 – September 28, 2004	375,000	375	67,125	-	-	-	-		-	67,500
Shares issued for services at $0.36 – October 1, 2004	33,333	33	12,967	-	(13,000)	-	-		-	-
Shares issued for stock options at $.24 – October 7, 2004	200,000	200	47,800	-	-	-	-		-	48,000
Shares issued for stock options at $.24 – November 22, 2004	1,100,000	1,100	262,900	-	-	-	-		-	264,000
Shares issued for stock options at $.24 – November 23, 2004	233,333	233	55,767	-	-	-	-		-	56,000
Shares returned and cancelled – November 23, 2004	(100,000)	(100)	(23,900)	-	-	-	-		-	(24,000)
Shares returned and cancelled – November 24, 2004	(21,667)	(21)	(10,479)	-	-	-	-		-	(10,500)
Shares issued for salaries – December 1, 2004	33,333	33	19,967	-	-	-	-		-	20,000
Shares returned and cancelled – November 23, 2004	(666,667)	(666)	(159,334)	-	-	-	-		-	(160,000)
Shares issued for stock options at $0.24 - December 8, 2004	416,667	417	99,583	-	-	-	-		-	100,000
Shares issued for stock options at $0.24 - December 13, 2004	158,333	158	37,842	-	-	-	-		-	38,000
Shares issued for stock options at $0.24 - December 16, 2004	258,333	258	61,742	-	-	-	-		-	62,000
Stock Based Compensation	-	-	338,500	-	-	-	-		-	338,500
Deferred compensation expense recorded in the year	-	-	-	-	418,582	-	-		-	418,582
Unrealized losses on available for sale securities	-	-	-	(10,000)	-	-	-		-	(10,000)
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	-		(1,678,056)	(1,678,056)
Balance, December 31, 2004	7,543,492	7,542	19,275,623	(10,000)	(193,462)	-	-	-	(18,904,993)	174,710

Shares issued for stock options at $0.84 – January 20, 2005	166,667	167	139,833	-	-	-	-		-	140,000
Shares issued for stock options at $0.78 – January 21, 2005	100,000	100	77,900	-	-	-	-		-	78,000
Shares issued for services at $0.78 – January 21, 2005	16,667	17	12,983	-	-	-	-		-	13,000
Shares issued for cash at $0.15 – February 4, 2005, net of finder’s fee of $130,900	1,983,333	1,983	759,617	-	-	-	-		-	761,600
Shares issued for finder’s fees at $0.66 – February 7, 2005	598,333	598	394,302	-	-	-	-		-	394,900
Shares issued for services at $0.66 – February 7, 2005	83,333	83	54,917	-	-	-	-		-	55,000
Shares issued for stock options at $0.60 - February 10, 2005	21,667	22	12,978	-	-	-	-		-	13,000
Shares issued for services at $0.54 – February 17, 2005	33,333	33	17,967	-	-	-	-		-	18,000
Shares issued for stock options at $0.54 – February 25, 2005	8,333	8	4,492	-	-	-	-		-	4,500
Shares issued for stock options at $0.54 – March 22, 2005	62,667	63	33,777	-	-	-	-		-	33,840
Shares issued for stock options at $0.42 – April 7, 2005	83,333	83	34,917	-	-	-	-		-	35,000
Shares issued for stock options at $0.33 - April 21, 2005	166,667	167	54,833	-	-	-	-		-	55,000
Shares issued for stock options at $0.39 – May 17, 2005	150,000	150	58,350	-	-	-	-		-	58,500
Shares issued for stock options at $0.33 - April 29, 2005	83,333	83	27,417	-	-	-	-		-	27,500
Shares issued for stock options at $0.39 – May 26, 2005	216,667	217	84,283	-	-	-	-		-	84,500
Shares issued for stock options at $0.39 – June 14, 2005	83,333	83	32,417	-	-	-	-		-	32,500
Shares issued for stock options at $0.39 – June 28, 2005	108,333	108	42,142	-	-	-	-		-	42,250
Shares issued for services at $0.42 – June 28, 2005	133,333	133	55,867	-	-	-	-		-	56,000
Shares issued for stock options at $0.36 – August 10, 2005	205,000	205	73,595	-	-	-	-		-	73,800
Shares issued for stock options at $0.36 – August 11, 2005	41,667	42	14,958	-	-	-	-		-	15,000
Shares returned and cancelled– August 30, 2005	(41,667)	(42)	(16,208)	-	-	-	-		-	(16,250)
Shares issued for stock options at $0.33 – August 12, 2005	575,000	575	189,175	-	-	-	-		-	189,750
Shares issued for stock options at $0.33 – September 14, 2005	85,000	85	27,965	-	-	-	-		-	28,050
Shares issued for stock options at $0.33 – September 22, 2005	83,333	83	27,417	-	-	-	-		-	27,500
Shares issued for stock options at $0.33 – October 12, 2005	81,667	82	26,868	-	-	-	-		-	26,950
Shares issued for stock options at $0.39 – November 30, 2005	33,333	33	12,967	-	-	-	-		-	13,000
Shares issued for stock options at $0.33 – December 21, 2005	94,000	94	30,926	-	-	-	-		-	31,020
Stock based compensation	-	-	620,640	-	-	-	-		-	620,640
Deferred compensation expense recorded in the year	-	-	-	-	125,172	-	-		-	125,172
Unrealized losses on available for sale securities	-	-	-	(90,000)	-	-	-		-	(90,000)
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-		(1,950,963)	(1,950,963)
Balance December 31, 2005	12,800,157	12,797	22,182,918	(100,000)	(68,290)	-	-	-	(20,855,956)	1,171,469

Shares issued for stock options at $0.33 – January 16, 2006	66,667	67	21,933	-	-	-	-	-	-	22,000
Shares issued for stock options at $0.33 – February 6, 2006	66,667	67	21,933	-	-	-	-	-	-	22,000
Shares issued for stock options at $0.33 – February 23, 2006	33,333	33	10,967	-	-	-	-	-	-	11,000
Shares issued for services at $0.36 – January 21, 2006	33,333	33	11,967	-	-	-	-	-	-	12,000
Shares issued for cash at $0.10 – May 12, 2006, net of fees and expenses of $151,455	2,666,667	2,667	645,878	-	-	-	-	-	-	648,545
Shares issued for finder’s fees – May 6, 2006 -	400,000	400	(400)	-	-	-	-	-	-	-
Shares issued for services at $0.36– May 23, 2006	16,667	17	7,483	-	-	-	-	-	-	7,500
Shares issued for stock options at $0.36 – May 24, 2006	33,333	33	11,967	-	-	-	-	-	-	12,000
Shares issued for services at $0.45 – May 25, 2006	166,667	167	74,833	-	(75,000)	-	-	-	-	-
Shares returned on reduction of finders’ fee – September 27, 2006	(133,333)	(133)	133	-	-	-	-	-	-	-
Shares issued for stock options at $0.30 – October 2, 2006	1,891,667	1,892	565,608	-	-	-	-	(567,500)	-	-
Shares issued for stock options at $0.30 – October 3, 2006	175,000	175	52,325	-	-	-	-	(52,500)	-	-
Shares issued for services at $0.30 – November 1, 2006	160,000	160	47,840	-	(48,000)	-	-	-	-	-
Shares issued for services at $0.36 – December 12, 2006	23,333	23	8,377	-	-	-	-	-	-	8,400
Stock based compensation	-	-	241,000	-	-	-	-	-	-	241,000
Interest accrued on promissory notes receivable	-	-	-	-	-	-	-	(15,500)	-	(15,500)
Deferred compensation expense recorded in the year	-	-	-	-	134,492	-	-	-	-	134,492
Unrealized losses on available for sale securities	-	-	-	(8,889)	-	-	-	-	-	(8,889)
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	(738,090)	(738,090)
Balance December 31, 2006	18,400,158	18,398	23,904,762	(108,889)	(56,798)	-	-	(635,500)	(21,594,046)	1,527,927

Shares issued for services at $0.27 – January 16, 2007	3,333	3	897	-	-	-	-	-	-	900
Shares returned against promissory notes – April 25, 2007	(733,333)	(733)	(219,267)	-	-	-		220,000	-	-
Shares issued for stock options at $ 0.30 – April 26, 2007	266,667	267	79,733	-	-	(30,000)	-		-	50,000
Shares issued for stock options at $ 0.30 – June 5, 2007	66,667	67	19,933	-	-	(20,000)	-		-	-
Shares issued for services at $ 0.24 – June 12, 2007	133,333	133	31,867	-	-	-	-		-	32,000
Shares returned against promissory notes – June 19, 2007	(833,333)	(833)	(249,167)	-	-	-		250,000	-	-
Shares issued for stock options at $0.30 - July 15, 2007	16,667	17	4,983	-						5,000
Shares returned against promissory notes – August 15, 2007	(133,333)	(133)	(39,867)					40,000		-
Shares issued for services at $ 0.24 – August 15, 2007	133,333	133	31,867	-	(32,000)	-	-		-	-
Shares issued for stock options at $ 0.21 – September 21, 2007	33,333	33	6,967	-	-	-	-		-	7,000
Shares issued for stock options at $ 0.21 – September 26, 2007	41,667	42	8,708	-	-	-	-		-	8,750
Shares issued for stock options at $ 0.17 – October 30, 2007	100,000	100	16,900							17,000
Shares issued for stock options at $ 0.17 – November 1, 2007	200,000	200	33,800							34,000
Shares issued for stock options at $ 0.17 – December 20, 2007	160,000	160	27,040			(25,500)				1,700
Shares cancelled - December 31, 2007	(166,667)	(166)	166							-
Shares cancelled - December 31, 2007	(166,667)	(166)	(49,834)			50,000				-
Shares returned and cancelled - December 31, 2007	(150,000)	(150)	(25,350)			25,500				-
Share reconciliation	1,008	-	-							-
Stock based compensation			52,149							52,149
Settlement of promissory notes including interest								125,500		125,500
Deferred compensation expense recorded in the year					39,798					39,798
Unrealized gains on available for sale securities				614,942						614,942
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-		(593,789)	(593,789)

Balance December 31, 2007	17,372,833	$17,372	$23,636,287	$506,053	$(49,000)	$-	$-	$-	$(22,187,835)	$1,922,877

Shares issued for stock options at $ 0.13 – January 4, 2008	200,000	200	25,800							26,000
Shares issued for services at $ 0.11 – February 27, 2008	50,000	50	5,450							5,500
Shares issued for stock options at $ 0.10 – July 18, 2008	219,300	219	21,711							21,930
Shares issued for services at $ 0.11 – September 12, 2008	25,000	25	1,725							1,750
Stock based compensation			16,579							16,579
Deferred compensation expense recorded in the year					32,000					32,000
Unrealized gains on available for sale securities				340,936						340,936
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-		(1,871,917)	(1,871,917)

Balance December 31, 2008	17,867,133	17,866	$23,707,552	$846,989	$(17,000)	$-	$-	$-	$(24,059,752)	$495,655

Balance, December 31, 2008	17,867,133	17,866	23,707,552	846,989	(17,000)	0	0	0	(24,059,752)	495,655

Shares issued for cash at $0.07 -April 9, 2009	200,000	200	13,800							14,000
Shares issued for cash at $0.10 -April 9, 2009	250,000	250	24,750							25,000
Shares issued for cash at $0.10 -April 27, 2009	50,000	50	4,950							5,000
Shares issued hydroponic vertical farming design valued at $0.03 - June 9,2009	3,500,000	3,500	101,500							105,000
Shares issued for stock options at $ 0.03 – July 21, 2009	500,000	500	14,500							15,000
Shares issued for stock options at $ 0.03 – August 7, 2009	2,000,000	2,000	58,000							60,000
Shares issued for stock options at $ 0.03 – August 10, 2009	15,000	15	435							450
Shares issued for stock options at $ 0.03 – August 25, 2009	1,010,000	1,010	29,290							30,300
Shares issued for stock options at $ 0.03 – September 1, 2009	65,000	65	1,885							1,950
Shares issued for stock options at $ 0 03 – September 8, 2009	500,000	500	14,500							15,000
Shares issued for stock options at $ 0.03 – September 14, 2009	283,000	284	8,206							8,490
Shares issued for stock options at $ 0.03 – September 17, 2009	100,000	100	2,900							3,000
Shares issued for stock options at $ 0.03 – September 23, 2009	2,950,000	2,950	85,550							88,500
Shares issued for stock options at $ 0.03 – October 22, 2009	900,000	900	26,100							27,000
Shares issued for deferred compensation at $ 0.0152 – November 18, 2009	500,000	500	7,100		(7,600)					-
Shares issued for stock options at $ 0.02 – December 16, 2009	175,000	175	3,325							3,500
Deferred compensation expense					8,844					8,844
Unrealized losses on available for sale securities				(795,927)						(795,927)
Net loss									(420,380)	(420,380)

Balance, December 31, 2009	30,865,133	30,865	24,104,343	51,062	(15,756)	0	0	0	(24,480,132)	(309,618)

Shares issued for stock options at $ 0.01 – January 25, 2010	805,000	805	7,245							8,050
Shares issued for stock options at $ 0.01 – March 9, 2010	300,000	300	2,700							3,000
Shares issued for stock options at $ 0.01 – March 23, 2010	100,000	100	900							1,000
Shares issued for stock options at $ 0.01 – April 15, 2010	1,000,000	1,000	9,000							10,000
Shares issued for deferred compensation at $ 0.005 – May 26, 2010	1,000,000	1,000	4,000		(5,000)					0
Shares issued for stock options at $0.003 - October 27, 2010	400,000	400	800							1,200
Shares issued for stock options at $0.0022 - November 24, 2010	6,756,033	6,756	8,107							14,863
Shares issued for debt to related parties at $0.01- December 9, 2010	700,300	700	6,303							7,003
Deferred compensation expense					14,628					14,628
Unrealized losses on available for sale securities				(136,570)						(136,570)
Write down of securities				91,682						(91,682)
Net loss									(217,210)	(217,210)

Balance, December 31, 2010	41,926,466	41,926	24,143,398	6,174	(6,128)				(24,697,342)	(695,336)

Shares issued for services at $0.005 - January 13, 2011	25,000	25	100							125
Shares issued for debt to related parties at $0.02 - April 1, 2011	1,650,000	1,650	31,350							33,000
Shares issued for services at $0.01 - April 18, 2011	695,000	695	6,255							6,950
Shares issued for deferred compensation at $ 0.015 – July 7, 2011	6,500,000	6,500	91,000		(97,500)					0
Shares issued for debt to related parties at $0.012 - August 2, 2011	1,400,000	1,400	15,400							16,800
Shares issued for debt to related parties at $0.012 - August 15, 2011	1,800,000	1,800	19,800							21,600
Shares issued for debt to related parties at $0.012 - August 19, 2011	1,500,000	1,500	16,500							18,000
Shares issued for debt to related parties at $0.012 - September 12, 2011	700,000	700	7,700							8,400
Shares issued for deferred compensation at $ 0.015 – December 1, 2011	450,000	450	1,350		(1,800)					0
Shares issued for debt to related parties at $0.003 - December 29, 2011	4,400,000	4,400	8,800							13,200
Deferred compensation expense					42,838					42,838
Unrealized losses on available for sale securities				(55,563)						(55,563)
Write down of securities				54,378						(54,378)
Net loss									(202,130)	(202,130)

Balance, December 30, 2011	61,046,466	61,046	24,341,653	4,989	(62,590)				(24,899,472)	(554,374)

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	Year ended December 31, 2011	Year ended December 31, 2010	January 1,1996-inception of development stage to December 31, 2011
Net loss for the year	$(202,130)	$(217,210)	$(20,438,839)
Adjustments to reconcile net loss to net cash from operating activities:
- fees and services paid for with common shares	49,913	25,828	3,491,638
- non cash research and development	-	-	105,000
- other stock based compensation	-	-	1,919,468
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	4	-	2,970,722
- write-down of equities in Legacy Wine & Spirits Int’l.	51,469	78,823	258,580
- write-down of equities in Terralene Fuels Corporation	2,909	12,859	15,768
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (gain)/loss on securities held for resale	-	-	(21,816)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	-	-	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	(3,605)	(3,843)	325,254
CASH FLOWS USED IN OPERATING ACTIVITIES	(101,440)	(103,543)	(5,164,386)
CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes	-	-	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	-	-	136,790
Interest in oil and gas properties – net of finders fees	-	-	(1,522,804)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	-	-	(1,442,878)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	-	-	5,098,325
Net advances (to) from related parties	101,480	102,001	1,089,029
Advances receivable	-	-	420,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	101,480	268,263	6,607,354
INCREASE (DECREASE) IN CASH	40	(1,542)	90
CASH, BEGINNING OF YEAR	50	1,592	-

CASH, END OF YEAR	$90	$50	$90

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Going Concern
The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $24,899,472 since inception, and further significant losses are expected to be incurred in the development of its vertical hydroponic farming system. The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition and development of its vertical hydroponic farming system. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Mineral property costs
Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of ASC Topic 410 “Asset Retirement and Environmental Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company’s financial position or results of operations. As at December 31, 2011, any potential obligations relating to the retirement of the Company’s assets are not yet determinable.

Oil and Gas Properties
The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As at December 31, 2011, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves.

Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As at December 31, 2008, all of the Company's oil and gas properties were unproved and were excluded from depletion. At December 31, 2011, the Company’s unproved oil and gas properties were fully impaired.

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

Fair Value of Financial Instruments
The Company’s financial instruments include cash, receivables, available-for-sale securities and due to related parties. Management believes the fair values of these financial instruments approximate their carrying values due to their short-term nature.

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

In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We are required to adopt Update No. 2011-05 for our first quarter ending March 31, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB under ASC Update No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. Our adoption of Update No. 2011-05 is not expected impact our future results of operations or financial position.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to materially impact our consolidated financial statements.

NOTE 3 – AVAILABLE FOR SALE SECURITIES – RELATED PARTIES

Terralene Fuels

During 2004, the Company received 111,111 restricted Rule 144 shares of Terralene Fuels Corporation (“Terralene Fuels”), a public company with directors and significant shareholders in common. The restricted shares were received as non-refundable consideration pursuant to agreements with Terralene Fuels dated November 10, 2004 and December 10, 2004 to acquire certain mineral property interests from the Company. These agreements were subsequently terminated.

Effective December 31, 2004 the Company recorded, as other comprehensive loss for the year, a $10,000 unrealized loss in the carrying value of its shares of Terralene Fuels. During the years ended December 31, 2005 and 2006 the Company recorded additional unrealized losses in the carrying value of its shares of Terralene Fuels totalling $90,000 and $8,889 respectively, which were recorded as other comprehensive loss for those years. During the year ended December 31, 2007, the Company sold 2,500 shares resulting in a realized gain of $165 and recorded an additional unrealized loss of $473 in 2007. During the year ended December 31, 2008, the Company sold 10,000 shares resulting in a realized loss of $800 and recorded an additional unrealized loss of $15,026 to December 31, 2008. As a result, the carrying value of the available for sale shares of Terralene Fuels is $2,712 as at December 31, 2008.

During the year ended December 31, 2009, the Company recorded an unrealized gain of $1,232. As a result, the carrying value of the available for sale shares of Terralene Fuels is $3,945 as at December 31, 2009.

During the year ended December 31, 2010, the Company sold Nil Terralene Fuels shares and recorded an unrealized gain of $11,774. As a result, the carrying value of the available for sale shares of Terralene Fuels is $2,860 as at December 31, 2010. Effective December 31, 2010, the Company recorded a $12,859 write-down of its investment in Golden due to an other-than-temporary decline in the value of the shares.

During the year ended December 31, 2011, the Company sold Nil Terralene Fuels shares and recorded an unrealized loss of $2,623. As a result, the carrying value of the available for sale shares of Terralene Fuels is $237 as at December 31, 2011. Effective December 31, 2011, the Company recorded a $2,909 write-down of its investment in Golden due to an other-than-temporary decline in the value of the shares.

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

During the year ended December 31, 2011, the Company sold Nil Legacy shares and recorded an unrealized loss of $52,939. As a result, the carrying value of the available for sale shares of Legacy is $5,882 as at December 31, 2011. Effective December 31, 2011, the Company recorded a $51,469 write-down of its investment in Legacy due to an other-than-temporary decline in the value of the shares.

Available for sale securities – related parties include the following:

	December 31,	December 31,
	2011	2010

3,676,335 (2010-3,676,335) shares of Legacy Wine & Spirits	$5,882	$58,822
98,612 (20010- 98,612) shares of Terralene Fuels Corporation	237	2,860

	$6,119	$61,682

NOTE 4 – OIL AND GAS PROPERTIES

Oil and gas properties include the following:

	December 31,	December 31,
	2011	2010

Acquisition and exploration costs, unproved, not subject to depletion.	$-	$3

The Company's oil and gas activities are currently conducted in the United States. The following costs were incurred in oil and gas acquisition and exploration activities:

Harvester Property, California, USA:
The Company owns a 2% royalty interest carried at a value of $Nil due to the uncertainty of realization.

LAK Ranch Oil Project, Wyoming, USA:
The Company owns a 0.7% gross overriding royalty interest on 6,360 acres of oil and natural gas rights located in the Powder River Basin of eastern Wyoming carried at a value of $Nil due to the uncertainty of realization.

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

The Company shall pay One Hundred Percent (100%) of all costs of drilling the first two wells drilled on the acreage along with 100% of all costs of logging or testing the wells. If either of the first two test wells is deemed a dry hole, the Company shall pay One Hundred Percent (100%) of all costs of plugging and abandoning such well(s) and restoration of the surface upon which the well(s) reached its authorized depth and completion of all tests

NOTE 4 – OIL AND GAS PROPERTIES (con’t.)

deemed necessary by the Operator. If the Company elects to complete either or both of the first two wells drilled on the acreage, the Company shall pay One Hundred Percent (100%) of all completion costs through the tanks along with any costs associated to hook up the well(s) to pipeline for the well(s) to be capable of producing into a commercial pipeline for sale. After the first two wells drilled, if productive, are hooked-up to a pipeline and capable of producing oil and gas in commercial quantities, the Company shall pay 85% of all costs of operating the first two wells and Pioneer shall pay 15% of the operation costs of such wells as reflected in their working interest ownership in such wells. The Company is required to drill a well on the acreage before November 1, 2010, or the acreage acquired will revert back to Pioneer. During the year ended December 31, 2008 the Company incurred $Nil (2007 -$508,435) on exploration of the property. The Company was seeking joint venture drilling partners during 2008 in order to meet its 2010 drilling commitment. The Company was unable to secure a joint venture drilling partner or raise any capital to satisfy an approximate $12,000,000 drilling cost for a 15,000 ft. initial well. Due to this inability to find funding, the Uinta property was being carried at a value of $Nil due to the uncertainty of realization. During the year ended December 31, 2009, the Company re-conveyed its interest in the Uinta property to its original owner, Pioneer Oil and Gas.

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

NOTE 5 – ACQUISITION (con’t.)

Under the terms of the acquisition, the Company issued 3,500,000 restricted 144 shares to Organa Gardens Inc.and/or its nominees (issued) and render a cash commitment of up to $250,000 to complete the final steps of taking the OGS-D and OGS-E to market. This agreement replaces the agreement dated March 9, 2009.

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the year ended December 30, 2011, the Company incurred $Nil (2010 -$7,000) in research and development costs.

On July 29, 2011, the Company has signed a Letter of Intent with Integrated Green Technologies LLC (IGT), of Fort Lauderdale, Florida to merge the two companies. A definitive agreement of the merger will be an exchange of restricted shares of the Company’s stock to IGT shareholders effecting a change of business which will still follow the Company’s green mandate. On August 17, 2011 the Company entered into a formal agreement with IGT and is currently conducting its due diligence. IGT is an industrial tools, machinery & equipment manufacturer including consumable supplies & materials. IGT is a distributor of heavy-duty blasting equipment and “green” environmentally safe mobile powder coating systems featuring the pending patent, Triplex Electrostatic/Electrostatic Thermal Spray/Non Electrostatic Thermal Spray and Powder Coating Spray and Conversion Device. The Company had advance $8,000 to IGT for prepaid expenses as of December 31, 2011. (2010 – Nil). The Company has written off this amount as of December 31, 2011. Upon completion of the due diligence process, the Company will issue a structured release of 60,000,000 restricted shares to be transferred under the Agreement. The structure shall be as follows: upon execution of the Agreement, 30,000,000 shares shall be issued immediately thereafter, an additional 15,000,000 shares shall be issued 120 days following the execution date and the balance of 15,000,000 shares shall be issued 240 days following the execution date. The Company is required to provide $250,000 in funding to IGT over a period of one year. As a result of the due diligence process, the Company is not proceeding with this acquisition due to complications with the current patent filed by IGT. Should IGT move forward and correct the deficiencies with the patent, the Company will re-consider the project.

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

NOTE 6 – DEFERRED COMPENSATION (continued)

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

On July 1, 2011, the Company entered into agreements with three consultants, for a twelve month term, whereby the consultants provide consulting services to the Company (valued at $45,000) in exchange for 3,000,000 shares of the Company’s common stock.

On December 1, 2011, the Company entered into an agreement with a consultant, for a twelve month term, whereby the consultant will provide consulting services to the Company (valued at $1,800) in exchange for 450,000 shares of the Company’s common stock.

The Company amortizes the costs of these services over the respective terms of the contracts. During the years ended December 31, 2011 and 2010, the Company recorded amortization of deferred compensation totaling $42,838 and $14,628 respectively. As of December 31, 2011 the unamortized portion of the deferred compensation totaled $62,590. (December 31, 2010 - $6,128).

NOTE 7 - STOCKHOLDERS’EQUITY

(1)	2011 Stock Transactions

During the year ended December 31, 2011:

(a) The Company issued 25,000 restricted common shares valued at $125 to a new director for his services.

(b) The Company issued 6,950,000 restricted common shares valued at $99,300 pursuant to deferred compensation agreements. (See Note 6)

(c) The Company issued a total of 2,345,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan. 1,650,000 shares were issued at $0.02 per share to satisfy debt to related parties in the amount of $33,000 and 695,000 shares were issued at $0.01 per share for consulting services totaling $6,950.

(d) The Company issued 9,800,000 common shares pursuant to the Company’s 2011 Stock. Incentive and Option Plan with a value of $78,000 for satisfaction of debt to related parties.

NOTE 7 - STOCKHOLDERS’EQUITY (continued)

(2)	2010 Stock Transactions

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

(d) The Company issued 700,300 restricted common shares at $0.01 per share pursuant to a debt settlement with Terralene Fuels Corporation in the amount of $7,003.

(3)	2011 Stock Options

The Company issued a total of 2,345,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan. 1,650,000 shares were issued at $0.02 per share to satisfy debt to related parties in the amount of $33,000 and 695,000 shares were issued at $0.01 per share for consulting services.

The Company issued 9,800,000 common shares pursuant to the Company’s 2011 Stock. Incentive and Option Plan with a value of $78,000 for satisfaction of debt to related parties.

NOTE 7 - STOCKHOLDERS’EQUITY (continued)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2007	-	-	-
Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11
Balance, December 31, 2008	-	-	-
Granted during the period	8,498,000	0.01
Exercised during the period	(8,498,000)	0.01
Balance, December 31, 2009	-	-	-
Granted during 2010	9,361,033	0.01
Exercised during 2010	(9,361,033)	0.01

Balance, December 31, 2010	-	-	-
Granted during the period	12,145,000	0.01
Exercised during the period	(12,145,000)	0.01

Balance, December 31, 2011	-	-	-

As of December 31, 2011, there were no stock options available for grant under the Company’s 2006 Stock Incentive and Option Plan.
As of December 31, 2011, there were no stock options available for grant under the Company’s 2007 Stock Incentive and Option Plan.
As of December 31, 2011, there were no stock options available for grant under the Company’s two 2009 Stock Incentive and Option Plan.
As of December 31, 2011, there were no stock options available for grant under the Company’s 2011 Stock Incentive and Option Plan.

On June 30, 2011 the Company filed Registration Statements on Form S-8 to register 9,800,000 to be issue pursuant to the Company’s 2011 Stock. Incentive and Option Plan. All 9,800,000 shares have been granted and exercised under the June 2011 Stock Option Plan.

NOTE 7 - STOCKHOLDERS’EQUITY (continued)

(4)	2010 Stock Options

During the year ended December 31, 2010, 9,361,033 stock options were granted by the Company, which were immediately exercised at prices between $0.0022 and $0.01 per share to satisfy debt to related parties in the amount of $29,913 and for consultant services valued at $11,200.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2007	-	-	-
Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11
Balance, December 31, 2008	-	-	-
Granted during the period	8,498,000	0.03
Exercised during the period	(8,498,000)	0.03
Balance, December 31, 2009	-	-	-
Granted during the period	9,361,033	0.01
Exercised during the period	(9,361,033)	0.01

Balance, December 31, 2010	-	-	-

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

On June 29, 2009, the Company filed Registration Statements on Form S-8 to register 7,500,000 to be issue pursuant to the Company’s 2009 Stock. Incentive and Option Plan. 7,500,000 shares have been granted and exercised under the June 2009 Stock Option Plan. On November 24, 2009, the Company filed Registration Statements on Form S-8 to register 10,000,000 to be issue pursuant to the Company’s 2009 Stock Incentive and Option Plan. 6,655,000 shares have been granted and exercised under the November 2009 Stock Option Plan.

NOTE 8– RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, the Company incurred $6,125 (2010 -$2,930) in management fees to directors. As at December 31, 2011 the Company owes $Nil in management fees (2010 - $9,000).

During the year ended December 31, 2011 the Company incurred $31,572 (2010 - $29,313) in rent and office expenses to a private company controlled by a shareholder.

During the year ended December 31, 2011, significant shareholders and companies controlled by significant shareholders earned $42,838 (2010 - $14,628) pursuant to prepaid services agreements.

The following amounts are due to related parties at:

	December 31, 2011	December 31, 2010
Director	$-	$9,000
Significant shareholders	79,071	79,590

	$79,071	$88,590

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended December 31, 2011	Year ended December 31, 2010
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

During the year ended December 31, 2011 the Company issued:

•	25,000 restricted common shares valued at $125 to a new director for his services.
•	6,950,000 restricted common shares valued at $99,300 pursuant to deferred compensation agreements. (See Note 6)
•	9,800,000 common shares at $0.012 per share pursuant to the Company’s 2011 Stock. Incentive and Option Plan with a value of $78,000 for satisfaction of debt to related parties.
•
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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”). The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of December 31, 2011, the Company is still in the process of having the certificates released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of December 31, 2011.

As of August 1, 2010, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years.

NOTE 11 – INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of December 31, 2011, the Company has combined net operating losses carried forward totaling approximately $24,900,000 for tax purposes which expire through 2030. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which

NOTE 11 – INCOME TAXES (continued)

may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

A reconciliation of income tax computed at the federal and state statutory tax rates is as follows:

	Year ended December 31, 2011	Year ended December 31, 2010

Federal income tax provision at statutory rate	(35.00)%	(35.00)%
State income tax provision at statutory rate, net of federal income tax effect	(0.00)	(0.00)

Total income tax provision rate	(35.00)%	(35.00)%

The actual income tax provisions differ from the expected amounts calculated by applying the federal income tax statutory rate to the Company’s loss before income taxes. The components of these differences are as follows:

	Year ended December 31, 2010	Year ended December 31, 2009

Loss before income taxes	$(202,130)	$(217,210)
Corporate tax rate	35.00%	35.00%

Expected tax expense (recovery)	(70,746)	(76,024)
Non-deductable stock based compensation	-	-
Unrecognized loss carry forward and other	-	-

Income tax provision	$-	$-

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2011	2010

Non-capital loss carry forwards	$8,167,000	$8,167,000
Valuation allowance	(8,167,000)	(8,167,000)
Net deferred tax asset	$-	$-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2011, we did not maintain effective internal control over financial reporting due to the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness in our assessment of the effectiveness of internal control over financial reporting:

We did not design and implement adequate controls related to the accounting of marketable securities, specifically in this instance, applying guidance to other than temporary decline in value of the marketable securities.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report

Code of Ethics

We intend to adopt a code of ethics in 2012 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions. We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal financial officer, principle accounting officer or controller, other persons performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

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

Our directors and principal executive officers are as specified on the following table:

Name and Address	Age	Position	Date of Appointment

Jaclyn Cruz	36	President & Director & CEO	November 18, 2008

Sharon Deutsch	58	Secretary, Treasurer & Director & CFO	June 21, 2011

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending December 31, 2011 for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Jaclyn	2009	1,660	0	1,750	0	0	0	0	0
Cruz	2010	500	0	0	0	0	0	0	0
President	2011	4,000	0	0	0	0	0	0	0

Sharon
Deutsch
Director	2011	1,000	0	0	0	0	0	0	0

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

Stock-based Compensation. During the year ended December 31, 2011, $Nil (2010-$Nil) in stock-based compensation was recorded in our financial statements. Stock-based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model. We do not expect further stock-based compensation in 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2011, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Owner	Percent of Class Common Stock

Jaclyn Cruz	P.O. Box 63	25,000	0.0006%
President/.Director/CEO	Farmingville, New York
	11738

Sharon Deutsch	35 South Ocean Ave.	-	0.00%
Secretary /Director /CFO	Patchogue, New York
	11772

All directors and Officers as a group 25,0000.0006%

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

No changes in the Company's internal controls over financial reporting occurred during the year ended December 31, 2011 and 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2011, the Company incurred $6,125 (2010 -$2,930) in management fees to directors. As at December 31, 2011 the Company owes $Nil in management fees (2010 - $9,000).

During the year ended December 31, 2011 the Company incurred $31,572 (2010 - $29,313) in rent and office expenses to a private company controlled by a shareholder.

During the year ended December 31, 2011, significant shareholders and companies controlled by significant shareholders earned $42,838 (2010 - $14,628) pursuant to prepaid services agreements.

The following amounts are due to related parties at:

	December 31, 2011	December 31, 2010
Director	$-	$9,000
Significant shareholders	79,071	79,590

	$79,071	$88,590

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

2010: $23,000
2011: $15,400

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2010: $0
2011: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2010: $0
2011: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2010: $0
2011: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit 31.1 -	Section 906 Certification of Periodic Report of the ChiefExecutive Officer.

Exhibit 31.2 -	Section 906 Certification of Periodic Report of the ChiefFinancial Officer.

Exhibit 32.1 -	Section 302 Certification of Periodic Report of the ChiefExecutive Officer.

Exhibit 32.1 -	Section 302 Certification of Periodic Report of the ChiefFinancial Officer.

b) Form 8-K

8-K filed February 3, 2012 with respect with respect to a change in Directors.

8-K filed August 23, 2011 with respect to a material definitive agreement.

8-K filed June 24, 2011 with respect to a change in Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

ORGANA GARDENS INTERNATIONAL INC.

Date: March 30, 2012

By:	/s/ Jaclyn Cruz
Jaclyn Cruz

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

By:	/s/ Jaclyn Cruz	Date: March 30, 2012
Jaclyn Cruz, Director and President

By:	/s/ Matt Kelly	Date: March 30, 2012
Matt Kelly, Secretary and Treasury