Form 10-Q
period 2012-03-31
ORGANA GARDENS INTERNATIONAL
filed 2012-05-21
CIK 746631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

 FORM 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to______

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated file	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 15, 2012 there were 61,046,466 shares outstanding of the issuer’s common stock.

INDEX
		PAGE
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheet as of March 31, 2012 (Unaudited) and December 31, 2011	F-2

	Statements of Operations (Unaudited) For the Three Month Period Ended March 31, 2012 and 2011, and the Period from January 1, 1996 through March 31, 2012	F-3

	Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2012 and 2011, and the Period from January 1, 1996 through March 31, 2012	F-4

	Statements of Other Comprehensive Loss (Unaudited) For the Three Months Ended March 31, 2012 and 2011 and the Period from January 1, 1996 through March 31, 2012	F-5

	Notes To Financial Statements (Unaudited)	F-6

Item 2.	Management's Discussion and Analysis or Plan of Operation.	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T	Controls and Procedures	9

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Mine Safety Disclosures	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

SIGNATURES		14

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2012
(Unaudited)

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS	F-3

STATEMENTS OF CASH FLOWS	F-4

NOTES TO FINANCIAL STATEMENTS	F-6

ORGANA GARDENS INTERNATIONAL INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2012 (unaudited)	December 31, 2011

ASSETS

CURRENT ASSETS
Cash	$23	$90
Taxes recoverable	1,420	2,122

TOTAL CURRENT ASSETS	1,443	2,212

AVAILABLE FOR SALE SECURITIES – related parties	9,378	6,119

TOTAL ASSETS	$10,821	$8,331

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$483,134	$483,634
Due to related parties	100,271	79,071

TOTAL CURRENT LIABILITIES	583,405	562,705

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Convertible Preferred:
- Class A voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized
61,046,466 (December 31, 2011 – 61,046,466) shares issued and outstanding	61,046	61,046
Additional paid-in capital	24,341,653	24,341,653
Deferred compensation	(42,766)	(62,590)
Deficit accumulated during the development stage	(20,480,133)	(20,438,839)
Deficit accumulated prior to the development stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive income	8,249	4,989

TOTAL STOCKHOLDERS’(DEFICIT)	(572,584)	(554,374)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$10,821	$8,331

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31		For the period from January 1, 1996 to March 31,
	2012	2011	2012

GENERAL & ADMINSTRATIVE EXPENSES
Litigation settlement	$-	$-	$2,291,070
Management and consulting fees	16,074	624	4,921,692
Consulting fees – stock based compensation	-	-	1,919,869
Exploration costs	-	-	113,678
Loss on settlement of debt	-	-	718,784
General and administrative	18,347	19,907	2,860,429
Professional fees	6,873	3,759	1,186,470
Interest expense	-	-	98,282
Research and development costs	-	-	285,231
Software development costs	-	-	737,300

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	41,294	24,290	15,132,805

OTHER (INCOME ) EXPENSES
Interest, Royalty and Other Income	-	-	(82,138)
(Gain)/loss on sale of securities – related parties	-	-	(21,541)
Property option income	-	-	(130,000)
Write-down of securities – Legacy Wine & Spirits	-	-	258,580
Write-down of securities – Terralene Fuels	-	-	15,768
Write-down of interest in ACGT Corporation	-	-	1,406,000
Write-down of interest in oil and gas properties	-	-	3,815,659
Loss on Iceberg Drive Inn Investment	-	-	85,000

TOTAL OTHER (INCOME ) EXPENSES	-	-	5,347,328

Loss before Income Taxes	(41,294)	(24,290)	(20,480,133)
Income Tax Provision	-	-	-

NET LOSS FOR THE PERIOD	$(41,294)	$(24,290)	$(20,480,133)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	61,046,466	41,947,855

The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,		For the period from January 1, 1996 to March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(41,294)	$(24,290)	$(20,480,133)
Adjustments to reconcile net loss to net cash used in operating activities:
- fees and services paid for with common shares	19,824	4,015	3,511,462
- non cash research and development	-	-	105,000
- other stock-based compensation	-	-	1,919,468
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	-	2,970,722
- write-down of equities in Legacy Wine & Spirits	-	-	258,580
- write-down of equities in Terralene Fuels Corporation	-	-	15,768
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (Gain)/loss on sale of securities held for resale – related parties	-	-	(21,816)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	-	-	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	(203)	630	325,457

CASH FLOWS USED IN OPERATING ACTIVITIES	(21,267)	(19,645)	(5,185,653)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes receivable	-	-	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	-	-	136,790
Interest in oil and gas properties, net of finders fees	-	-	(1,522,804)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(1,442,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	-	-	5,098,325
Net advances (to) from related parties	21,200	19,369	1,110,229
Advances receivable	-	-	420,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	21,200	19,369	6,628,554

NET INCREASE (DECREASE) IN CASH	(67)	(6)	23

CASH, BEGINNING OF PERIOD	90	50	-

CASH, END OF PERIOD	$23	$44	$23

Supplemental cash flow information (See Note 9)
The accompanying notes are an integral part of these financial statements

ORGANA GARDENS INTERNATIONAL INC.
              (A Development Stage Company)
               STATEMENTS OF OTHER COMPREHENSIVE LOSS
             (unaudited)

	Three Months Three Months		For the period from January 1, 1996 to
	Ended Ended		March 31,
	March 31, 2012	March 31, 2011	2012

NET LOSS	$(41,294)	$(24,290)	$(20,480,133)

Unrealized gains on marketable securities – related parties	3,259	(14,163)	8,249

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of tax	3,259	(14,163)	8,249
COMPREHENSIVE LOSS	$(38,035)	$(38,453)	$(20,471,884)

ORGANA GARDENS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

NOTE 1 – NATURE OF OPERATIONS

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The Company underwent a name change to Asdar Group on December 10, 1987, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on February 18, 2003, a name change to Avalon Gold Corporation on August 28, 2003, a name change to Avalon Energy Corporation on March 22, 2005, a name change to Shotgun Energy Corporation on September 25, 2007, and a name change to Organa Gardens International Inc. on February 26, 2009.  The Company was dormant from 1991 to 1996 and currently has no revenue generating operations. In accordance with FASB ASC 915, “Development Stage Enterprises”, the Company was considered a development stage company since January 1, 1996 and as a result of changing its business focus to vertical hydroponic farming is still considered to be a development stage company. Expected operations will consist of growing fruits and vegetables using a rotary hydroponics vertical farming system designed with serviceability, ease-of-use and maximum harvest in mind

GOING CONCERN

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $24,940,766 since inception, and further significant losses are expected to be incurred in the exploration and development of its resource properties, should the company be able to finance or joint venture its resource property. Losses are expected in the development of the vertical hydroponic farming project as well. The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its resource properties.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X Article 8 “Financial Statements of Smaller Reporting Companies” as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2011 indexed in Form 10-K.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

ORGANA GARDENS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
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

ORGANA GARDENS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES – RELATED PARTIES

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

During the three month period ended March 31, 2012, the Company sold Nil Terralene Fuels shares and recorded an additional unrealized loss of $50 to March 31, 2012. As a result, the carrying value of the available for sale shares of Terralene Fuels is $187 as at March 31, 2012.

ORGANA GARDENS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES – RELATED PARTIES (con’t.)

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

During the year ended December 31, 2010, the Company received 2,627,440 restricted shares of Legacy valued to $131,372 pursuant to a debt settlement and sold Nil Legacy shares. The Company recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $35,021, which was recorded as other comprehensive income (loss). As a result, the carrying value of the available for sale shares of Legacy is $58,822 as at December 31, 2010. Effective December 31, 2010, the Company recorded a $78,823 write-down of its investment in Legacy due to an other-than-temporary decline in the value of the shares.

During the year ended December 31, 2011, the Company sold Nil Legacy shares and recorded an unrealized loss of $52,939. As a result, the carrying value of the available for sale shares of Legacy is $5,882 as at December 31, 2011. Effective December 31,
2011, the Company recorded a $51,469 write-down of its investment in Legacy due to another-than-temporary decline in the value of the shares.

During the three month period ended March 31, 2012, the Company sold Nil Legacy shares and recorded an additional unrealized gain of $3,309 to March 31, 2012. As a result, the carrying value of the available for sale shares of Legacy is $9,191 as at March 31, 2012.

Available for sale securities – related parties include the following:

	March 31,	December 31,
	2012	2011

3,676,335 (2011-3,676,335) shares of Legacy Wine & Spirits	$9,191	$5,882
98,612 (2011- 98,612) shares of Terralene Fuels Corporation	187	237

	$9,378	$6,119

ORGANA GARDENS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

NOTE 4 – ACQUISITION

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

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the year ended December 30, 2011, the Company incurred $Nil in research and development costs. During the three months ended March 31, 2012 $Nil was incurred in research and development. (2011 - $Nil).

ORGANA GARDENS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

NOTE 4 – ACQUISITION (con’t.)

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

NOTE 5 – DEFERRED COMPENSATION

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

The Company amortizes the costs of these services over the respective terms of the contracts.  During the three months ended March 31, 2012 and 2011, the Company recorded amortization of deferred compensation totaling $19,824 and $4,015 respectively.  As of March 31, 2012 the unamortized portion of the deferred compensation totaled $42,766. (December 31, 2011 - $62,590).

ORGANA GARDENS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

NOTE 6- STOCKHOLDERS’ EQUITY

(1) 2012 Stock Transactions

None.

(2) 2011 Stock Transactions

During the three months ended March 31, 2011, the Company issued 25,000 restricted common shares valued at $125 to a new director for his services.

(3) 2012 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Balance, December 31, 2007	-	-	-
Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11
Balance, December 31, 2008	-	-	-
Granted during the period	8,498,000	0.01
Exercised during the period	(8,498,000)	0.01
Granted during 2010	9,361,033	0.01
Exercised during 2010	(9,361,033)	0.01
Balance, December 31, 2010	-	-	-
Granted during the period	12,145,000	0.01
Exercised during the period	(12,145,000)	0.01
Balance, December 31, 2011	-	-	-
Granted during the period
Exercised during the period
Balance, March 31, 2012	-	-	-

                                                    -                                   -
ORGANA GARDENS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

NOTE 6- STOCKHOLDERS’ EQUITY (con’t.)

(4) 2011 Stock Options

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

As of March 31, 2011, there were no stock options available for grant under the Company’s 2006 Stock Option Plan.

As of March 31, 2011, there were no stock options available for grant under the Company’s 2007 Stock  Option Plan.

As of March 31, 2011, there were 2,345,000 stock options available for grant under the Company’s two 2009 Stock  Option Plan.

ORGANA GARDENS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012, the Company incurred $1,000 (2011 -$1,625) in management fees to directors.

During the three months ended March 31, 2012 the Company incurred $8,230 (2011 - $8,349) in rent and office expenses to a private company controlled by a shareholder.

During the three months ended March 31, 2012, three companies controlled by significant shareholders earned $8,124 (2011 - $3,266) pursuant to the expired portion of deferred compensation agreements (see Note 5).

The following amounts are due to related parties at:

	March 31, 2012	December 31, 2011

Significant shareholders	$100,271	$79,071

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended March 31,
	2012	2011
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The Company paid no cash for interest and income taxes for the three months ended March 31, 2012 and 2011.

ORGANA GARDENS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

NOTE 9 – INCOME TAXES

As of March 31, 2012, the Company had net operating loss carryforwards of approximately $24,900,000 that may be available to reduce future years' taxable income and will expire between the years 2013 - 2032.  Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”).  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of March 31, 2012, the Company is still in the process of having the certificates released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of March 31, 2012.

As of August 1, 2010, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years.

NOTE 11 – SUBSEQUENT EVENTS

In April, 2012, a majority of the shareholders entitled to vote on such matters approved a change of name from Organa Gardens International Inc. to “Bravo Enterprises Ltd.” and a one-for-twenty (1:20) stock split of all of this Company’s outstanding common stock, without any change in par value for the shares of common stock of this Company. The stock split does not include a change in the authorized capital of the Company. On April 23, 2012, a Certificate of Amendment to its Articles of Incorporation was filed with the State of Nevada changing the name to Bravo Enterprises Ltd., effective June 1, 2012.  As advised on May 9, 2012, the Company’s CUSIP Number will change from 68618Y 10 6 to 10567L 10 7. The Company is awaiting final approval for these amendments from FINRA. Due to the uncertainty of FINRA’s approval, the Company has not yet retroactively reflected the name change and reverse split in these financial statements.

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

Vertical Hydroponic Farming Project

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

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the year ended December 30, 2011, the Company incurred $Nil in research and development costs. During the three months ended March 31, 2012 $Nil was incurred in research and development. (2011 - $Nil).

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

On July 29, 2011, the Company has signed a Letter of Intent with Integrated Green Technologies LLC (IGT), of Fort Lauderdale, Florida to merge the two companies. A definitive agreement of the merger will be an exchange of restricted shares of the Company’s stock to IGT shareholders effecting a change of business which will still follow the Company’s green mandate. On August 17, 2011 the Company entered into a formal agreement with IGT and is currently conducting its due diligence. IGT is an industrial tools, machinery & equipment manufacturer including consumable supplies & materials. IGT is a distributor of heavy-duty blasting equipment and “green” environmentally safe mobile powder coating systems featuring the pending patent, Triplex Electrostatic/Electrostatic Thermal Spray/Non Electrostatic Thermal Spray and Powder Coating Spray and Conversion Device. The Company had advanced $8,000 to IGT for prepaid expenses as of December 31, 2011. (2010 – Nil). The Company has written off this amount as of December 31, 2011. Upon completion of the due diligence process, the Company will issue a structured release of 60,000,000 restricted shares to be transferred under the Agreement. The structure shall be as follows: upon execution of the Agreement, 30,000,000 shares shall be issued immediately thereafter, an additional 15,000,000 shares shall be issued 120 days following the execution date and the balance of 15,000,000 shares shall be issued 240 days following the execution date. The Company is required to provide $250,000 in funding to IGT over a period of one year. As of March 31, 2012 and as a result of the due diligence process, the Company is not proceeding with this acquisition due to complications with the current patent filed by IGT. Should IGT move forward and correct the deficiencies with the patent, the Company will re-consider the project.

Available for Sale Securities – related parties.

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

During the three month period ended March 31, 2012, the Company sold Nil Terralene Fuels shares and recorded an additional unrealized loss of $50 to March 31, 2012. As a result, the carrying value of the available for sale shares of Terralene Fuels is $187 as at March 31, 2012.

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

During the year ended December 31, 2010, the Company received 2,627,440 restricted shares of Legacy valued to $131,372 pursuant to a debt settlement and sold Nil Legacy shares. The Company recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $35,021, which was recorded as other comprehensive income (loss). As a result, the carrying value of the available for sale shares of Legacy is $58,822 as at December 31, 2010. Effective December 31, 2010, the Company recorded a $78,823 write-down of its investment in Legacy due to an other-than-temporary decline in the value of the shares.

During the year ended December 31, 2011, the Company sold Nil Legacy shares and recorded an unrealized loss of $52,939. As a result, the carrying value of the available for sale shares of Legacy is $5,882 as at December 31, 2011. Effective December 31, 2011, the Company recorded a $51,469 write-down of its investment in Legacy due to another-than-temporary decline in the value of the shares.

During the three month period ended March 31, 2012, the Company sold Nil Legacy shares and recorded an additional unrealized gain of $3,309 to March 31, 2012. As a result, the carrying value of the available for sale shares of Legacy is $9,191 as at March 31, 2012.

Available for sale securities – related parties include the following:

	March 31,	December 31,
	2012	2011

3,676,335 (2011-3,676,335) shares of Legacy Wine & Spirits	$9,191	$5,882
98,612 (2011- 98,612) shares of Terralene Fuels Corporation	187	237

	$9,378	$6,119

Liquidity and Capital Resources.

At March 31, 2012, we had total assets of $10,821 including cash of $23 and taxes recoverable of $1,420. We have available for sale securities with a fair value of $9,378 as at March 31, 2012. As of December 31, 2011, we had total assets of $8,331. The increase in assets is primarily due to a increase in the fair value of available for sale securities.

At March 31, 2012, we had current liabilities of $583,405, which was represented by accounts payable and accrued liabilities of $483,134 and $100,271 due to related parties.  As of December 31, 2011 we had current liabilities of $562,705. The slight increase in liabilities was a result of an increase in related party payables.  At March 31, 2012, we had a working capital deficiency of $581,962 (December 31, 2011 - $560,493).

Going Concern
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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended March 31, 2012 was $41,294 (2011 - $24,290). This increase in loss was due to the incurrence of more expenditures in management and consulting fees.

From inception to March 31, 2012 our Company has incurred cumulative net losses of $24,940,766 resulting primarily from the write-down of $3,815,655 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of equities in Legacy Wine & Spirits International Ltd. of $207,111,  write-down of equities in Terralene Fuels Corporation of $15,768 and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $6,841,561, office and general expenses of $2,860,429; professional fees of $1,186,470; interest expense of $98,282, software development costs of $737,300 and research and development costs of $285,231. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Terralene Fuels Corporation , $82,138 in interest and royalty income and a gain on the sale of securities – related parties of $21,541.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2012, we had cash in the amount of $23. We have not generated any revenues since inception and have incurred a net loss of $24,940,766 from our re-entry into development stage on January 1, 1996 to March 31, 2012. Our current operating funds are insufficient to cover an environmental study and permitting and preparation costs to initiate drilling of a gas well. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated exploration expenditures.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

1. On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As of March 31, 2012, the Company is still in the legal process of having the certificate released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of March 31, 2012.

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceed

(1) 2012 Stock Transactions

None.

(2) 2011 Stock Transactions

During the three months ended March 31, 2011, the Company issued 25,000 restricted common shares valued at $125 to a new director for his services.

(3) 2012 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Balance, December 31, 2007	-	-	-
Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11
Balance, December 31, 2008	-	-	-
Granted during the period	8,498,000	0.01
Exercised during the period	(8,498,000)	0.01
Granted during 2010	9,361,033	0.01
Exercised during 2010	(9,361,033)	0.01
Balance, December 31, 2010	-	-	-
Granted during the period	12,145,000	0.01
Exercised during the period	(12,145,000)	0.01
Balance, December 31, 2011	-	-	-
Granted during the period
Exercised during the period
Balance, March 31, 2012	-	-	-

(4) 2011 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Balance, December 31, 2007	-	-	-
Granted during 2008	419,300	0.11	5.00
Exercised during 2008	(419,300)	0.11
Balance, December 31, 2008	-	-	-
Granted during the period	8,498,000	0.03
Exercised during the period	(8,498,000)	0.03
Balance, December 31, 2009	-	-	-
Granted during 2010	9,361,033	0.03
Exercised during 2010	(9,361,033)	0.03
Balance, December 31, 2010	-	-	-
Granted during the period	-	0.03
Exercised during the period	-	0.03

Balance, March 31, 2011	-	-	-

As of March 31, 2011, there were no stock options available for grant under the Company’s 2006 Stock Option Plan.
As of March 31, 2011, there were no stock options available for grant under the Company’s 2007 Stock Option Plan.
As of March 31, 2011, there were 2,345,000 stock options available for grant under the Company’s two 2009 Stock Option Plan.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5.  Other Information

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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANA GARDENS INTERNATIONAL INC.

Date: May 21, 2012	By:	/s/ Jaclyn Cruz
Jaclyn Cruz
President and Director

Date: May 21, 2012	By:	/s/ Matt Kelly
Matt Kelly
Secretary. Treasurer and C.F.O.