Form 10-Q
period 2012-06-30
ORGANA GARDENS INTERNATIONAL
filed 2012-08-17
CIK 746631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________to _________

Commission File Number: 0-13597

Bravo Enterprises Ltd.
(formerly Organa Gardens International Inc.)
(Exact name of small business issuer as specified in it’s charter)

Nevada
(State or other jurisdiction of incorporation or organization)

    88-0195105
(I.R.S. Employer Identification No.)

35 South Ocean Avenue,
Patchogue, New York,
11772
(Address of principal executive offices)

888-488-6882
 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

On August 17, 2012 there were 3,053,524 shares outstanding of the issuer’s common stock.

INDEX		PAGE

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of June 30, 2012 (Unaudited) and December 31, 2011	F-3

	Statements of Operations (Unaudited) For the Three and Six Months Ended June 30, 2012 and 2011, and the Period from January 1, 1996 through June 30, 2012	F-4

	Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2012 and 2011, and the Period from January 1, 1996 through June 30, 2012	F-5

	Statements of Other Comprehensive Loss (Unaudited) For the Three and Six Months Ended June 30, 2012 and 2011 and the Period from January 1, 1996 through June 30, 2012	F-6

	Notes To Financial Statements (Unaudited)	F-7

Item 2.	Management's Discussion and Analysis or Plan of Operation	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T	Controls and Procedures	9

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Mine Safety Disclosures	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

SIGNATURES		14

PART I -  FINANCIAL INFORMATION

ITEM 1. Financial Statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)

FINANCIAL STATEMENTS

JUNE 30, 2012
(Unaudited)

BALANCE SHEETS	F-3

STATEMENTS OF OPERATIONS	F-4

STATEMENTS OF CASH FLOWS	F-5

NOTES TO FINANCIAL STATEMENTS	F-7

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)

BALANCE SHEETS

	June 30, 2012 (unaudited)	December 31, 2011

ASSETS

CURRENT ASSETS
Cash	$15,010	$90
Taxes recoverable	2,591	2,122

TOTAL CURRENT ASSETS	17,601	2,212

AVAILABLE FOR SALE SECURITIES – related parties	4,560	6,119

TOTAL ASSETS	$22,161	$8,331
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$480,762	$483,634
Due to related parties	137,844	79,071

TOTAL CURRENT LIABILITIES	618,606	562,705

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Convertible Preferred:
- Class A voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized 3,053,524 (December 31, 2011 – 3,053,524) shares issued and outstanding	3,053	3,053
Additional paid-in capital	24,399,646	24,399,646
Deferred compensation	(23,250)	(62,590)
Deficit accumulated during the development stage	(20,518,691)	(20,438,839)
Deficit accumulated prior to the development stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive income	3,430	4,989

TOTAL STOCKHOLDERS’(DEFICIT)	(596,445)	(554,374)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$22,161	$8,331

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,		For the period from January 1, 1996 to
	2012	2011	2012	2011	June 30, 2012

GENERAL & ADMINSTRATIVE EXPENSES
Litigation settlement	$-	$-	$-	$-	$2,291,070
Management and consulting fees	15,766	3,574	31,840	4,198	4,937,458
Consulting fees – stock based compensation	-	-	-	-	1,919,869
Exploration costs	-	-	-	-	113,678
Loss on settlement of debt	-	-	-	-	718,784
General and administrative	19,095	16,978	37,442	36,885	2,879,524
Professional fees	3,697	5,621	10,570	9,380	1,190,167
Interest expense	-	-	-	-	98,282
Research and development costs	-	-	-	-	285,231
Software development costs	-	-	-	-	737,300

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	38,558	26,173	79,852	50,463	15,171,363

OTHER (INCOME ) EXPENSES
Interest, Royalty and Other Income	-	-	-	-	(82,138)
(Gain)/loss on sale of securities – related parties	-	-	-	-	(21,541)
Property option income	-	-	-	-	(130,000)
Write-down of securities – Legacy Wine &
Spirits International Ltd.	-	-	-	-	258,580
Write-down of securities – Terralene
Fuels Corporation	-	-	-	-	15,768
Write-down of interest in ACGT Corporation	-	-	-	-	1,406,000
Write-down of interest in oil and gas properties	-	-	-	-	3,815,659
Loss on Iceberg Drive Inn Investment	-	-	-	-	85,000

TOTAL OTHER (INCOME ) EXPENSES	(38,558)	(26,173)	(79,852)	(50,463)	5,347,328

Loss before Income Taxes	-	-	-	-	(20,518,691)
Income Tax Provision	-	-	-	-	-

NET LOSS FOR THE PERIOD	$(38,558)	$(26,173)	$(79,852)	$(50,463)	$(20,518,691)

BASIC NET LOSS PER SHARE	$(.02)	$(.02)	$(.03)	$(.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	3,053,524	2,207,425	3,053,524	2,152,977

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended March 31,		For the period from January 1, 1996 to
	2012	2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(79,852)	$(50,463)	$(20,518,691)
Adjustments to reconcile net loss to net cash used in operating activities:
- fees and services paid for with common shares	39,340	10,015	3,530,978
- non cash research and development	-	-	105,000
- other stock-based compensation	-	-	1,919,468
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	-	2,970,722
- write-down of equities in Legacy Wine & Spirits	-	-	258,580
- write-down of equities in Terralene Fuels Corporation	-	-	15,768
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (Gain)/loss on sale of securities held for resale – related parties	-	-	(21,816)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	-	-	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	(1,782)	(8,940)	321,913

CASH FLOWS USED IN OPERATING ACTIVITIES	(42,294)	(49,388)	(5,208,239)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes receivable	-	-	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	-	-	136,790
Interest in oil and gas properties, net of finders fees	-	-	(1,522,804)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(1,442,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	-	-	5,098,325
Net advances (to) from related parties	58,773	49,380	1,147,802
Advances receivable	-	-	420,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	58,773	49,380	6,666,127

NET INCREASE (DECREASE) IN CASH	14,920	(8)	15,010

CASH, BEGINNING OF PERIOD	90	50	-

CASH, END OF PERIOD	$15,010	$42	$15,010

Supplemental cash flow information (See Note 9)

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
STATEMENTS OF OTHER COMPREHENSIVE LOSS
(unaudited)

	Three Months ended June 30,		Six Months ended June 30,		For the period from January 1, 1996 to
	2012	2011	2012	2011	June 30, 2012

NET LOSS	(38,558)	$(26,173)	$(79,852)	$(50,463)	$(20,518,961)

Unrealized gains on related party securities	(4,819)	7,175	(1,559)	(6,987)	3,430

TOTAL OTHER COMPREHENSIVE INCOME LOSS), net of tax	(4,819)	7,175	(1,559)	(6,987)	3,430

COMPEHENSIVE LOSS	$43,377	$(18,998)	$(81,411)	$(57,450)	$(20,515,261)

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

NOTE 1 – NATURE OF OPERATIONS

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The Company underwent a name change to Asdar Group on December 10, 1987, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on February 18, 2003, a name change to Avalon Gold Corporation on August 28, 2003, a name change to Avalon Energy Corporation on March 22, 2005, a name change to Shotgun Energy Corporation on September 25, 2007, A name change to Organa Gardens International Inc. on February 26, 2009 and a name change to Bravo Enterprises Ltd. on June 1, 2012.  The Company was dormant from 1991 to 1996 and currently has no revenue generating operations.

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

GOING CONCERN

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $24,979,324 since inception, and further significant losses are expected to be incurred in the exploration and development of its resource properties, should the company be able to finance or joint venture its resource property. Losses are expected in the development of the vertical hydroponic farming project as well. The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its resource properties.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
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

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

NOTE 3 – AVAILABLE FOR SALE SECURITIES – RELATED PARTIES (con’t.)

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

During the six month period ended June 30, 2012, the Company sold Nil Terralene Fuels shares and recorded an additional unrealized loss of $(89) to June 30, 2012. As a result, the carrying value of the available for sale shares of Terralene Fuels is $148 as at June 30, 2012.

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

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

NOTE 3 – AVAILABLE FOR SALE SECURITIES – RELATED PARTIES (con’t.)

During the year ended December 31, 2011, the Company sold Nil Legacy shares and recorded an unrealized loss of $52,939. As a result, the carrying value of the available for sale shares of Legacy is $5,882 as at December 31, 2011. Effective December 31, 2011, the Company recorded a $51,469 write-down of its investment in Legacy due to another-than-temporary decline in the value of the shares.

During the six month period ended June 30, 2012, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $(1,470) to June 30, 2012. As a result, the carrying value of the available for sale shares of Legacy is $4,412 as at June30, 2012.

Available for sale securities – related parties include the following:

	June 30,	December 31,
	2012	2011

3,676,335 (2011-3,676,335) shares of Legacy Wine & Spirits	$4,412	$5,882
98,612 (2011- 98,612) shares of Terralene Fuels Corporation	148	237

	$4,560	$6,119

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

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

NOTE 4 – ACQUISITION (con’t.)

Under the terms of the acquisition, the Company issued 3,500,000 restricted 144 shares to Organa Gardens Inc.and/or its nominees (issued) and render a cash commitment of up to $250,000 to complete the final steps of taking the OGS-D and OGS-E to market. This agreement replaces the agreement dated March 9, 2009.

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the year ended December 30, 2011, the Company incurred $Nil in research and development costs. During the six months ended June 30, 2012 $Nil was incurred in research and development. (2011 - $Nil).

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

NOTE 5 – DEFERRED COMPENSATION

On May 15, 2010, the Company entered into an agreement with Domain Land Holdings Ltd. (“Domain”), a private company controlled by a significant shareholder, with a two-year term, whereby Domain provides investment-banking services to the Company (valued at $5,000) in exchange for 50,000 restricted shares of the Company’s common stock.

On July 1, 2011 the Company entered into an agreement with Compte de Sierge Accomodative Corp. (“Compte”), a private company controlled by a significant shareholder, with an eighteen month term, whereby Compte provides investor relations services to the Company specific to the hydroponic vertical farming project (valued at $22,500) in exchange for 75,000 restricted shares of the Company’s common stock.

On July 1, 2011, the Company entered into an agreement with Charlton Investments Ltd. (“Charlton”), a private company controlled by a significant shareholder, with a two-year term, whereby Charlton provides investment-banking services to the Company (valued at $30,000) in exchange for 100,000 restricted shares of the Company’s common stock.

On July 1, 2011, the Company entered into agreements with three consultants, for a twelve month term, whereby the consultants provide consulting services to the Company (valued at $45,000) in exchange for 150,000 shares of the Company’s common stock.

On December 1, 2011, the Company entered into an agreement with a consultant, for a twelve month term, whereby the consultant will provide consulting services to the Company (valued at $1,800) in exchange for 22,500 shares of the Company’s common stock.

The Company amortizes the costs of these services over the respective terms of the contracts.  During the six months ended June 30, 2012 and 2011, the Company recorded amortization of deferred compensation totaling $39,340 and $6,940 respectively.  As of June 30, 2012 the unamortized portion of the deferred compensation totaled $23,250. (December 31, 2011 - $62,590).

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

NOTE 6- STOCKHOLDERS’ DEFICIT

In April, 2012, a majority of the shareholders entitled to vote on such matters approved a change of name from Organa Gardens International Inc. to “Bravo Enterprises Ltd.” and a one-for-twenty (1:20) stock split of all of this Company’s outstanding common stock, without any change in par value for the shares of common stock of this Company. The stock split did not include a change in the authorized capital of the Company. On April 23, 2012, a Certificate of Amendment to its Articles of Incorporation was filed with the State of Nevada changing the name to Bravo Enterprises Ltd., effective June 1, 2012.  As advised on May 9, 2012, the Company’s CUSIP Number changed from 68618Y 10 6 to 10567L 10 7. On June 8, 2012, the Company began to trade as Bravo Enterprises Ltd. under the same trading symbol being “OGNG”.

(1) 2012 Stock Transactions- During the six months ended June 30, 2012:

None.

(2) 2011 Stock Transactions- During the six months ended June 30, 2011:

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

(3) 2012 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Balance, December 31, 2007	-	-	-
Granted during 2008	20,965	2.20	-
Exercised during 2008	(419,300)	2.20
Balance, December 31, 2008	-	-	-
Granted during the period	424,900	0.20
Exercised during the period	(424,900)	0.20
Balance, December 31, 2009	-	-	-
Granted during 2010	468,051	0.20
Exercised during 2010	(468,051)	0.20
Balance, December 31, 2010	-	-	-
Granted during the period	607,250	0.20
Exercised during the period	(607,250)	0.20
Balance, December 31, 2011	-	-	-
Granted during the period	-	-
Exercised during the period	-	-
Balance, June 30, 2012	-	-	-

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

NOTE 6- STOCKHOLDERS’ DEFICIT (con’t.)

(4) 2011 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Balance, December 31, 2007	-	-	-
Granted during 2008	20,965	2.20	-
Exercised during 2008	(20,965)	2.20
Balance, December 31, 2008	-	-	-
Granted during the period	424,900	0.60
Exercised during the period	(424,900)	0.60
Balance, December 31, 2009	-	-	-
Granted during 2010	468,051	0.60
Exercised during 2010	(468,051)	0.60
Balance, December 31, 2010	-	-	-
Granted during the period	117,250	0.60
Exercised during the period	(117,250)	0.60
Balance, June 30, 2011	-	-	-

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

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012, the Company incurred $2,000 (2011 -$3,125) in management fees to directors.

During the six months ended June 30, 2012 the Company incurred $16,879 (2011 - $16,222) in rent and office expenses to a private company controlled by a shareholder.

During the six months ended June 30, 2012, three companies controlled by significant shareholders earned $15,942 (2011 - $5,248) pursuant to the expired portion of deferred compensation agreements (see Note 5).

The following amounts are due to related parties at:

	June 30, 2012	December 31, 2011

Significant shareholders	$137,844	$79,071

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended March 31,
	2012	2011
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The Company paid no cash for interest and income taxes for the six months ended June 30, 2012 and 2011.

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

NOTE 9 – INCOME TAXES

As of June 30, 2012, the Company had net operating loss carryforwards of approximately $25,000,000 that may be available to reduce future years' taxable income and will expire between the years 2013 - 2032.  Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”).  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of June, 2012, the Company is still in the process of having the certificates released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of June 30, 2012.

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

Our Company, Bravo Enterprises Ltd., was formed under the laws of the State of Nevada on November 29, 1983 under the name Venture Group, Inc. On February 11, 1986, an amendment to the Articles of Incorporation was filed changing the corporate name to Asdar Corporation. On December 10, 1987, another amendment to the Articles of Incorporation was filed changing the corporate name to Asdar Group.  On February 18, 2001, Asdar Group filed a Certificate of Reinstatement with the Secretary of State of Nevada. On April 30, 2002, another amendment to the Articles of Incorporation was filed changing the corporate name to Precise Life Sciences Ltd. Additional amendments to the Articles of Incorporation were filed changing the corporate name as follows:

February 18, 2003	-	Iceberg Brands Corporation
August 28, 2003	-	Avalon Gold Corporation
March 22, 2005	-	Avalon Energy Corporation
September 25, 2007	-	Shotgun Energy Corporation
April 7, 2009	-	Organa Gardens International Inc.
June 8, 2012	-	Bravo Enterprises Ltd.

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

The Company was to issue up to 1,250,000 post-reverse split Rule 144 shares of its common stock to OGI, to be held in trust and released based on the following terms and gross revenue requirements:

(a) Release of 500,000 shares of the Company upon signing this Agreement.
(b) Release of 250,000 shares of the Company upon attaining $1,000,000 US in gross revenue.
(c) Release of 250,000 shares of the Company upon attaining $2,500,000 US in gross revenue.
(d) Release of 250,000 shares of the Company upon attaining $4,000,000 US in gross revenue.

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

However, On June 9, 2009, the Company signed an amended agreement to acquire all of the assets of Organa Gardens Inc., a Nevada Corporation in the business of hydroponics vertical farming. These assets include but are not limited to all proprietary designs, engineering, technology, business models, plans and intellectual properties pertaining to the Organa Garden System-Discovery (OGS-D) and the Organa Garden System-Enterprise (OGS-E).

Under the terms of the acquisition, the Company will issue 175,000 post-reverse split  restricted 144 shares to Organa Gardens Inc. and/or its nominees (issued) and render a cash commitment of up to $250,000 to complete the final steps of taking the OGS-D and OGS-E to market. This agreement replaces the agreement dated March 9, 2009.

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the year ended December 30, 2011, the Company incurred $Nil in research and development costs. During the six months ended June 30, 2012 $Nil was incurred in research and development. (2011 - $Nil).

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

Further, the Company continues its discussions with a China-based company to manufacture and distribute the Company's Organa Garden Systems-Enterprise (OGS-E) Initial marketing emphasis will target second tier cities such as Chengdu and Tianjin in central and northern China where farming is seasonal. The Company’s growing wheel will enable the tier two cities to grow organic foods without the risks of pesticides, crops pest, and soil-borne diseases while reaping the rewards of higher yields and seasonal extension of crop growth. The Company will allow China to grow organic foods on a smaller scale to accommodate variable demands while being cost and energy efficient

Powder Coating Project

On July 29, 2011, the Company has signed a Letter of Intent with Integrated Green Technologies LLC (IGT), of Fort Lauderdale, Florida to merge the two companies. A definitive agreement of the merger will be an exchange of restricted shares of the Company’s stock to IGT shareholders effecting a change of business which will still follow the Company’s green mandate. On August 17, 2011 the Company entered into a formal agreement with IGT and is currently conducting its due diligence. IGT is an industrial tools, machinery & equipment manufacturer including consumable supplies & materials. IGT is a distributor of heavy-duty blasting equipment and “green” environmentally safe mobile powder coating systems featuring the pending patent, Triplex Electrostatic/Electrostatic Thermal Spray/Non Electrostatic Thermal Spray and Powder Coating Spray and Conversion Device. The Company had advanced $8,000 to IGT for prepaid expenses as of December 31, 2011. (2010 – Nil). The Company has written off this amount as of December 31, 2011. Upon completion of the due diligence process, the Company will issue a structured release of 3,000,000 post-reverse split restricted shares to be transferred under the Agreement. The structure shall be as follows: upon execution of the Agreement, 1,500,000 shares shall be issued immediately thereafter, an additional 750,000 shares shall be issued 120 days following the execution date and the balance of 750,000 shares shall be issued 240 days following the execution date. The Company is required to provide $250,000 in funding to IGT over a period of one year. As of June 30, 2012 and as a result of the due diligence process, the Company is not proceeding with this acquisition due to complications with the current patent filed by IGT. Should IGT move forward and correct the deficiencies with the patent, the Company will re-consider the project.

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

During the six month period ended June 30, 2012, the Company sold Nil Terralene Fuels shares and recorded an additional unrealized loss of $(89) to June 30, 2012. As a result, the carrying value of the available for sale shares of Terralene Fuels is $148 as at June 30, 2012.

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

During the six month period ended June 30, 2012, the Company sold Nil Legacy shares and recorded an additional unrealized loss of $(1,470) to June 30, 2012. As a result, the carrying value of the available for sale shares of Legacy is $4,412 as at June 30, 2012.

Available for sale securities – related parties include the following:

	June 30,	December 31,
	2012	2011

3,676,335 (2011-3,676,335) shares of Legacy Wine & Spirits	$4,412	$5,882
98,612 (2011- 98,612) shares of Terralene Fuels Corporation	148	237

	$4,560	$6,119

Liquidity and Capital Resources.

At June 30, 2012, we had total assets of $22,161 including cash of $15,010 and taxes recoverable of $2,591. We have available for sale securities with a fair value of $4,560 as at June 30, 2012. As of December 31, 2011, we had total assets of $8,331. The increase in assets is primarily due to an increase in cash.

At June 30, 2012, we had current liabilities of $618,606, which was represented by accounts payable and accrued liabilities of $480,762 and $137,844 due to related parties.  As of December 31, 2011 we had current liabilities of $562,705. The increase in liabilities was a result of an increase in related party payables.  At June 30, 2012, we had a working capital deficiency of $601,005 (December 31, 2011 - $560,493).

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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended June 30, 2012 was $38,558 (2011 - $26,173). This increase in loss was due to the incurrence of more expenditures in management and consulting fees.

Loss from operations for the six month period ended June 30, 2012 was $79,852 (2011 - $50,463). This increase in loss was due to the incurrence of more expenditures in management and consulting fees.

From inception to June 30, 2012 our Company has incurred cumulative net losses of $24,979,324 resulting primarily from the write-down of $3,815,655 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of equities in Legacy Wine & Spirits International Ltd. of $258,580,  write-down of equities in Terralene Fuels Corporation of $15,768 and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $6,857,327, office and general expenses of $2,879,524; professional fees of $1,190,167; interest expense of $98,282, software development costs of $737,300 and research and development costs of $285,231. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Terralene Fuels Corporation , $82,138 in interest and royalty income and a gain on the sale of securities – related parties of $21,541.

The cash and equivalents constitute our present internal sources of liquidity.

Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

Our Plan of Operation for the Next Twelve Months

We do anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern. Bravo Enterprises Ltd. does not anticipate any significant development costs within the next 12 months, nor does Bravo Enterprises Ltd. anticipate that it will lease or purchase any significant equipment within the next 12 months. Bravo Enterprises Ltd. does not anticipate a significant change in the number of its employees within the next 12 months. However, Bravo Enterprises Ltd. will be required to raise $250,000 for the hydroponic vertical farming project – See above.

Off-Balance Sheet Arrangements

Our company has not entered into any off balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2012, we had cash in the amount of $15,010. We have not generated any revenues since inception and have incurred a net loss of $24,979,324 from our re-entry into development stage on January 1, 1996 to June 30, 2012. Our current operating funds are insufficient to cover the next phase of developing the hydroponic vertical farming project. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated expenditures.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

1. On February 21, 2002, the Company issued 17,500 post-reverse split shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As of June 30, 2012, the Company is still in the legal process of having the certificate released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of June 30, 2012.

ITEM 1A. Risk Factors

Not Applicable

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In April, 2012, a majority of the shareholders entitled to vote on such matters approved a change of name from Organa Gardens International Inc. to “Bravo Enterprises Ltd.” and a one-for-twenty (1:20) stock split of all of this Company’s outstanding common stock, without any change in par value for the shares of common stock of this Company. The stock split did not include a change in the authorized capital of the Company. On April 23, 2012, a Certificate of Amendment to its Articles of Incorporation was filed with the State of Nevada changing the name to Bravo Enterprises Ltd., effective June 1, 2012.  As advised on May 9, 2012, the Company’s CUSIP Number changed from 68618Y 10 6 to 10567L 10 7. On June 8, 2012, the Company began to trade as Bravo Enterprises Ltd. under the same trading symbol being “OGNG”.

(1) 2012 Stock Transactions- During the six months ended June 30, 2012:

None.

(2) 2011 Stock Transactions- During the six months ended June 30, 2011:

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

(3) 2012 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2007	-	-	-
Granted during 2008	20,965	2.20	-
Exercised during 2008	(419,300)	2.20
Balance, December 31, 2008	-	-	-
Granted during the period	424,900	0.20
Exercised during the period	(424,900)	0.20
Balance, December 31, 2009	-	-	-
Granted during 2010	468,051	0.20
Exercised during 2010	(468,051)	0.20
Balance, December 31, 2010	-	-	-
Granted during the period	607,250	0.20
Exercised during the period	(607,250)	0.20
Balance, December 31, 2011	-	-	-
Granted during the period	-	-
Exercised during the period	-	-
Balance, June 30, 2012	-	-	-

(4) 2011 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2007	-	-	-
Granted during 2008	20,965	2.20	-
Exercised during 2008	(20,965)	2.20
Balance, December 31, 2008	-	-	-
Granted during the period	424,900	0.60
Exercised during the period	(424,900)	0.60
Balance, December 31, 2009	-	-	-
Granted during 2010	468,051	0.60
Exercised during 2010	(468,051)	0.60
Balance, December 31, 2010	-	-	-
Granted during the period	117,250	0.60
Exercised during the period	(117,250)	0.60
Balance, June 30, 2011	-	-	-

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

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable

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

BRAVO ENTERPRISES LTD.

Date: August 17, 2012	By:	/s/ Jaclyn Cruz
Jaclyn Cruz
President and C.E.O

Date: August 17, 2012	By:	/s/ Matt Kelly
Matt Kelly
Secretary. Treasurer and C.F.O.