Form 10-K
period 2012-12-31
BRAVO ENTERPRISES LTD.
filed 2013-04-16
CIK 746631

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO

COMMISSION FILE NUMBER 0-14278

BRAVO ENTERPRISES LTD.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes   ☒   No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes  ☒  No

As of March 31, 2013, there were 147,178,530 shares of the issuer's $0.001 par value common stock issued and outstanding.

Documents incorporated by reference:

8-K filed February 3, 2012 with respect with respect to a change in Directors.
8-K filed May 15, 2012 with respect to announcing name change and 1:20 reverse split.
8-K filed May 15, 2012 with respect to approval of name change and 1:20 reverse split.
8-K filed November 30, 2012 with respect to entering into a material definitive agreement.

Bravo Enterprises Ltd.
FORM 10-K
For The Fiscal Year Ended December 31, 2012

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

Air to Water Harvesting Units Project.

On November 23, 2012, the Company signed an exclusive licensing agreement with Water-For-The-World-Manufacturing Inc, a Company incorporated in Washington State with respect to its commercial atmospheric water harvester system.

Water-For-The-World-Manufacturing Inc is the legal and beneficial owner of all right, title, intellectual property and patent interest in with respect to certain Water Harvesting Equipment.

Water-For-The-World-Manufacturing Inc is the legal and beneficial owner of Water Harvesting Equipment and has developed packaging, accessories and promotional materials for the purposes of its sale. The Product is described as Air-to-Water Harvesters.

The harvesters feature innovative technology that operates by:

*  Pulling air through a filter and coil.
*  This cools the incoming air, thus producing condensation.
*  It then captures the water.
*  The water is pumped through a series of filtration systems and germicidal ultraviolet reactors for purification.

Water-For-The-World-Manufacturing Inc. is a leader in the design, manufacture and distribution of water from air systems known as Air-to-Water Harvesters that extracts moisture from the air through a dehumidification process then filters and purifies the water for consumption. The company has developed a unique air drive system that will enable the machine not only to be powered through a conventional power source but also in emergency situations the machine can be powered directly from an engine using its patented drive system. The atmospheric water harvester can produce up to 3000 gallons of drinking water under optimum conditions.

Bravo Enterprises Ltd. (“Bravo”) requested and Water For The World Manufacturing Inc. has agreed to grant Bravo, the exclusive manufacturing, distribution and marketing rights for the Water Harvesting Equipment. The term of this agreement is for a period of nine (9) years and is renewable for an additional nine (9) years.

Water For The World Manufacturing Inc. appointed Bravo its exclusive world wide manufacturing and sales representative (the "Territory") for consideration of 120,000,000 restricted common shares of Bravo to be issued to Water For The World Manufacturing Inc. and/or its nominees Bravo will use its best efforts to advertise and promote the sale of the Product and to make regular and sufficient contact with the present and prospective customers of the Company in the Territory.

A portion of the 120,000,000 restricted common share consideration is being received by certain shareholders that also owned shares in Bravo Enterprises Ltd. prior to the November 23, 2012 agreement. The value of these shares considered a  related party portion is $67,257 and as such, this amount has been eliminated from the transaction.

Intangible assets include the following:

Description	December 31,	December 31,
	2012	2011

18 year general license to manufacture and distribute water units	$1,560,000	$-
Less: related party portion of consideration for license	(67,257)	-
Less: accumulated amortization	-	-

Balance	$1,492,743	$-

For additional information, refer to the Company’s website, www.splashwatersolutions.org or www.bravoenterprises.ws

Vertical Hydroponic Farming Project

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

Under the terms of the acquisition, the Company will issue 175,000 post-reverse split restricted 144 shares to Organa Gardens Inc. and/or its nominees (issued) and render a cash commitment of up to $250,000 (not paid) to complete the final steps of taking the OGS-D and OGS-E to market. This agreement replaces the agreement dated March 9, 2009.

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the years ended December 30, 2012 and 2011, the Company incurred $Nil in research and development costs. The Company has determined that it will no longer be proceeding with this project.

Ownership Interests.

The following chart specifies our stock ownership at December 31, 2012.

Percent Ownership	Entity	Nature of Ownership

2.10%	Legacy Platinum Group Inc.	3,676,335 Shares of Common Stock *
0.10%	Terralene Fuels Corporation	98,612 Shares of Common Stock

*  3,384,945 of these shares are restricted common shares

Employees.

At December 31, 2012, Bravo Enterprises Ltd. had 2 full time employee/consultants and 5 part time consultants other than its Officers and Directors.

Change in Directors

On February 1, 2012, the Registrant accepted the resignation of Sharon Deutsch as Secretary, Treasurer, Director and Chief Financial Officer of the Registrant. The resignation was not motivated by a disagreement with the Registrant on any matter relating to the Registrant's operations, policies or practices.

On February 1, 2012 Matt Kelly, an American businessman, based in New York U.S.A., joined the Board of Directors and was appointed Secretary, Treasurer and Chief Financial Officer of the Registrant.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of the dates specified in the following table, Bravo Enterprises Ltd. held the following property in the following amounts:

Property	December 31, 2012	December 31, 2011

Cash and equivalents	$86,781	$90

Bravo Enterprises Ltd. defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. Bravo Enterprises Ltd. does not presently own any interests in real estate. Bravo Enterprises Ltd. does not presently own any inventory or equipment.

We do not own any real property.  As of August 1, 2012, Bravo Enterprises Ltd. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years.

Bravo Enterprises Ltd.’s principal corporate offices are located at 35 South Ocean Avenue
Patchogue, NY, 11772 Fax – 1 888 265 0498 Phone – 1 888 488 6882

ITEM 3.  LEGAL PROCEEDINGS

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As of December 31, 2012, the Company is still in the legal process of having the certificate released.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As at December 31, 2012 there were approximately 2,000 holders of the outstanding shares of the Bravo Enterprises Ltd. $0.001 par value common stock.  Bravo Enterprises Ltd. participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the most recent trading symbol "OGNG".  According to quotes provided by quotemedia.com, the Bravo Enterprises Ltd.'s common stock has closed at:

Quarter	High	Low

2010 First Quarter	$0.01	$0.01
2010 Second Quarter	$0.01	$0.01
2010Third Quarter	$0.01	$0.01
2010 Fourth Quarter	$0.01	$0.01
2011 First Quarter	$0.0043	$0.0025
2011 Second Quarter	$0.0184	$0.012
2011Third Quarter	$0.032	$0.012
2011 Fourth Quarter	$0.0099	$0.002
2012 First Quarter	$0.0085	$0.0025
2012 Second Quarter	$0.05	$0.02
2012 Third Quarter	$0.06	$0.02
2012 Fourth Quarter	$0.215	$0.015

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

Common Stock. Bravo Enterprises Ltd. is authorized to issue 500,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of Bravo Enterprises Ltd. constitute equity interests in Bravo Enterprises Ltd. entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments.  As of December 31, 2012, 147,178,530 shares of the Bravo Enterprises Ltd. common stock were issued and outstanding.

The holders of Bravo Enterprises Ltd.'s common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of Bravo Enterprises Ltd. or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors.

The holders of Bravo Enterprises Ltd.'s common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to Bravo Enterprises Ltd.'s common stock.  All of the outstanding shares of Bravo Enterprises Ltd.'s common stock are duly authorized, validly issued, fully paid and non-assessable.

Dividends. The holders of the Bravo Enterprises Ltd. 's common stock are entitled to receive dividends when, as and if declared by Bravo Enterprises Ltd. 's Board of Directors from funds legally available therefore; provided, however, that cash dividends are at the sole discretion of Bravo Enterprises Ltd. 's Board of Directors. In the event of liquidation, dissolution or winding up of Bravo Enterprises Ltd. the shareholders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of Bravo Enterprises Ltd. and after provision has been made for each class of stock, if any, having preference in relation to Bravo Enterprises Ltd.'s common stock. Bravo Enterprises Ltd. has never declared or paid any dividends on its common stock.  Bravo Enterprises Ltd. does not intend to declare or pay any dividends in the foreseeable future.

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

(1)	2012 Stock Transactions- During the year ended December 31, 2012:

(a)	The Company issued 4,500,000 restricted common shares valued at $99,450 pursuant to deferred compensation agreements.

(b)
The Company issued 120,000,000 restricted common shares valued at $1,492,743 pursuant to the exclusive licensing agreement acquiring the manufacturing and distribution rights for the air to water harvester units.

(c)
The Company issued a total of 19,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan. These shares were issued at $0.013 per share for cash in the amount of $50,000 and to satisfy debt to related parties in the amount of $197,000.

(d)
The Company issued 625,000 restricted common shares for cash in the amount of $50,000 pursuant to a private placement subscription agreement. The Company received an additional $5,000 pursuant to a private placement subscription agreement and issued the 62,500 restricted common shares to the subscriber subsequent to year end.

(2)	2011 Stock Transactions -During the year ended December 31, 2011:

(a)	The Company issued 25,000 restricted common shares valued at $125 to a new director for his services.

(b)	The Company issued 6,950,000 restricted common shares valued at $99,300 pursuant to deferred compensation agreements.

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

(3)
2012 Stock Options

The Company issued a total of 19,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan. These shares were issued at $0.013 per share for cash in the amount of $50,000 and to satisfy debt to related parties in the amount of $197,000.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2011	-	-	-
Granted during 2012	26,000,000	0.013	5.00
Exercised during 2012	(19,000,000)	0.013
Balance, December 31, 2012	7,000,000	0.013	5.00

On December 7, 2012 the Company filed Registration Statements on Form S-8 to register 26,000,000 to be issue pursuant to the Company’s  2012 Stock. Incentive and Option Plan. All 26,000,000 shares have been granted and 19,000,000 have been exercised under the December 2012 Stock Option Plan.

The fair value of 7,000,000 of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.99%
Expected volatility	164.35%
Expected option life (in years)	1

The Company recognized stock-based compensation of $70,000 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

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

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

Fiscal Year Ended December 31	2012	2011

Revenue	$2,995	$ Nil
Operating Loss	(302,218)	(147,748)
Net Loss	(302,218)	(202,130)
Basic net loss per share	0.03	0.08
Cash dividends declared per share	-	-
Cash, cash equivalents, and short-term investments	86,781	90
Total assets	1,667,141	8,331
Long-term obligations	-	-
Stockholders’ equity (deficit)	1,090,942	(554,374)

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

Liquidity and Capital Resources.

For the year ended December 31, 2012, we had total assets of $1,587,141, compared to total assets in 2011 of $8,331. This includes a cash balance of $86,781, compared to $90 in 2011. We also have taxes recoverable of $1,233, accounts receivable of $3,354, available for sale securities with a fair value of $3,030 as at December 31, 2012 and intangible assets of $1,492,743 representing the exclusive license agreement to manufacture and distribute the air to water harvester units worldwide. The increase in assets was due the acquisition of the licensing agreement.

At December 31, 2012, we had current liabilities of $496,199, which was represented by accounts payable and accrued liabilities of $494,057 and $2,142 due to related parties. At December 31, 2011 we had current liabilities of $562,705. The decrease in liabilities was due to a decrease in amounts due to related parties.  At December 31, 2012, we had a working capital deficiency of $(404,831) (2011 - $(560,493).

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

Results of Operations

We realized $2,995 in income in 2012 from the sale of water harvester units ($Nil – 2011). During the year ended December 31, 2012 the loss is $302,218 (2011 - $202,130). This increase in loss was due to a increase in management and consulting fees and stock based compensation.

From inception to December 31, 2011 Bravo Enterprises Ltd. has incurred cumulative net losses of $25,201,690 resulting primarily from the write-down of $3,815,655 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of $258,580 of its investment in Legacy Platinum Group Inc., write-down of its investment in Terralene Fuels Corporation of $15,768 and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $5,014,218, stock based compensation of $1,989,869; office and general expenses of $2,928,361; professional fees of $1,217,981; interest expense of $98,282, research & development costs of $278,231 and software development costs of $737,300. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Terralene Fuels Corporation

The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

Our Plan of Operation for the Next Twelve Months
We do anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern.  We will need to fund the manufacturing and distribution of the air to water harvester units. To the extent that additional capital is raised through the sale of equity or equity- related securities, the issuance of such securities could result in dilution of our stockholders.  There can be no assurance that additional funding will be available on favorable terms, if at all.  If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

Bravo Enterprises Ltd. does not anticipate some expenditures within the next 12 months for further development of the air to water harvester units .The Company may elect to raise funds for further research and development through equity financing or possible joint venture partnerships. Bravo Enterprises Ltd. does not anticipate any significant exploration costs within the next 12 months, nor does the Bravo Enterprises Ltd. anticipate that it will lease or purchase any significant equipment within the next 12 months. Bravo Enterprises Ltd. does not anticipate a significant change in the number of its employees within the next 12 months.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Securities held in our equity and other investments portfolio and equity derivatives are subject to price risk, and generally are not hedged.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bravo Enterprises Ltd.
New York, USA

We have audited the accompanying balance sheets of Bravo Enterprises Ltd. (formerly Organa Gardens International Inc.) (a development stage company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ (deficit), cash flows and other comprehensive loss for each of the years in the two-year period ended December 31, 2012 and for the cumulative period from January 1, 1996 (inception of development stage) through to December 31, 2012.  Bravo Enterprises Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bravo Enterprises Ltd. as of December 31, 2012 and 2011, and the results of its activities and cash flows for each of the years in the two-year period ended 2012 and for the cumulative period from January 1, 1996 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s current liabilities exceed current assets, has incurred significant losses since inception and further losses are anticipated, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
Las Vegas, Nevada
April 15, 2013

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$86,781	$90
Taxes recoverable	1,233	2,122
Accounts receivable - related party	2,683	-
Accounts receivable	671	-
TOTAL CURRENT ASSETS	91,368	2,212

AVAILABLE FOR SALE SECURITIES – related parties	3,030	6,119
INTANGIBLE ASSETS	1,492,743	-

TOTAL ASSETS	$1,587,141	$8,331

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$494,057	$483,634
Due to related parties	2,142	79,071
TOTAL CURRENT LIABILITIES	496,199	562,705

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock:
- Class A voting stock, $0.001 par value, 5,000,000 shares authorized		-
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized		-
Common stock, $.001 par value, 500,000,000 shares authorized
147,178,530 (December 31, 2011 – 3,052,323) shares issued and outstanding	147,178	61,046
Additional paid-in capital	26,214,714	24,341,653
Shares to be issued	93,000	-
Subscriptions receivable	(80,000)	-
Deferred compensation	(84,160)	(62,590)
Deficit accumulated during the development stage	(20,741,057)	(20,438,839)
Deficit accumulated prior to the development stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive income	1,900	4,989
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,090,942	(554,374)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,587,141	$8,331

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ended December 31, 2012	Year ended December 31, 2011	Cumulative from January 1, 1996 (inception of development stage) to December 31, 2012

REVENUES – Water Unit Sales - related party	$2,396	$-	$2,396
Water Unit Sales - other	599	-	599
COST OF GOODS SOLD	1,500	-	1,500

GROSS PROFIT	1,495	-	1,495

GENERAL AND ADMINISTRATIVE EXPENSES
Litigation settlement	-	-	2,291,070
Management and consulting fees	109,050	36,046	5,014,668
Consulting fees – stock based compensation	70,000	-	1,989,869
Exploration costs	-	-	113,678
Loss on settlement of debt	-	-	718,784
General and administrative	86,279	86,463	2,928,361
Professional fees	38,384	25,239	1,217,981
Interest expense	-	-	98,282
Research and development costs	-	-	285,231
Software development costs	-	-	737,300
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	303,713	147,748	15,395,224

OTHER (INCOME) EXPENSES
Interest, royalty and other income	-	-	(82,138)
(Gain)/loss on sale of securities – related parties	-	-	(21,541)
Property Option Income	-	-	(130,000)
Write-down of securities - Legacy Platinum Group Inc.	-	51,469	258,580
Write-down of securities - Terralene Fuels Corporation	-	2,909	15,768
Write-down of interest in ACGT Corporation	-	-	1,406,000
Write-down of interest in oil and gas properties	-	4	3,815,659
Loss on Iceberg Drive Inn investment	-	-	85,000

TOTAL OTHER (INCOME) EXPENSES	-	54,382	5,347,328

Loss before income taxes	(302,218)	(202,130)	(20,741,057)
Income tax provision	-	-	-

NET LOSS	$(302,218)	$(202,130)	$(20,741,057)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,653,008	2,436,168

The accompanying notes are an integral part of these financial statements

BRAVO ENTRPISES LTD.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF EXPLORATION STAGE) TO DECEMBER 31, 2012

	Number Of Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Subscriptions	Treasury Stock	Promissory Notes Receivable	Deficit Accumulated During The Exploration Stage	Total

Balance, January 1, 1996	208	-	$4,361,900	$-	$-	$-	$(199,167)	$-	$(4,460,633)	$(297,900)
Shares issued to settle litigation – Jan. 9, 1996	21	-	2,469,882	-	-	-	-	-	-	2,469,882
		-	-	-	-	-	-		-	-
Net loss for the year ended December 31, 1996	-	-	-	-	-	-	-	-	(2,726,232)	(2,726,232)
Balance, December 31, 1996	229	-	6,831,782	-	-	-	(199,167)	-	(7,186,865)	(554,250)

Shares issued to settle note payable and accrued interest –Jan. 25, 1997	208	-	477,000	-	-	-	-	-	-	477,000
Shares issued for services at $1,801.20 per share – April 15, 1997	23	-	41,250	-	-	-	-	-	-	41,250
Shares issued for services at $610.00 per share – May 26, 1997	173	-	105,500	-	-	-	-	-	-	105,500
Net loss for the year ended December 31, 1997	-	-	-	-	-	-	-	-	(93,933)	(93,933)
Balance, December 31, 1997	633	-	7,455,532	-	-	-	(199,167)	-	(7,280,798)	(24,433)

Shares issued for services at $288.00 per share – Dec. 28, 1998	83	-	24,000	-	-	-	-	-	-	24,000
Shares issued for services at $120.00 per share – Dec. 28, 1998	6	-	750	-	-	-	-	-	-	750
Net loss for the year ended December 31, 1998	-	-	-	-	-	-	-	-	(45,655)	(45,655)
Balance, December 31, 1998	722	-	7,480,282	-	-	-	(199,167)	-	(7,326,453)	(45,338)
		-	-	-	-	-	-		-	-
Shares issued for services at $547.60 – Dec. 28, 1999	67	-	36,500	-	-	-	-	-	-	36,500
Net loss for the year ended December 31, 1999	-	-	-	-	-	-	-	-	(26,218)	(26,218)
Balance, December 31, 1999	789	-	7,516,782	-	-	-	(199,167)	-	(7,352,671)	(35,056)

Correction of treasury stock	-		(199,167)	-	-	-	199,167	-	-	-
Shares issued for software development at $720.00 per share– March 23, 2000	833	1	599,999	-	-	-	-	-	-	600,000
Shares issued for services and interest at $240.00 per share –Sept. 22, 2000	55	-	13,250	-	-	-	-	-	-	13,250
Shares issued for interest in oil and gas property at $696.00 per share – Sept. 22, 2000	2,292	3	1,594,997	-	-	-	-	-	-	1,595,000
Shares issued for services and advances at $1,008.00 per share – Sept. 24, 2000	304	-	306,600	-	-	-	-	-	-	306,600
Shares issued for services at $1,800.00 per share – Nov. 6, 2000	198	-	355,800	-	-	-	-	-	-	355,800
Share reconciliation	(1)	-	(1)	-	-	-	-	-	-	(1)
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	-	(1,223,108)	(1,223,108)
Balance, December 31, 2000	4,470	4	10,188,260	-	-	-	-	-	(8,575,779)	1,612,485

Common stock subscriptions, 417 shares at $1,680.00 per
share, net of finder’s fee of $70,000 – Jan. 30, 2001		-	-	-	-	-	630,000		-	630,000
Shares issued for Harvester Property finder’s fee at $1,402.80 per share – Feb. 27, 2001	21	-	29,250	-	-	-	-		-	29,250
Shares issued for debt at $1,728.00 per share – March 27, 2001	180	-	310,517	-	-	-	-		-	310,517
Shares issued for cash at $1,200.00 per share – July 13, 2001	146	-	175,000	-	-	-	-		-	175,000
Shares issued for debt at $1,200.00 per share – Aug. 15, 2001	181	-	217,229	-	-	-	-		-	217,229
Common stock subscriptions, 2 shares at $1,200.00 per share– July 10, 2001	-	-	-	-	-	-	3,000		-	3,000
Shares issued for cash at $648.00 per share, net of finder’s fee of $30,000 – Oct. 12, 2001	417	1	269,999	-	-	-	-		-	270,000
Shares issued for debt at $960.00 per share – Nov. 5, 2001	220	-	211,333	-	-	-	-		-	211,333
Shares issued for deferred compensation at $1,127.80 per share –Nov. 15, 2001	83	-	94,000	-	(94,000)	-	-		-	-
Deferred compensation expense recorded in the year	-	-	-	-	3,917	-	-		-	3,917
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-		(3,120,340)	(3,120,340)
Balance, December 31, 2001	5,718	5	11,495,588	-	(90,083)	-	633,000	-	(11,696,119)	342,391

Shares returned to treasury and cancelled – Jan. 21, 2002	(20)	-	(9,500)	-	-	-	-		-	(9,500)
Shares issued from stock subscriptions – Jan. 31, 2002	417	1	629,999	-	-	-	(630,000)		-	-
Shares issued for services at $816.00 per share – Feb. 19, 2002	382	-	311,478	-	-	-	-		-	311,478
Shares issued for acquisition of rights at $792.00 per share –March 6, 2002	1,667	2	1,319,998	-	-	-	-		-	1,320,000
Shares issued for services at $816.00 per share – March 31, 2002	146	-	119,000	-	-	-	-		-	119,000
Shares issued for services at $336.00 per share – May 21, 2002	1,790	2	601,608	-	-	-	-		-	601,610
Shares returned to treasury and cancelled – June 5, 2002	(42)	-	(33,000)	-	-	-	-		-	(33,000)
Shares issued for cash at $1,200.00 per share – Sept. 5, 2002	2	-	3,000	-	-	-	(3,000)		-	-
Shares issued for services at $192.00 per share – Sept 5, 2002	883	1	169,599	-	-	-	-		-	169,600
Shares issued for fees at $192.00 per share – Sept. 5, 2002	167	-	32,000	-	-	-	-		-	32,000
Shares issued for deferred compensation at $28.80 per share – Dec. 13, 2002	27,083	28	779,972	-	(780,000)	-	-		-	-
Shares issued for services at $28.80 per share – Dec. 16, 2002	15,375	15	442,785	-	-	-	-		-	442,800
Deferred compensation expense recorded in the year	-	-	-	-	44,707	-	-		-	44,707
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-		(3,360,353)	(3,360,353)
Balance, December 31, 2002	53,568	54	15,862,527	-	(825,376)	-	-	-	(15,056,472)	(19,267)

Shares issued for stock options at $36.00 – Jan. 2, 2003	1,250	1	44,999	-	-	-	-		-	45,000
Shares issued for stock options at $36.00 –Jan. 24, 2003	417	-	15,000	-	-	-	-		-	15,000
Shares issued for stock options at $36.00 –Feb.18, 2003	416	-	15,000	-	-	-	-		-	15,000
Shares issued for stock options at $36.00 – Feb.25, 2003	1,042	1	37,499	-	-	-	-		-	37,500
Shares issued for stock options at $36.00 – Mar.3, 2003	8,125	8	292,492	-	-	-	-		-	292,500
Shares returned to treasury and cancelled – Mar. 6, 2003	(5)	-	(5,500)	-	-	-	-		-	(5,500)
Shares issued for cash at $30.00 per share – Mar. 17,2003	3,333	3	99,997	-	-	-	-		-	100,000
Shares issued for stock options at $36.00 – May 12, 2003	2,917	4	104,996	-	-	-	-		-	105,000
Shares issued for stock options at $36.00 – May 30, 2003	2,916	3	104,997	-	-	-	-		-	105,000
Shares issued for stock options at $7.20 – June 13, 2003	3,750	4	26,996	-	-	-	-		-	27,000
Shares issued for stock options at $7.20 – June 23, 2003	1,250	1	8,999	-	-	-	-		-	9,000

Shares issued for stock options at $7.20 – June 26, 2003	417	-	3,000	-	-	-	-		-	3,000
Shares returned to treasury and cancelled – July 11, 2003	(3,333)	(3)	(39,997)	-	-	-	-		-	(40,000)
Shares issued for stock options at $7.20 – July 24, 2003	1,354	1	9,749	-	-	-	-		-	9,750
Shares issued for stock options at $7.20 – August 1, 2003	1,146	1	8,249	-	-	-	-		-	8,250
Shares issued for stock options at $7.20 – August 3, 2003	417	-	3,000	-	-	-	-		-	3,000
Shares issued for stock options at $7.20 – August 11, 2003	937	1	6,749	-	-	-	-		-	6,750
Shares issued for stock options at $7.20 – August 14, 2003	312	-	2,250	-	-	-	-		-	2,250
Shares issued for stock options at $9.60 – August 14, 2003	1,771	2	16,998	-	-	-	-		-	17,000
Shares issued for stock options at $9.60 - August 29, 2003	5,313	5	50,995	-	-	-	-		-	51,000
Shares issued for services at $18.00 per share – October 3, 2003	4,611	5	82,995	-	-	-	-		-	83,000
Shares issued for stock options at $11.40 – October 3, 2003	7,083	7	80,743	-	-	-	-		-	80,750
Shares issued for stock options at $11.40 – October 6, 2003	2,500	3	28,497	-	-	-	-		-	28,500
Shares issued for stock options at $9.60– October 21, 2003	6,667	7	63,993	-	-	-	-		-	64,000
Shares issued for stock options at $6.60 - October 24, 2003	1,852	2	12,222	-	-	(10,984)	-		-	1,240
Shares issued for stock options at $5.40 – October 27, 2003	6,667	7	35,993	-	-	(36,000)	-		-	-
Shares issued for mining property at $10.80 – October 27, 2003	833	1	8,999	-	-	-	-		-	9,000
Shares issued for stock options at $4.80 – November 3, 2003	7,250	7	34,793	-	-	(34,800)	-		-	-
Shares issued for stock options at $4.80 – November 12, 2003	8,333	8	39,992	-	-	(40,000)	-		-	-
Shares issued for stock options at $4.80 – November 13, 2003	3,083	3	14,797	-	-	(14,800)	-		-	-
Shares issued for stock options at $4.80 – November 18, 2003	10,750	11	51,589	-	-	(51,600)	-		-	-
Shares issued for stock options at $4.80 – November 24, 2003	9,148	9	43,901	-	-	(43,910)	-		-	-
Shares returned to treasury and cancelled – December 15, 2003	(1,000)	(1)	(17,999)	-	-	-	-		-	(18,000)
Stock Based Compensation	-	-	651,000	-	-	-	-		-	651,000
Deferred compensation expense recorded in the year	-	-	-	-	352,332	-	-		-	352,332
Net loss for the year ended December 31, 2003	-	-	-	-	-	-	-		(2,170,465)	(2,170,465)
Balance, December 31, 2003	155,090	155	17,800,510	-	(473,044)	(232,094)	-	-	(17,226,937)	(131,410)

Shares issued for services at $7.20 – January 15, 2004	17,500	17	125,983	-	(126,000)	-	-		-	-
Share subscriptions received – January 21, 2004	-	-	-	-	-	232,094	-		-	232,094
Shares issued for debt at $6.60 – February 11, 2004	25,833	26	170,474	-	-	-	-		-	170,500
Shares issued for mineral property at $6.60 – February 27, 2004	16,667	16	109,984	-	-	-	-		-	110,000
Shares issued for debt at $4.80 – May 26, 2004	41,666	42	199,958	-	-	-	-		-	200,000
Shares issued for stock options at $3.60 – July 7, 2004	22,917	23	82,477	-	-	-	-		-	82,500
Shares returned and cancelled – July 9, 2004	(3,500)	(4)	(18,996)	-	-	-	-		-	(19,000)
Shares issued for stock options at $4.80 – September 17, 2004	16,666	17	79,983	-	-	-	-		-	80,000
Shares returned and cancelled – September 28, 2004	(16,666)	(17)	(79,983)	-	-	-	-		-	(80,000)
Shares issued for stock options at $3.60 – September 28, 2004	18,750	19	67,481	-	-	-	-		-	67,500
Shares issued for services at $7.20 – October 1, 2004	1,667	2	12,998	-	(13,000)	-	-		-	-
Shares issued for stock options at $4.80 – October 7, 2004	10,000	10	47,990	-	-	-	-		-	48,000
Shares issued for stock options at $4.80 – November 22, 2004	55,000	55	263,945	-	-	-	-		-	264,000
Shares issued for stock options at $4.80 – November 23, 2004	11,667	11	55,989	-	-	-	-		-	56,000
Shares returned and cancelled – November 23, 2004	(5,000)	(5)	(23,995)	-	-	-	-		-	(24,000)
Shares returned and cancelled – November 24, 2004	(1,083)	(1)	(10,499)	-	-	-	-		-	(10,500)

Shares issued for salaries – December 1, 2004	1,667	2	19,998	-	-	-	-		-	20,000
Shares returned and cancelled – November 23, 2004	(33,333)	(33)	(159,967)	-	-	-	-		-	(160,000)
Shares issued for stock options at $4.80 - December 8, 2004	20,833	21	99,979	-	-	-	-		-	100,000
Shares issued for stock options at $4.80 - December 13, 2004	7,917	8	37,992	-	-	-	-		-	38,000
Shares issued for stock options at $4.80 - December 16, 2004	12,917	13	61,987	-	-	-	-		-	62,000
Stock Based Compensation	-	-	338,500	-	-	-	-		-	338,500
Deferred compensation expense recorded in the year	-	-	-	-	418,582	-	-		-	418,582
Unrealized losses on available for sale securities	-	-	-	(10,000)	-	-	-		-	(10,000)
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	-		(1,678,056)	(1,678,056)
Balance, December 31, 2004	377,175	377	19,282,788	(10,000)	(193,462)	-	-	-	(18,904,993)	174,710

Shares issued for stock options at $16.80 – January 20, 2005	8,333	8	139,992	-	-	-	-		-	140,000
Shares issued for stock options at $15.60 – January 21, 2005	5,000	5	77,995	-	-	-	-		-	78,000
Shares issued for services at $15.60 – January 21, 2005	833	1	12,999	-	-	-	-		-	13,000
Shares issued for cash at $3.00 – February 4, 2005, net of finder’s fee of $130,900 (Note (1))	99,167	99	761,501	-	-	-	-		-	761,600
Shares issued for finder’s fees at $13.20 – February 7, 2005 (Note 7(1))	29,917	30	394,870	-	-	-	-		-	394,900
Shares issued for services at $13.20 – February 7, 2005	4,167	4	54,996	-	-	-	-		-	55,000
Shares issued for stock options at $12.00 - February 10, 2005	1,083	1	12,999	-	-	-	-		-	13,000
Shares issued for services at $10.80 – February 17, 2005	1,667	2	17,998	-	-	-	-		-	18,000
Shares issued for stock options at $10.80 – February 25, 2005	417	-	4,500	-	-	-	-		-	4,500
Shares issued for stock options at $10.80 – March 22, 2005	3,133	3	33,837	-	-	-	-		-	33,840
Shares issued for stock options at $8.40 – April 7, 2005	4,167	4	34,996	-	-	-	-		-	35,000
Shares issued for stock options at $6.60 - April 21, 2005	8,333	8	54,992	-	-	-	-		-	55,000
Shares issued for stock options at $7.80 – May 17, 2005	7,500	8	58,492	-	-	-	-		-	58,500
Shares issued for stock options at $6.60 - April 29, 2005	4,167	4	27,496	-	-	-	-		-	27,500
Shares issued for stock options at $7.80 – May 26, 2005	10,833	11	84,489	-	-	-	-		-	84,500
Shares issued for stock options at $7.80 – June 14, 2005	4,167	4	32,496	-	-	-	-		-	32,500
Shares issued for stock options at $7.80 – June 28, 2005	5,416	5	42,245	-	-	-	-		-	42,250
Shares issued for services at $8.40 – June 28, 2005	6,666	7	55,993	-	-	-	-		-	56,000
Shares issued for stock options at $7.20 – August 10, 2005	10,250	10	73,790	-	-	-	-		-	73,800
Shares issued for stock options at $7.20 – August 11, 2005	2,083	2	14,998	-	-	-	-		-	15,000
Shares returned and cancelled– August 30, 2005	(2,083)	(2)	(16,248)	-	-	-	-		-	(16,250)
Shares issued for stock options at $6.60 – August 12, 2005	28,750	29	189,721	-	-	-	-		-	189,750
Shares issued for stock options at $6.60 – September 14, 2005	4,250	4	28,046	-	-	-	-		-	28,050
Shares issued for stock options at $6.60 – September 22, 2005	4,166	4	27,496	-	-	-	-		-	27,500
Shares issued for stock options at $6.60 – October 12, 2005	4,083	4	26,946	-	-	-	-		-	26,950
Shares issued for stock options at $7.80 – November 30, 2005	1,667	2	12,998	-	-	-	-		-	13,000
Shares issued for stock options at $6.60 – December 21, 2005	4,700	5	31,015	-	-	-	-		-	31,020
Stock based compensation	-	-	620,640	-	-	-	-		-	620,640
Deferred compensation expense recorded in the year	-	-	-	-	125,172	-	-		-	125,172
Unrealized losses on available for sale securities	-	-	-	(90,000)	-	-	-		-	(90,000)
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-		(1,950,963)	(1,950,963)
Balance December 31, 2005	640,007	639	22,195,076	(100,000)	(68,290)	-	-	-	(20,855,956)	1,171,469

Shares issued for stock options at $6.60 – January 16, 2006	3,333	3	21,997	-	-	-	-	-	-	22,000
Shares issued for stock options at $6.60 – February 6, 2006	3,333	3	21,997	-	-	-	-	-	-	22,000
Shares issued for stock options at $6.60 – February 23, 2006	1,667	2	10,998	-	-	-	-	-	-	11,000
Shares issued for services at $7.20 – January 21, 2006	1,667	2	11,998	-	-	-	-	-	-	12,000
Shares issued for cash at $2.00 – May 12, 2006, net of fees and expenses of $151,455 (Note (1))	133,333	133	648,412	-	-	-	-	-	-	648,545
Shares issued for finder’s fees – May 6, 2006 - (Note 7(1))	20,000	20	(20)	-	-	-	-	-	-	-
Shares issued for services at $7.20– May 23, 2006	833	1	7,499	-	-	-	-	-	-	7,500
Shares issued for stock options at $7.20 – May 24, 2006	1,667	2	11,998	-	-	-	-	-	-	12,000
Shares issued for services at $9.00 – May 25, 2006	8,333	8	74,992	-	(75,000)	-	-	-	-	-
Shares returned on reduction of finders’ fee – September 27, 2006 (Note 7(1))	(6,666)	(6)	6	-	-	-	-	-	-	-
Shares issued for stock options at $6.00 – October 2, 2006	94,583	95	567,405	-	-	-	-	(567,500)	-	-
Shares issued for stock options at $6.00 – October 3, 2006	8,750	9	52,491	-	-	-	-	(52,500)	-	-
Shares issued for services at $6.00 – November 1, 2006	8,000	8	47,992	-	(48,000)	-	-	-	-	-
Shares issued for services at $7.20 – December 12, 2006	1,167	1	8,399	-	-	-	-	-	-	8,400
Stock based compensation	-	-	241,000	-	-	-	-	-	-	241,000
Interest accrued on promissory notes receivable	-	-	-	-	-	-	-	(15,500)	-	(15,500)
Deferred compensation expense recorded in the year	-	-	-	-	134,492	-	-	-	-	134,492
Unrealized losses on available for sale securities	-	-	-	(8,889)	-	-	-	-	-	(8,889)
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	(738,090)	(738,090)
Balance December 31, 2006	920,007	920	23,922,240	(108,889)	(56,798)	-	-	(635,500)	(21,594,046)	1,527,927

Shares issued for services at $5.40 – January 16, 2007	166	-	900	-	-	-	-	-	-	900
Shares returned against promissory notes – April 25, 2007	(36,666)	(37)	(219,963)	-	-	-		220,000	-	-
Shares issued for stock options at $6.00 – April 26, 2007	13,333	13	79,987	-	-	(30,000)	-		-	50,000
Shares issued for stock options at $6.00 – June 5, 2007	3,333	3	19,997	-	-	(20,000)	-		-	-
Shares issued for services at $ 4.80 – June 12, 2007	6,667	7	31,993	-	-	-	-		-	32,000
Shares returned against promissory notes – June 19, 2007	(41,666)	(42)	(249,958)	-	-	-		250,000	-	-
Shares issued for stock options at $6.00 - July 15, 2007	833	1	4,999	-						5,000
Shares returned against promissory notes – August 15, 2007	(6,666)	(7)	(39,993)					40,000		-
Shares issued for services at $4.80 – August 15, 2007	6,666	7	31,993	-	(32,000)	-	-		-	-
Shares issued for stock options at $4.20 – September 21, 2007	1,667	1	6,999	-	-	-	-		-	7,000
Shares issued for stock options at $4.20 – September 26, 2007	2,083	2	8,748	-	-	-	-		-	8,750
Shares issued for stock options at $3.40 – October 30, 2007	5,000	5	16,995							17,000
Shares issued for stock options at $3.40 – November 1, 2007	10,000	10	33,990							34,000
Shares issued for stock options at $3.40 – December 20, 2007	8,000	8	27,192			(25,500)				1,700
Shares cancelled - December 31, 2007	(8,333)	(8)	8							-
Shares cancelled - December 31, 2007	(8,333)	(8)	(49,992)			50,000				-
Shares returned and cancelled - December 31, 2007	(7,500)	(7)	(25,493)			25,500				-
Share reconciliation	50	-	-							-
Stock based compensation			52,149							52,149
Settlement of promissory notes including interest								125,500		125,500
Deferred compensation expense recorded in the year					39,798					39,798
Unrealized gains on available for sale securities				614,942						614,942
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-		(593,789)	(593,789)

Balance December 31, 2007	868,641	$868	$23,652,791	$506,053	$(49,000)	$-	$-	$-	$(22,187,835)	$1,922,877

Shares issued for stock options at $2.60 – January 4, 2008	10,000	10	25,990							26,000
Shares issued for services at $2.20 – February 27, 2008	2,500	2	5,498							5,500
Shares issued for stock options at $2.00 – July 18, 2008	10,965	11	21,919							21,930
Shares issued for services at $2.20 – September 12, 2008	1,250	1	1,749							1,750
Stock based compensation			16,579							16,579
Deferred compensation expense recorded in the year					32,000					32,000
Unrealized gains on available for sale securities				340,936						340,936
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-		(1,871,917)	(1,871,917)

Balance December 31, 2008	893,356	892	$23,724,526	$846,989	$(17,000)	$-	$-	$-	$(24,059,752)	$495,655

Balance, December 31, 2008	893,356	892	23,725,500	846,989	(17,000)	0	0	0	(24,059,752)	495,591

Shares issued for cash at $1.40 -April 9, 2009	10,000	10	13,990							14,000
Shares issued for cash at $2.00 -April 9, 2009	12,500	12	24,988							25,000
Shares issued for cash at $2.00 -April 27, 2009	2,500	3	4,997							5,000
Shares issued hydroponic vertical farming design valued at $0.03 - June 9,2009	175,000	175	104,825							105,000
Shares issued for stock options at $ 0.60 – July 21, 2009	25,000	25	14,975							15,000
Shares issued for stock options at $ 0.60 – August 7, 2009	100,000	100	59,900							60,000
Shares issued for stock options at $ 0.60 – August 10, 2009	750	1	449							450
Shares issued for stock options at $ 0.60 – August 25, 2009	50,500	51	30,249							30,300
Shares issued for stock options at $ 0.60 – September 1, 2009	3,250	3	1,947							1,950
Shares issued for stock options at $ 0 60 – September 8, 2009	25,000	25	14,975							15,000
Shares issued for stock options at $ 0.60 – September 14, 2009	14,150	14	8,476							8,490
Shares issued for stock options at $ 0.60 – September 17, 2009	5,000	5	2,995							3,000
Shares issued for stock options at $ 0.60 – September 23, 2009	147,500	148	88,352							88,500
Shares issued for stock options at $ 0.60 – October 22, 2009	45,000	45	26,955							27,000
Shares issued for deferred compensation at $ 0.31 – November 18, 2009	25,000	25	7,575		(7,600)					-
Shares issued for stock options at $ 0.40 – December 16, 2009	8,750	9	3,491							3,500
Deferred compensation expense					8,844					8,844
Unrealized losses on available for sale securities				(795,927)						(795,927)
Net loss									(420,380)	(420,380)

Balance, December 31, 2009	1,543,256	1,543	24,134,639	51,062	(15,756)	0	0	0	(24,480,132)	(308,644)

Shares issued for stock options at $ 0.20 – January 25, 2010	40,250	40	8,010							8,050
Shares issued for stock options at $ 0.20 – March 9, 2010	15,000	15	2,985							3,000
Shares issued for stock options at $ 0.20 – March 23, 2010	5,000	5	995							1,000
Shares issued for stock options at $ 0.20 – April 15, 2010	50,000	50	9,950							10,000
Shares issued for deferred compensation at $ 0.10 – May 26, 2010	50,000	50	4,950		(5,000)					0
Shares issued for stock options at $0.06 - October 27, 2010	20,000	20	1,180							1,200
Shares issued for stock options at $0.05 - November 24, 2010	337,802	338	14,525							14,863
Shares issued for debt to related parties at $0.20- December 9, 2010	35,015	35	6,968							7,003
Deferred compensation expense					14,628					14,628
Unrealized gains on available for sale securities				46,795						46,795
Write down of securities				(91,682)						(91,682)
Net loss									(217,210)	(217,210)

Balance, December 31, 2010	2,096,323	2,096	24,184,202	6,174	(6,128)				(24,697,342)	(510,998)

Shares issued for services at $0.10 - January 13, 2011	1,250	1	124					125
Shares issued for debt to related parties at $0.40 - April 1, 2011	82,500	83	32,917					33,000
Shares issued for services at $0.20 - April 18, 2011	34,750	35	6,915					6,950
Shares issued for deferred compensation at $ 0.30 – July 7, 2011	325,000	325	97,175		(97,500)			0
Shares issued for debt to related parties at $0.24 - August 2, 2011	70,000	70	16,730					16,800
Shares issued for debt to related parties at $0.24 - August 15, 2011	90,000	90	21,510					21,600
Shares issued for debt to related parties at $0.24 - August 19, 2011	75,000	75	17,925					18,000
Shares issued for debt to related parties at $0.24 - September 12, 2011	35,000	35	8,365					8,400
Shares issued for deferred compensation at $ 0.30 – December 1, 2011	22,500	22	1,778		(1,800)			0
Shares issued for debt to related parties at $0.06 - December 29, 2011	220,000	220	12,980					13,200
Deferred compensation expense					42,838			42,838
Unrealized gains on available for sale securities				53,193				53,193
Write down of securities				(54,378)				(54,378)
Net loss							(202,130)	(202,130)

Balance, December 30, 2011	3,052,323	3,052	24,400,621	4,989	(62,590)		(24,899,472)	(553,400)

Shares issued for deferred compensation at $ 0.0221 – September 14, 2012	4,500,000	4,500	94,950		(99,450)			0
Shares issued for license - water harvester units at $0.013 - December 6, 2012	120,000,000	120,000	1,372,743					1,492,743
Shares issued for debt to related parties($145,000) & cash ($50,000)at $0.013 - December 11, 2012	15,000,000	15,000	180,000					195,000
Shares issued for debt to related parties = December 13, 2012	4,000,000	4,000	48,000					52,000
Shares issued for cash at $.08 - December 13, 2012	625,000	625	49,375					50,000
Shares to be issued						93,000		93,000
Share subsriptions receivable - 800,000 shares at $0.10						(80,000)		(80,000)
Stock Based Compensastion			70,000					70,000
Deferred compensation expense					77,880			77,880
Unrealized (loss) gains on available for sale securities				(3,089)				(3,089)
Net loss							(302,218)	(302,218)
Share reconciliation and rounding after 1:20 reverse split June 7, 2012	1,207	1	(975)					(974)

Balance, December 31, 2012	147,178,530	147,178	26,214,714	1,900	(84,160)	13,000	(25,201,690)	1,090,942

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2012	Year ended December 31, 2011	January 1, 1996-inception of devlopment stage to December 31, 2012

Net loss for the year	$(302,318)	$(202,130)	$(20,741,157)
Adjustments to reconcile net loss to net cash from operating activities:
- fees and services paid for with common shares	85,880	49,913	3,577,518
- non cash research and development	-	-	105,000
- other stock based compensation	70,000	-	1,989,468
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	4	2,970,722
- write-down of equities in Legacy Platinum Group Inc.	-	51,469	258,580
- write-down of equities in Terralene Fuels Corporation	-	2,909	15,768
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (gain)/loss on securities held for resale	-	-	(21,816)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	-	-	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	(68,953)	(3,605)	256,301
CASH FLOWS USED IN OPERATING ACTIVITIES	(215,391)	(101,440)	(5,379,777)
CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes	-	-	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	-	-	136,790
Interest in oil and gas properties – net of finders fees	-	-	(1,522,804)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	-	-	(1,442,878)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	105,000	-	5,203,325
Net advances (to) from related parties	197,082	101,480	1,286,111
Advances receivable	-	-	420,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	302,802	101,480	6,909,436
INCREASE (DECREASE) IN CASH	86,691	40	86,781
CASH, BEGINNING OF YEAR	90	50	-

CASH, END OF YEAR	$86,781	$90	$86,781

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
(A development stage company)

STATEMENTS OF OTHER COMPREHENSIVE (LOSS)

	For the years ended December 31,		For the period from January 1, 1996 to December 31
	2012	2011	2012

NET LOSS	$(302,218)	$(202,130)	$(20,741,057)

Unrealized gains on related party securities	(3,089)	(1,185)	1,900

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(3,089)	(1,185)	1,900

COMPREHENSIVE (LOSS)	$(305,307)	$(203,315)	$(20,739,157)

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2012 AND 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983.  The Company underwent a name change to Asdar Group on December 10, 1987, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on February 18, 2003, a name change to Avalon Gold Corporation on August 28, 2003, a name change to Avalon Energy Corporation on March 22, 2005, a name change to Shotgun Energy Corporation on September 25, 2007 and a name change to Organa Gardens International Inc. on February 26, 2009 and a name change to Bravo Enterprises Ltd. on June 1, 2012. The Company was dormant from 1991 to 1996 and currently has no revenue generating operations. The Company was considered a development stage company since January 1, 1996 and as a result of changing its business focus to air to water harvesting units is considered to be a development stage company. Expected operations will consist of manufacturing and distributing air to water harvesting units worldwide.

Going Concern
The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of  $25,201,690 since inception.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the manufacture and distribution of the air to water harvesting units.  The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$86,781	$-	$-	$425,380
Taxes recoverable	1,233			1,233
Accounts Receivable	3,354			3,354
Available securities	3,030	-	-	3,030
Intangible Assets	-	-	1,492,743	1,492,743
Total	$94,398	$-	$1,492,743	$1,587,141

Liabilities
Current and related party	$496,199	$-	$-	$496,199
Total	$496,199	$-	$-	$496,199

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 , “Intangibles-Goodwill and Other” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company's intangible assets consist of the acquisition of the license to import and distribute wine & liquor products and various brands and labels. The Company determined that the intangibles have an estimated useful life of 18 years and will be reviewed annually for impairment. Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company will commence amortization when the economic benefits of the assets begin to be consumed in January, 2013. Other intangibles are carried at acquisition cost less accumulated amortization. Amortization is provided over the estimated useful lives of the assets on straight line basis per annum.

Definite life intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. These tests involve the use of estimates and assumptions appropriate in the circumstances. In assessing fair value, valuation models are used that include discounted cash flows. The models use assumptions that include levels of growth in assets under management from net sales and market, pricing and margin changes, synergies achieved on acquisition, discount rates, and observable data for comparable transactions. As of December 31, 2012, the Company believed there was no impairment of its intangible assets and recorded the value of the intangible in the amount of $1,492,743 (2011- $Nil).

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

Revenue Recognition

Sales are recognized upon purchase by customers at our product facility. All sales at our product facility are final, allowing for no sales returns.

As at December 31, 2012, $3,354 (2011 - $Nil) is in accounts receivable from the sale of water units.

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

The Company adopted the amendments to ASC 350, “Intangibles-Goodwill and Others,” effective January 1, 2012. The amended guidance allows us to do an initial qualitative assessment of relevant events and circumstances to determine if fair value of a reporting unit is more likely than not to be less than its carrying value, prior to performing the two-step quantitative goodwill impairment test. The adoption of these amendments did not have a material impact on the Company’s financial statements.

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

During the year ended December 31, 2012, the Company sold Nil Terralene Fuels shares and recorded an unrealized loss of $148. As a result, the carrying value of the available for sale shares of Terralene Fuels is $89 as at December 31, 2012.

Legacy Platinum

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

During the year ended December 31, 2012, the Company sold Nil Legacy shares and recorded an unrealized loss of $2,941. As a result, the carrying value of the available for sale shares of Legacy is $2,941 as at December 31, 2011

Available for sale securities – related parties include the following:

	December 31,	December 31,
	2012	2011

3,676,335 (2011-3,676,335) shares of Legacy Platinum Group Inc.	$2,941	$5,882
98,612 (2011- 98,612) shares of Terralene Fuels Corporation	89	237
	$3,030	$6,119

NOTE 4 – INTANGIBLE ASSETS

On November 23, 2012, the Company signed an Exclusive Licensing Agreement with Water-For-The-World-Manufacturing Inc. of  Wellpinit, Washington with respect to its commercial atmospheric water harvester system.

Water-For-The-World-Manufacturing Inc. is a leader in the design, manufacture and distribution of water from air systems known as Air-to-Water Harvesters that extracts moisture from the air through a dehumidification process then filters and purifies the water for consumption. The company has developed a unique air drive system that will enable the machine not only to be powered through a conventional power source but also in emergency situations the machine can be powered directly from an engine using its patented drive system. The atmospheric water harvester can produce up to 3000 gallons of drinking water under optimum conditions.

Water-For-The-World-Manufacturing Inc. has appointed Bravo Enterprises Ltd. as its exclusive worldwide manufacturing and sales representative for the consideration of 120,000,000 restricted common shares of Bravo Enterprises Ltd. The company has proven concept and developed a production model exclusively for the generation of water for human consumption.

A portion of the 120,000,000 restricted common share consideration is being received by certain shareholders that also owned shares in Bravo Enterprises Ltd. prior to the November 23, 2012 agreement. The value of these shares considered a related party portion is $67,257 and as such, this amount has been eliminated from the transaction.

Intangible assets include the following:

Description	December 31,	December 31,
	2012	2011
18 year general license to manufacture and distribute water units	$1,560,000	$-
Less: related party portion of consideration for license	(67,257)	-
Less: accumulated amortization	-	-

Balance	$1,492,743	$-

NOTE 5 – ACQUISITIONS

(a). On March 6, 2009, the Company signed an agreement to acquire all of the assets of Organa Gardens Inc.(OGI), a Nevada Corporation in the business of hydroponics vertical farming. These assets include, but are not limited to all proprietary designs, engineering, technology, business models, plans and intellectual properties pertaining to the Organa Garden System-Discovery (OGS-D) and the Organa Garden System-Enterprise (OGS-E). Both the OGS-D and OGS-E are a rotary hydroponics vertical farming system designed with serviceability, ease-of-use and maximum harvest in mind. Both models are modular, allowing them to be expanded by stacking them. Its specially designed waterwheel technology allows the fully automated system to recycle and reuse 95% of the water used while requiring a negligible amount of energy to run.

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

All research and development costs are expensed as incurred and include costs of consultants who conduct research and development on behalf of the Company. For the years ended December 30, 2012 and 2011, the Company incurred $Nil in research and development costs. The Company has determined that it will no longer be proceeding with this project.

(b). On July 29, 2011, the Company has signed a Letter of Intent with Integrated Green Technologies LLC (IGT), of Fort Lauderdale, Florida to merge the two companies. A definitive agreement of the merger will be an exchange of restricted shares of the Company’s stock to IGT shareholders effecting a change of business which will still follow the Company’s green mandate. On August 17, 2011 the Company entered into a formal agreement with IGT and is currently conducting its due diligence. IGT is an industrial tools, machinery & equipment manufacturer including consumable supplies & materials. IGT is a distributor of heavy-duty blasting equipment and “green” environmentally safe mobile powder coating systems featuring the pending patent, Triplex Electrostatic/Electrostatic Thermal Spray/Non Electrostatic Thermal Spray and Powder Coating Spray and Conversion Device. The Company had advanced $8,000 to IGT for prepaid expenses as of December 31, 2011. The Company has written off this amount as of December 31, 2011. Upon completion of the due diligence process, the Company will issue a structured release of 3,000,000 post-reverse split restricted shares to be transferred under the Agreement. The structure shall be as follows: upon execution of the Agreement, 1,500,000 post-reverse split shares shall be issued immediately thereafter, an additional 750,000 post-reverse split shares shall be issued 120 days following the execution date and the balance of 750,000 post-reverse split shares shall be issued 240 days following the execution date. The Company is required to provide $250,000 in funding to IGT over a period of one year. As a result of the due diligence process, the Company is not proceeding with this acquisition due to complications with the current patent filed by IGT. Should IGT move forward and correct the deficiencies with the patent, the Company will re-consider the project.

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

On July 16, 2012 the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two year term, whereby Palisades provides investor relations services to the Company (valued at $27,625) in exchange for 1,250,000 restricted shares of the Company’s common stock.

On July 16, 2012, the Company entered into an agreement with 1063244 Alberta Ltd. (“1063244”), a private company controlled by a significant shareholder, with a two-year term, whereby 1063244 provides investment-banking services to the Company (valued at $33,150) in exchange for 1,500,000 restricted shares of the Company’s common stock.

On July 16, 2012, the Company entered into agreements with two consultants, for a two year term, whereby the consultants provide consulting services to the Company (valued at $38,675) in exchange for 1,750,000 shares of the Company’s common stock.

The Company amortizes the costs of these services over the respective terms of the contracts.  During the years ended December 31, 2012 and 2011, the Company recorded amortization of deferred compensation totaling $77,880 and $42,838 respectively. As of December 31, 2012 the unamortized portion of the deferred compensation totaled $84,160. (December 31, 2011 - $62,590).

NOTE 7 - STOCKHOLDERS’EQUITY

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

(1)	2012 Stock Transactions- During the year ended December 31, 2012:

(a)	The Company issued 4,500,000 restricted common shares valued at $99,450 pursuant to deferred compensation agreements. (See Note 6)

(b)
The Company issued 120,000,000 restricted common shares valued at $1,492,743 pursuant to the exclusive licensing agreement acquiring the manufacturing and distribution rights for the air to water harvester units. (See Note 4)

(c)
The Company issued a total of 19,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan. These shares were issued at $0.013 per share for cash in the amount of $50,000 and to satisfy debt to related parties in the amount of $197,000 for a total of $247,000

(d)
The Company issued 625,000 restricted common shares for cash in the amount of $50,000 pursuant to a private placement subscription agreement. The Company received an additional $5,000 pursuant to a private placement subscription agreement and issued the 62,500 restricted common shares to the subscriber subsequent to year end. (See Note 12)

(2)	2011 Stock Transactions -During the year ended December 31, 2011:

(a)	The Company issued 25,000 restricted common shares valued at $125 to a new director for his services.

(b)	The Company issued 6,950,000 restricted common shares valued at $99,300 pursuant to deferred compensation agreements. (See Note 6)

(c)
The Company issued a total of 2,345,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan. 1,650,000 shares were issued at $0.02 per share to satisfy debt to related parties in the amount of $33,000 and 695,000 shares were issued at $0.01 per share for consulting services totaling $6,950.

(d)	The Company issued 9,800,000 common shares pursuant to the Company’s 2011 Stock Incentive and Option Plan with a value of $78,000 for satisfaction of debt to related parties.

(3)
2012 Stock Options

The Company issued a total of 19,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan. These shares were issued at $0.013 per share for cash in the amount of $50,000 and to satisfy debt to related parties in the amount of $197,000, for a total of 247,000.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2011	-	-	-
Granted during 2012	26,000,000	0.013	5.00
Exercised during 2012	(19,000,000)	0.013
Balance, December 31, 2012	7,000,000	0.013	5.00

On December 7, 2012 the Company filed Registration Statements on Form S-8 to register 26,000,000 to be issue pursuant to the Company’s 2012 Stock. Incentive and Option Plan. All 26,000,000 shares have been granted and 19,000,000 have been exercised under the December 2012 Stock Option Plan.

The fair value of 7,000,000 of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.99%
Expected volatility	164.35%
Expected option life (in years)	1

The Company recognized stock-based compensation of $70,000 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

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
As of December 31, 2010, there were no stock options available for grant under the Company’s two 2009 Stock Incentive and Option Plan.
As of December 31, 2010, there were no stock options available for grant under the Company’s 2011 Stock Incentive and Option Plan.

On June 30, 2011 the Company filed Registration Statements on Form S-8 to register 9,800,000 to be issue pursuant to the Company’s 2011 Stock Incentive and Option Plan. All 9,800,000 shares have been granted and exercised under the June 2011 Stock Option Plan.

NOTE 8– RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, the Company incurred $4,000 (2011 -$6,125) in management fees to directors.

During the year ended December 31, 2012 the Company incurred $32,507 (2011 - $31,572) in rent and office expenses to a private company controlled by a shareholder.

During the year ended December 31, 2012, significant shareholders and companies controlled by significant shareholders earned $77,880 (2011 - $42,838) pursuant to prepaid services agreements.

During the year ended December 31, 2012, the Company acquired a exclusive license to manufacture and distribute air-to-water harvester units for consideration of 120,000,000 restricted common shares of the Company valued at $1,560,000. A portion of the 120,000,000 restricted common share consideration is being received by certain shareholders that also owned shares in Bravo Enterprises Ltd. prior to the November 23, 2012 agreement. The value of these shares considered a related party portion is $67,257 and as such, this amount has been eliminated from the transaction, leaving a net value of $1,492,743 for the license.

During the year ended December 31, 2012, the Company had sales of water units to related parties in the amount of $2,396 (2011 - $Nil).

As at December 31, 2012, accounts receivable include $2,683 (2011 - $Nil) due from related parties from the sale of water units.

The following amounts are due to related parties at:

	December 31, 2012	December 31, 2011

Significant shareholders	$2,142	$79,071

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. During the year, the Company issued shares pursuant to the exercise of stock options at $0.013 per share to satisfy debt to related parties in the amount of $197,000.

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended December 31, 2012	Year ended December 31, 2011
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

During the year ended December 31, 2012 the Company issued:

*	4,500,000 restricted common shares valued at $99,450 pursuant to deferred compensation agreements. (See Note 6)
*
120,000,000 restricted common shares valued at $1,492,743 pursuant to the exclusive licensing agreement acquiringthe manufacturing and distribution rights for the air to water harvester units. (See Note 4)

*
19,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan. These shares were issued at $0.013 per share for cash in the amount of $50,000 and to satisfy debt to related parties in the amount of $197,000.

*	625,000 restricted common shares valued at $50,000 pursuant to a private placement subscription agreement.
*	An additional $5,000 pursuant to a private placement subscription agreement and issued the 62,500 restricted common shares to the subscriber subsequent to year end.

During the year ended December 31, 2011 the Company issued:
•	25,000 restricted common shares valued at $125 to a new director for his services.
•	6,950,000 restricted common shares valued at $99,300 pursuant to deferred compensation agreements. (See Note 6)
•	9,800,000 common shares at $0.012 per share pursuant to the Company’s 2011 Stock. Incentive and Option Plan with a value of $78,000 for satisfaction of debt to related parties.
•
2,345,000 common shares pursuant to the exercise of options under the Company’s 2009 Stock Incentive and Option Plan. 1,650,000 shares were issued at $0.02 per share to satisfy debt to related parties in the amount of $33,000 and 695,000 shares were issued at $0.01 per share for consulting services.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”).  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of December 31, 2012, the Company is still in the process of having the certificates released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of December 31, 2012.

As of August 1, 2012, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years.

Payments	2013	2014	2015	TOTAL

Office Rent	$30,000	$30,000	$30,000	$90,000

NOTE 11 – INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of December 31, 2012, the Company has combined net operating losses carried forward totaling approximately $25,200,000 for tax purposes which expire through 2030. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

A reconciliation of income tax computed at the federal and state statutory tax rates is as follows:

	Year ended December 31, 2012	Year ended December 31, 2011

Federal income tax provision at statutory rate	(35.00)%	(35.00)%
State income tax provision at statutory rate, net of federal income tax effect	(0.00)	(0.00)

Total income tax provision rate	(35.00)%	(35.00)%

The actual income tax provisions differ from the expected amounts calculated by applying the federal income tax statutory rate to the Company’s loss before income taxes. The components of these differences are as follows:

	Year ended December 31, 2012	Year ended December 31, 2011

Loss before income taxes	$(302,218)	$(202,130)
Corporate tax rate	35.00%	35.00%

Expected tax expense (recovery)	(105,776)	(70,746)
Non-deductable stock based compensation	-	-
Unrecognized loss carry forward and other	-	-

Income tax provision	$-	$-

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2012	2011

Non-capital loss carry forwards	$8,167,000	$8,167,000
Valuation allowance	(8,167,000)	(8,167,000)
Net deferred tax asset	$-	$-

NOTE 12 – SUBSEQUENT EVENTS

The Company issued 80,000 restricted common shares valued at $8,000 pursuant to a consulting services agreement.

The Company issued 862,500 restricted common shares for cash in the amount of $85,000 ($5,000 received prior to December 31, 2012 and $80,000 received in January, 2013) pursuant to private placement subscription agreements.

In March, 2012, a majority of the shareholders entitled to vote on such matters approved an increase in the authorized common stock, $.001 par value from 200,000,000 authorized to 500,000,000 authorized.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria established in   Internal Control—Integrated Framework   issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2012, we did not maintain effective internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Code of Ethics

We intend to adopt a code of ethics in 2013 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions. We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal financial officer, principle accounting officer or controller, other persons performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

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

Our directors and principal executive officers are as specified on the following table:

Name and Address	Age	Position	Date of Appointment

Jaclyn Cruz	37	President & Director & CEO	November 18, 2008

Matt Kelly	39	Secretary, Treasurer & Director & CFO	February 1, 2012

The chart above specifies Bravo Enterprises Ltd. current officers and directors. All directors of the Company hold office until the next annual meeting or until their successors have been elected and qualified. All officers serve at the discretion of the Board of Directors. There are no familial relationships between our officers and directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending December 31, 2012 for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Jaclyn	2009	1,660	0	1,750	0	0	0	0	0
Cruz	2010	500	0	0	0	0	0	0	0
President	2011	4,000	0	0	0	0	0	0	0
	2012	3,000	0	0	0	0	0	0	0

MattKelly Secretary	2012	1,000	0	0	0	0	0	0	0

Sharon
Deutsch
Director	2011	1,000	0	0	0	0	0	0	0
**	2012	0	0	0	0	0	0	0	0

** Sharon Deutch resigned as Secretary, Treasurer and Director on February 1, 2012. Her resignation was not the result of any disputes with Bravo Enterprises Ltd.

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

Stock-based Compensation. During the year ended December 31, 2012, $70,000 (2011-$Nil) in stock-based compensation was recorded in our financial statements. Stock-based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model. We do not expect further stock-based compensation in 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2012, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Owner	Percent of Class Common Stock

Jaclyn Cruz	P.O. Box 63	25,000	0.0006%
President/Director/CEO	Farmingville, New York
	11738

Sharon Deutsch	35 South Ocean Ave.	-	0.00%
Secretary /Director /CFO	Patchogue, New York
(resigned February 1, 2012)	11772

Matt Kelly	123 Van Horne Ave.	-	0.00%
Secretary /Director /CFO	Holbrook, New York
(appointed February 1, 2012)	11741

All directors and Officers as a group		25,000	0.001%

(1) The beneficial owners of these shares are not known to Bravo Enterprises Ltd. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

No changes in the Company's internal controls over financial reporting occurred during the year ended December 31, 2012 and 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2012, the Company incurred $4,000 (2011 -$6,125) in management fees to directors.

During the year ended December 31, 2012 the Company incurred $32,507 (2011 - $31,572) in rent and office expenses to a private company controlled by a shareholder.

During the year ended December 31, 2012, significant shareholders and companies controlled by significant shareholders earned $77,880 (2011 - $42,838) pursuant to prepaid services agreements.

During the year ended December 31, 2012, the Company acquired a exclusive license to manufacture and distribute air-to-water harvester units for consideration of 120,000,000 restricted common shares of the Company valued at $1,560,000. A portion of the 120,000,000 restricted common share consideration is being received by certain shareholders that also owned shares in Bravo Enterprises Ltd. prior to the November 23, 2012 agreement. The value of these shares considered a related party portion is $67,257 and as such, this amount has been eliminated from the transaction, leaving a net value of $1,492,743 for the license.

During the year ended December 31, 2012, the Company had sales of water units to related parties in the amount of $2,396 (2011 - $Nil).

As at December 31, 2012, accounts receivable include $2,683 (2011 - $Nil) due from related parties from the sale of water units.

The following amounts are due to related parties at:

	December 31, 2012	December 31, 2011

Significant shareholders	$2,142	$79,071

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

2011:	$15,400
2012:	$20,400

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2011:	$0
2012:	$0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2011:	$0
2012:	$0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2011:	$0
2012:	$0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit 31.1 -	Section 906 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 31.2 -	Section 906 Certification of Periodic Report of the Chief Financial Officer.

Exhibit 32.1 -	Section 302 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 32.1 -	Section 302 Certification of Periodic Report of the Chief Financial Officer.

Exhibit 99-1 -	Amendment to the Articles of Incorporation of the Company filed April 23, 2012.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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
8-K filed May 15, 2012 with respect to announcing name change and 1:20 reverse split.
8-K filed May 15, 2012 with respect to approval of name change and 1:20 reverse split.
8-K filed November 30, 2012 with respect to entering into a material definitive agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

BBRAVO ENTERPRISES LTD.

Date: April 15, 2013	By:	/s/ Jaclyn Cruz
Jaclyn Cruz

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

By:	/s/ Jaclyn Cruz	Date: April 15, 2013
Jaclyn Cruz, Director and President

By:	/s/ Matt Kelly	Date: April 15, 2013
Matt Kelly, Secretary and Treasury