Form 10-Q
period 2013-03-31
BRAVO ENTERPRISES LTD.
filed 2013-05-20
CIK 746631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 15, 2013, there were 148,271,030 shares outstanding of the issuer’s common stock.

INDEX		PAGE

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheet as of March 31, 2013 (Unaudited) and December 31, 2012	3

	Statements of Operations (Unaudited) For the Three Month Period Ended March 31, 2013 and 2012, and the Period from January 1, 1996 through March 31, 2013	4

	Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2013 and 2012, and the Period from January 1, 1996 through March 31, 2013	5

	Statements of Other Comprehensive Loss (Unaudited) For the Three Months Ended March 31, 2013 and 2012 and the Period from January 1, 1996 through March 31, 2013	6

	Notes To Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T.	Controls and Procedures 11	21

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$5,751	$86,781
Taxes recoverable	1,910	1,233
Accounts receivable – related party	-	2,683
Accounts receivable	4,597	671
Prepaid expenses	12,300	-
TOTAL CURRENT ASSETS	24,558	91,268

AVAILABLE FOR SALE SECURITIES – related parties	44,333	3,030
INTANGIBLE ASSETS – net of amortization of $ 20,733 (2012 - $Nil)	1,472,010	1,492,743

TOTAL ASSETS	$1,540,901	$1,587,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$490,209	$494,057
Due to related parties	793	2,142
TOTAL CURRENT LIABILITIES	491,002	496,199

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Convertible preferred stock:	-	-
- Class A voting stock, $0.001 par value, 5,000,000 shares authorized
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
Common stock, $.001 par value, 500,000,000 shares authorized
148,121,030 (December 31, 2012 – 147,178,530) shares issued and outstanding	148,121	147,178
Additional paid-in capital	26,306,771	26,214,714
Shares to be issued	-	93,000
Subscriptions receivable	-	(80,000)
Deferred compensation	(67,978)	(84,160)
Deficit accumulated during the development stage	(20,919,585)	(20,741,057)
Deficit accumulated prior to the development stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive income	43,203	1,900
TOTAL STOCKHOLDERS’ EQUITY	1,049,899	1,090,942

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,540,901	$1,587,141

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012	Cumulative from January 1, 1996 (inception of development stage) to March 31, 2013

REVENUES - Water Unit Sales – related party	$-	$-	$2,396
- Water Unit Sales – other	4,104	-	4,703

TOTAL REVENUES	4,104	-	7,099

COST OF GOODS SOLD	2,365	-	3,865

GROSS PROFIT	1,739	-	3,234

GENERAL AND ADMINISTRATIVE EXPENSES
Litigation settlement	-	-	2,291,070
Management and consulting fees	116,718	16,074	5,131,386
Consulting fees – stock based compensation	-	-	1,989,869
Exploration costs	-	-	113,678
Loss on settlement of debt	-	-	718,784
General and administrative	32,830	18,347	2,961,191
Professional fees	10,386	6,873	1,228,367
Amortization	20,333	-	20,333
Interest expense	-	-	98,282
Research and development costs	-	-	285,231
Software development costs	-	-	737,300
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	180,267	41,294	15,575,491

OTHER (INCOME) EXPENSES
Interest, royalty and other income	-	-	(82,138)
(Gain)/loss on sale of securities – related parties	-	-	(21,541)
Property Option Income	-	-	(130,000)
Write-down of securities - Legacy Platinum Group Inc.	-	-	258,580
Write-down of securities - Terralene Fuels Corporation	-	-	15,768
Write-down of interest in ACGT Corporation	-	-	1,406,000
Write-down of interest in oil and gas properties	-	-	3,815,659
Loss on Iceberg Drive Inn investment	-	-	85,000

TOTAL OTHER (INCOME) EXPENSES	-	-	5,347,328

Loss before income taxes	(178,528)	(41,294)	(20,919,585)
Income tax provision	-	-	-

NET LOSS	$(178,528)	$(41,294)	$(20,919,585)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	147,335,613	3,391,470

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
(A development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31 ,		For the period from January 1, 1996 to March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(178,528)	$(41,294)	$(20,919,585)
Adjustments to reconcile net loss to net cash used in operating activities:
- fees and services paid for with common shares	16,182	19,824	3,593,700
- non cash research and development	-	-	105,000
- other stock-based compensation	-	-	1,919,468
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	-	2,970,722
- write-down of equities in Legacy Platinum Group Inc.	-	-	258,580
- write-down of equities in Terralene Fuels Corporation	-	-	15,768
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (Gain)/loss on sale of securities held for resale – related parties	-	-	(21,816)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	-	-	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	(7,958)	(203)	248,343

CASH FLOWS USED IN OPERATING ACTIVITIES	(169,934)	(21,267)	(5,549,711)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes receivable	-	-	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	-	-	136,790
Interest in oil and gas properties, net of finders fees	-	-	(1,522,804)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(1,442,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	80,000	-	5,283,325
Net advances (to) from related parties	8,904	21,200	1,295,015
Advances receivable	-	-	420,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	88,904	21,200	6,998,340

NET INCREASE (DECREASE) IN CASH	(81,030)	(67)	5,751

CASH, BEGINNING OF PERIOD	86,781	90	-

CASH, END OF PERIOD	$5,751	$23	$5,751

Supplemental cash flow information (See Note 8)

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
 (formerly Organa Gardens International Inc.)
 (A development stage company)
CONDENSED STATEMENTS OF OTHER COMPREHENSIVE (LOSS)
(Unaudited)

	For the three months ended March 31,		For the period from January 1, 1996 to March 31,
	2013	2012	2013

NET LOSS	$(178,528)	$(41,294)	$(20,919,585)

Unrealized gains on related party securities	41,303	3,259	43,203

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of tax	41,303	3,259	43,203

COMPREHENSIVE INCOME (LOSS)	$(137,225)	$(38,035)	$(20,876,382)

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

NOTE 1 – NATURE OF OPERATIONS

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The Company underwent a name change to Asdar Group on December 10, 1987, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on February 18, 2003, a name change to Avalon Gold Corporation on August 28, 2003, a name change to Avalon Energy Corporation on March 22, 2005, a name change to Shotgun Energy Corporation on September 25,2007 and a name change to Organa Gardens International Inc. on February 26, 2009 and a name change to Bravo Enterprises Ltd. on June 1, 2012. The Company was dormant from 1991 to 1996 and currently has no revenue generating operations. The Company was considered a development stage company since January 1, 1996 and as a result of changing its business focus to air to water harvesting units is considered to be a development stage company. Expected operations will consist of manufacturing and distributing air to water harvesting units worldwide.

GOING CONCERN

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $25,380,218 since inception. The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the manufacture and distribution of the air to water harvesting units. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X Article 8 “Financial Statements of Smaller Reporting Companies” as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2012 indexed in Form 10-K. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Concentration of Credit Risk

Cash in bank accounts is at risk to the extent that it exceeds U.S. Federal Deposit Insurance Corporation and Canadian Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its cash with high credit quality institutions. All cash is deposited in one prominent Canadian financial institution.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, receivables, prepaid expenses, available-for-sale securities and due to related parties. Management believes the fair values of these financial instruments approximate their carrying values due to their short-term nature. The Company adopted ASC Topic 820-10 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Topic 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements Topic 820-10 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of nonperformance risk including our own credit risk. In addition to defining fair value, Topic 820-10 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

In general, and where applicable, we use quoted prices in an active market for identical derivative assets and liabilities that are traded on exchanges. These derivative assets and liabilities are included in Level 1.The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$5,751	$-	$-	$5,751
Taxes recoverable	1,910			1,233
Accounts Receivable	4,597			4,597
Available securities	44,333	-	-	44,333
Prepaid Expenses	12,300			12,300
Intangible Assets	-	-	1,472,010	1,472,010
Total	$68,691	$-	$1,472,010	$1,540,901

Liabilities
Current and related party	$491,002	$-	$-	$491,002
Total	$491,002	$-	$-	$491,002

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

Definite life intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. These tests involve the use of estimates and assumptions appropriate in the circumstances. In assessing fair value, valuation models are used that include discounted cash flows. The models use assumptions that include levels of growth in assets under management from net sales and market, pricing and margin changes, synergies achieved on acquisition, discount rates, and observable data for comparable transactions. As of March 31, 2013, the Company believed there was no impairment of its intangible assets and recorded the value of the intangible, net of amortization of $20,733 in the amount of $1,472,010. (2012- $Nil).

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

Revenue Recognition

Sales are recognized upon purchase by customers at our product facility. All sales at our product facility are final, allowing for no sales returns. As at March 31, 2013, $4,597 (2012 - $Nil) is in accounts receivable from the sale of water units.

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

During the three month period ended March 31, 2013, the Company sold Nil Terralene Fuels shares and recorded an additional unrealized gain of $128 to March 31, 2013. As a result, the carrying value of the available for sale shares of Terralene Fuels is $217 as at March 31, 2013.

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

During the year ended December 31, 2012, the Company sold Nil Legacy shares and recorded an unrealized loss of $2,941. As a result, the carrying value of the available for sale shares of Legacy is $2,941 as at December 31, 2012.

During the three month period ended March 31, 2013, the Company sold Nil Legacy shares and recorded an additional unrealized gain of $41,175 to March 31, 2013. As a result, the carrying value of the available for sale shares of Legacy is $44,116 as at March 31, 2013.

Available for sale securities – related parties include the following:

	March 31,	December 31,
	2013	2012

3,676,335 (2012-3,676,335) shares of Legacy Platinum Group Inc.	$44,116	$2,941
98,612 (2012- 98,612) shares of Terralene Fuels Corporation	217	89

	$44,333	$3,030

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

Intangible assets include the following:

	March 31,	December 31,
Description	2013	2012

18 year general license to manufacture and distribute water units	$1,560,000	$1,560,000
Less: related party portion of consideration for license	(67,257)	(67,257)
Less: accumulated amortization	(20,333)	-

Balance	$1,472,010	$1,492,743

NOTE 5 – DEFERRED COMPENSATION

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

The Company amortizes the costs of these services over the respective terms of the contracts. During the three months ended March 31, 2013 and 2012, the Company recorded amortization of deferred compensation totaling $16,182 and $19,824 respectively. As of March 31, 2013 the unamortized portion of the deferred compensation totaled $67,978. (December 31, 2012 - $84,160).

NOTE 6- STOCKHOLDERS’ EQUITY

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

(1) 2013 Stock Transactions- During the three months ended March 31, 2013:

(a) The Company issued 80,000 restricted common shares valued at $8,000 to a consultant for her services earned in 2012.

(b) The Company issued 800,000 restricted common shares for cash in the amount of $80,000 pursuant to a private placement subscription agreements.

(c) The Company issued 62,500 restricted common shares for cash received in 2012 in the amount of $5,000 pursuant to a private placement subscription agreement.

(2) 2012 Stock Transactions

None.

(3) 2013 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Balance, December 31, 2011	-	-	-
Granted during 2012	26,000,000	0.013	5.00
Exercised during 2012	(19,000,000)	0.013
Balance, December 31, 2012	7,000,000	0.013	5.00
Granted during the period	-	-	-
Exercised during the period	-	-	-
Balance March 31,2013	7,000,000	0.013	5.00

On December 7, 2012 the Company filed Registration Statements on Form S-8 to register 26,000,000 to be issue pursuant to the Company’s 2012 Stock. Incentive and Option Plan. All 26,000,000 shares have been granted and 19,000,000 have been exercised under the December 2012 Stock Option Plan. In 2012, the Company recognized stock-based compensation of $70,000 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(4) 2012 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2011	-	-	-
Granted during the period
Exercised during the period
Balance March 31,2012	-	-	-

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2013, the Company incurred $5,000 (2012 -$1,000) in fees to directors.

During the three months ended March 31, 2013, the Company incurred $97,750 (2012 -$Nil) in consulting and management fees to shareholders or companies controlled by shareholders.

During the three months ended March 31, 2013, the Company incurred $8,688 (2012 - $8,230) in rent and office expenses to a private company controlled by a shareholder.

During the three months ended March 31, 2013, two companies controlled by significant shareholders earned $7,596 (2012 - $8,124) pursuant to the expired portion of deferred compensation agreements (see Note 5).

The following amounts are due to related parties at:

	March 31, 2013	December 31, 2012

Significant shareholders	$793	$2,142

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended March 31,
	2013	2012
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

During the three months ended March 31, 2013 the Company issued:

(a) 80,000 restricted common shares valued at $8,000 to a consultant for her services earned in 2012.
(b) 800,000 restricted common shares for cash in the amount of $80,000 pursuant to private placement subscription agreements.
(c) 62,500 restricted common shares for cash received in 2012 in the amount of $5,000 pursuant to a private placement subscription agreement.

During the three months ended March 31, 2012 the Company issued no shares.

NOTE 9 – INCOME TAXES

As of March 31, 2013, the Company had net operating loss carryforwards of approximately $25,400,000 that may be available to reduce future years' taxable income and will expire between the years 2013 - 2033. Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

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

NOTE 11 – SUBSEQUENT EVENTS

In April, 2013, the Company issued 150,000 restricted common shares for cash received in the amount of $15,000 pursuant to a private placement subscription agreement.

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

The harvesters feature innovative technology that operates by:

*	Pulling air through a filter and coil.
*	This cools the incoming air, thus producing condensation.
*	It then captures the water.
*	The water is pumped through a series of filtration systems andgermicidal ultraviolet reactors for purification.

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

Intangible assets include the following:

	March 31,	December 31,
Description	2013	2012

18 year general license to manufacture and distribute water units	$1,560,000	$1,560,000
Less: related party portion of consideration for license	(67,257)	(67,257)
Less: accumulated amortization	(20,333)	-

Balance	$1,472,010	$1,492,743

For additional information, refer to the Company’s website, www.splashwatersolutions.org or www.bravoenterprises.ws

As of March 31, 2013, the Company has prepared an executive summary/business plan for the marketing and distribution of the air-to-waster harvesting units and intends to begin carrying out the plan. In conducting the business of marketing and distributing the air-to-water harvester units, Bravo Enterprises Ltd. may do business under the name of Splash Water Solutions Inc. The executive summary is included in this document for reference as Exhibit 99.1.

Liquidity and Capital Resources.

At March 31, 2013, we had total assets of $1,540,901. This includes a cash balance of $5,751, taxes recoverable of $1,910, accounts receivable of $4,597, prepaid expenses of $12,300, available for sale securities with a fair value of $44,333 as at March 31, 2013 and intangible assets of $1,492,743 representing the exclusive license agreement to manufacture and distribute the air to water harvester units worldwide. The increase in assets was due the acquisition of the licensing agreement.

At March 31, 2013, we had current liabilities of $491,002, which was represented by accounts payable and accrued liabilities of $490,209 and $793 due to related parties. As of December 31, 2011 we had current liabilities of $496,199. The decrease in liabilities was a result of a decrease in related party payables. At March 31, 2013, we had a working capital deficiency of $466,444 (December 31, 2012 - $324,831).

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

Results of Operations

We have realized nominal revenue of $7,099 from operations to date. Loss from operations for the three month period ended March 31, 2013 was $178,528 (2012 - $41,294). This increase in loss was due to the incurrence of more expenditures in management and consulting fees relating to the new air-to-water harvester unit project.

From January 1, 1996 to March 31, 2013 our Company has incurred cumulative net losses of $20,919,585 resulting primarily from the write-down of $3,815,655 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of equities in Legacy Platinum Group Inc. of $258,580, write-down of equities in Terralene Fuels Corporation of $15,768 and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $7,121,255, office and general expenses of $2,961,191; professional fees of $1,228,367; interest expense of $98,282, exploration costs of $113,678, loss on settlement of debt of $718,784, software development costs of $737,300, amortization costs of $20,333 and research and development costs of $285,231. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Terralene Fuels Corporation, $82,138 in interest and royalty income and a gain on the sale of securities – related parties of $21,541.

The cash and equivalents constitute our present internal sources of liquidity.

Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

Our Plan of Operation for the Next Twelve Months

We do anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern. Bravo Enterprises Ltd. does not anticipate any significant development costs within the next 12 months, nor does Bravo Enterprises Ltd. anticipate that it will lease or purchase any significant equipment within the next 12 months. Bravo Enterprises Ltd. does not anticipate a significant change in the number of its employees within the next 12 months. However, Bravo Enterprises Ltd. does not anticipate some expenditures within the next 12 months for further development of the air to water harvester units.

Off-Balance Sheet Arrangements

Our company has not entered into any off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2013, we had cash in the amount of $5,751. We have generated nominal revenues of $7,009 revenues since inception and have incurred a net loss of $20,919,585 from our re-entry into development stage on January 1, 1996 to March 31, 2013. Our current operating funds are insufficient to cover the next phase of marketing and distribution of the air-to-water harvester units. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated expenditures.

Item 4T.  Controls and Procedures.

Our management carried out an evaluation with the participation of our Chief Executive Officer who serves as our principal executive officer and principal financial and accounting officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of March 31, 2013.

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

(1) 2013 Stock Transactions- During the three months ended March 31, 2013:

(a) The Company issued 80,000 restricted common shares valued at $8,000 to a consultant for her services earned in 2012.

(b) The Company issued 800,000 restricted common shares for cash in the amount of $80,000 pursuant to a private placement subscription agreements.

(c) The Company issued 62,500 restricted common shares for cash received in 2012 in the amount of $5,000 pursuant to a private placement subscription agreement.

(2) 2012 Stock Transactions

None.

(3) 2013 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Balance, December 31, 2011	-	-	-
Granted during 2012	26,000,000	0.013	5.00
Exercised during 2012	(19,000,000)	0.013
Balance, December 31, 2012	7,000,000	0.013	5.00
Granted during the period	-	-	-
Exercised during the period	-	-	-
Balance March 31,2013	7,000,000	0.013	5.00

On December 7, 2012 the Company filed Registration Statements on Form S-8 to register 26,000,000 to be issue pursuant to the Company’s 2012 Stock. Incentive and Option Plan. All 26,000,000 shares have been granted and 19,000,000 have been exercised under the December 2012 Stock Option Plan.In 2012, the Company recognized stock-based compensation of $70,000 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(4) 2012 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Balance, December 31, 2011	-	-	-
Granted during the period
Exercised during the period
Balance March 31,2012	-	-	-

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

Exhibit 31.1	Section 906 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 31.2	Section 906 Certification of Periodic Report of the Chief Financial Officer.

Exhibit 32.1	Section 302 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 32.2	Section 302 Certification of Periodic Report of the Chief Financial Officer.

Exhibit 99.1	Executive Overview

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

BRAVO ENTERPRISES LTD.

Date: May 20, 2013	By:	/s/ Jaclyn Cruz
Jaclyn Cruz
President and C.E.O

Date: May 20, 2013	By:	/s/ Matt Kelly
Matt Kelly
Secretary, Treasurer and C.F.O.