Form 10-Q
period 2013-06-30
BRAVO ENTERPRISES LTD.
filed 2013-08-19
CIK 746631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________to__________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

On August 15, 2013, there were 152,271,030 shares outstanding of the issuer’s common stock.

INDEX		PAGE

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

	Balance Sheet as of June 30, 2013 (Unaudited) and December 31, 2012	F-1

	Statements of Operations (Unaudited) For the Three and Six Month Periods Ended June 30, 2013 and 2012, and the Period from January 1, 1996 through June 30, 2013	F-2

	Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2013 and 2012, and the Period from January 1, 1996 through June 30, 2013	F-3

	Statements of Other Comprehensive Loss (Unaudited) For the Three and Six Month Periods Ended June 30, 2013 and 2012 and the Period from January 1, 1996 through June 30, 2013	F-4

	Notes To Financial Statements (Unaudited)	F-5

Item 2.	Management's Discussion and Analysis or Plan of Operation	4-6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6

Item 4T.	Controls and Procedures	6

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 1A.	Risk Factors	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Mine Safety Disclosures	9

Item 5.	Other Information	9

Item 6.	Exhibits	10

SIGNATURES		11

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$457	$86,781
Taxes recoverable	1,081	1,233
Accounts receivable – related party	1,456	2,683
Accounts receivable	4,597	671
Prepaid expenses	38,400	-
TOTAL CURRENT ASSETS	45,991	171,368

AVAILABLE FOR SALE SECURITIES – related parties	22,275	3,030
INTANGIBLE ASSETS – net of amortization of $ 41,465 (2012 - $Nil)	1,451,278	1,492,743

TOTAL ASSETS	$1,519,544	$1,587,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$489,567	$494,057
Due to related parties	219	2,142
TOTAL CURRENT LIABILITIES	489,786	496,199

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Convertible preferred stock:
- Class A voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
Common stock, $.001 par value, 500,000,000 shares authorized
152,271,030 (December 31, 2012 – 147,178,530) shares issued and outstanding	152,271	147,178
Additional paid-in capital	26,369,621	26,214,714
Shares to be issued	-	93,000
Subscriptions receivable	-	(80,000)
Deferred compensation	(51,796)	(84,160)
Deficit accumulated during the development stage	(21,000,850)	(20,741,057)
Deficit accumulated prior to the development stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive income	21,145	1,900
TOTAL STOCKHOLDERS’ EQUITY	1,029,758	1,090,942

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,519,544	$1,587,141

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,		For the period from January 1, 1996 to June 30,
	2013	2012	2013	2012	2013

REVENUES - Water Unit Sales – related party	$1,300	-	$1,300	$-	$3,696
- Water Unit Sales - other		-	4,104		4,703

TOTAL REVENUES	1,300	-	5,404	-	8,399
				-
COST OF GOODS SOLD	600	-	2,965		4,465
				-
GROSS PROFIT	700	-	2,439	-	3,934

GENERAL & ADMINISTRATIVE EXPENSES
Litigation settlement	-	-	-	-	2,291,070
Management and consulting fees	27,655	15,766	144,373	31,840	5,159,041
Consulting fees – stock based compensation	-	-	-	-	1,989,869
Exploration costs	-	-	-	-	113,678
Loss on settlement of debt	-	-	-	-	718,784
General and administrative	25,382	19,095	57,812	37,442	2,986,173
Professional fees	8,196	3,697	18,582	10,570	1,236,563
Amortization	20,732	-	41,465	-	41,465
Interest expense	-	-	-	-	98,282
Research and development costs	-	-	-	-	285,231
Software development costs	-	-	-	-	737,300

TOTAL GENERAL & ADMIN. EXPENSES	81,965	38,558	262,232	79,852	15,657,456

OTHER (INCOME ) EXPENSES
Interest, Royalty and Other Income	-	-	-	-	(82,138)
(Gain)/loss on sale of securities – related parties	-	-	-	-	(21,541)
Property option income	-	-	-	-	(130,000)
Write-down of securities – Legacy Platinum Group	-	-	-	-	258,580
Write-down of securities – Golden Star Enterprises	-	-	-	-	15,768
Write-down of interest in ACGT Corporation	-	-	-	-	1,406,000
Write-down of interest in oil and gas properties	-	-	-	-	3,815,659
Loss on Iceberg Drive Inn Investment	-	-	-	-	85,000

TOTAL OTHER (INCOME ) EXPENSES	-	-	-	-	5,347,328

Loss before Income Taxes	(81,265)	(38,558)	(259,793)	(79,852)	(21,000,850)
Income Tax Provision		-	-	-	-

NET LOSS FOR THE PERIOD	$(81,265)	(38,558)	$(259,793)	$(79,852)	$(21,000,850)

BASIC NET LOSS PER SHARE	$(.00)	(.02)	$(.01)	$(.03)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	149,112,239	3,053,524	148,228,834	3,053,524

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
(A development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,		For the period from January 1, 1996 to June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(259,793)	$(79,852)	$(21,000,850)
Adjustments to reconcile net loss to net cash used in operating activities:
- amortization of license	41,465	-	41,465
- fees and services paid for with common shares	32,364	39,340	3,609,882
- non cash research and development	-	-	105,000
- other stock-based compensation	-	-	1,989,468
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	-	2,970,722
- write-down of equities in Legacy Platinum Group Inc.	-	-	258,580
- write-down of equities in Golden Star Enterprises ltd.	-	-	15,768
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (Gain)/loss on sale of securities held for resale – related parties	-	-	(21,816)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	-	-	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	(18,068)	(1,782)	238,233

CASH FLOWS USED IN OPERATING ACTIVITIES	(204,212)	(42,294)	(5,583,989)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes receivable	-	-	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	-	-	136,790
Interest in oil and gas properties, net of finders fees	-	-	(1,522,804)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(1,442,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	147,000	-	5,350,325
Net advances (to) from related parties	(29,112)	58,773	1,256,999
Advances receivable	-	-	420,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	117,888	58,773	7,027,324

NET INCREASE (DECREASE) IN CASH	(86,324)	14,920	457

CASH, BEGINNING OF PERIOD	86,781	90	-

CASH, END OF PERIOD	$457	$15,010	$457

See Supplemental Cash Flow Information  (Note 8).

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
(A development stage company)
CONDENSED STATEMENTS OF OTHER COMPREHENSIVE (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		For the period from January 1, 1996 to June 30,
	2013	2012	2013	2012	2013

NET LOSS	$(81,265)	$(38,558)	$(259,973)	$(79,582)	$(21,000,850)

Unrealized gains (losses) on related party securities	(22,058)	(4,819)	19,245	(1,559)	21,145

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(22,058)	(4,819)	19,245	(1,559)	21,145

COMPREHENSIVE INCOME (LOSS)	$(103,323)	$(43,377)	$(240,728)	$(81,411)	$(20,979,705)

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The Company underwent a name change to Asdar Group on December 10, 1987, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on February 18, 2003, a name change toAvalon Gold Corporation on August 28, 2003, a name change to Avalon Energy Corporation on March 22, 2005, a name change to Shotgun Energy Corporation on September 25,2007 and a name change to Organa Gardens International Inc. on February 26, 2009 and a name change to Bravo Enterprises Ltd. on June 1, 2012. The Company was dormant from1991 to 1996 and currently has nominal revenue generating operations. The Company was considered a development stage company since January 1, 1996 and as a result of changing its business focus to air to water harvesting units is considered to be a development stage company. Expected operations will consist of manufacturing and distributing air to water harvesting units worldwide.

GOING CONCERN
The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $25,461,483 since inception. The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the manufacture and distribution of the air to water harvesting units. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

In general, and where applicable, we use quoted prices in an active market for identical derivative assets and liabilities that are traded on exchanges. These derivative assets and liabilities are included in Level 1.The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$457	$-	$-	$457
Taxes recoverable	1,081			1,081
Accounts Receivable	6,053			6,053
Available securities	22,275	-	-	22,275
Prepaid Expenses	38,400			38,400
Intangible Assets	-	-	1,451,278	1,451,278
Total	$68,266	$-	$1,451,278	$1,519,544

Liabilities
Current and related party	$489,786	$-	$-	$489,786
Total	$489,786	$-	$-	$489,786

NOTE 2 – BASIS OF PRESENTATION (con’t.)

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

Definite life intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. These tests involve the use of estimates and assumptions appropriate in the circumstances. In assessing fair value, valuation models are used that include discounted cash flows. The models use assumptions that include levels of growth in assets under management from net sales and market, pricing and margin changes, synergies achieved on acquisition, discount rates, and observable data for comparable transactions. As of June 30, 2013, the Company believed there was no impairment of its intangible assets and recorded the value of the intangible, net of amortization of $41,465 in the amount of $1,451,278. (2012- $Nil).

NOTE 2 – BASIS OF PRESENTATION (con’t.)

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

Revenue Recognition
Sales are recognized upon purchase by customers at our product facility. All sales at our product facility are final, allowing for no sales returns. As at June 30, 2013, $6,053 (2012 - $Nil) is in accounts receivable from the sale of water units.

Recent Accounting Pronouncements
There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on our financial statements at June 30, 2013.

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

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES – RELATED PARTIES

Golden Star Enterprises Ltd.
During 2004, the Company received 111,111 restricted Rule 144 shares of Golden Star Enterprises Ltd. (“Golden Star”), a public company with directors and significant shareholders in common.  The restricted shares were received as non-refundable consideration pursuant to agreements with Golden Star dated November 10, 2004 and December 10, 2004 to acquire certain mineral property interests from the Company.  These agreements were subsequently terminated.  Effective December 31, 2004 the Company recorded, as other comprehensive loss for the year, a $10,000 unrealized loss in the carrying value of its shares of Golden Star.  During the years ended December 31, 2005 and 2006 the Company recorded additional unrealized losses in the carrying value of its shares of Golden Star totalling $90,000 and $8,889 respectively, which were recorded as other comprehensive loss for those years.  During the year ended December 31, 2007, the Company sold 2,500 shares resulting in a realized gain of $165 and recorded an additional unrealized loss of $473 in 2007. During the year ended December 31, 2008, the Company sold 10,000 shares resulting in a realized loss of $800 and recorded an additional unrealized loss of $15,026 to December 31, 2008. As a result, the carrying value of the available for sale shares of Golden Star is $2,712 as at December 31, 2008.

During the year ended December 31, 2009, the Company recorded an unrealized gain of $1,232. As a result, the carrying value of the available for sale shares of Golden Star is $3,945 as at December 31, 2009.

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES – RELATED PARTIES (con’t)

During the year ended December 31, 2010, the Company sold Nil Golden Star shares and recorded an unrealized gain of $11,774. As a result, the carrying value of the available for sale shares of Golden Star is $2,860 as at December 31, 2010. Effective December 31, 2010, the Company recorded a $12,859 write-down of its investment in Golden due to an other-than-temporary decline in the value of the shares.

During the year ended December 31, 2011, the Company sold Nil Golden Star shares and recorded an unrealized loss of $2,623. As a result, the carrying value of the available for sale shares of Golden Star is $237 as at December 31, 2011. Effective December 31, 2011, the Company recorded a $2,909 write-down of its investment in Golden due to an other-than-temporary decline in the value of the shares. During the year ended December 31, 2012, the Company sold Nil Golden Star shares and recorded an unrealized loss of $148. As a result, the carrying value of the available for sale shares of Golden Star is $89 as at December 31, 2012.

During the six month period ended June 30, 2013, the Company sold Nil Golden Star shares and recorded an additional unrealized gain of $128 to June 30, 2013. As a result, the carrying value of the available for sale shares of Golden Star is $217 as at June 30, 2013.

Legacy Platinum Group Inc.
During 2003 the Company settled an outstanding debt receivable of $122,988 from Legacy Platinum Group Inc. (“Legacy”) for the issue of 1,229,880 restricted shares of Legacy representing a then 9.8% interest in Legacy. During 2004, the Company wrote this investment down to $1 because management determined that it was not recoverable within a reasonable period of time. Effective December 31, 2007, the Company recorded, as other comprehensive income for the year, a $604,440 unrealized gain in the carrying value of its shares of Legacy.

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

During the six month period ended June 30, 2013, the Company sold Nil Legacy shares and recorded an additional unrealized gain of $19,117 to June 30, 2013. As a result, the carrying value of the available for sale shares of Legacy is $22,058 as at June 30, 2013.

Available for sale securities – related parties include the following:

	June 30,	December 31,
	2013	2012

3,676,335 (2012-3,676,335) shares of Legacy Platinum Group Inc.	$22,058	$2,941
98,612 (2012- 98,612) shares of Golden Star Enterprises Ltd.	217	89

	$22,275	$3,030

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

Intangible assets include the following:

Description	June 30,	December 31,
	2013	2012
18 year general license to manufacture and distribute water units	$1,560,000	$1,560,000
Less: related party portion of consideration for license	(67,257)	(67,257)
Less: accumulated amortization	(41,465)	-

Balance	$1,451,278	$1,492,743

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

The Company amortizes the costs of these services over the respective terms of the contracts.  During the six months ended June 30, 2013 and 2012, the Company recorded amortization of deferred compensation totaling $32,364 and $39,340 respectively.  As of June 30, 2013 the unamortized portion of the deferred compensation totaled $51,796. (December 31, 2012 - $84,160).

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

(1) 2013 Stock Transactions- During the six months ended June 30, 2013:
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
(d) The Company issued 150,000 restricted common shares for cash in the amount of $15,000 pursuant to a private placement subscription agreement.
(e) The Company issued 4,000,000 common shares for cash in the amount of $52,000 pursuant to the exercise of incentive stock options in accordance  with the 2012 Stock Option Plan.

(2) 2012 Stock Transactions - None.

(3) 2013 Stock Options
The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Balance, December 31, 2011	-	-	-
Granted during 2012	26,000,000	0.013	5.00
Exercised during 2012	(19,000,000)	0.013
Balance, December 31, 2012	7,000,000	0.013	5.00
Granted during the period	-	-	-
Exercised during the period	(4,000,000)	-	-
Balance June 30, 2013	3,000,000	0.013	5.00

On December 7, 2012 the Company filed Registration Statements on Form S-8 to register 26,000,000 to be issue pursuant to the Company’s 2012 Stock. Incentive and Option Plan. All 26,000,000 shares have been granted and 23,000,000 have been exercised under the December 2012  Stock Option Plan. In 2012, the Company recognized stock-based compensation of $70,000 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(4) 2012 Stock Options
The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2011	-	-	-
Granted during the period
Exercised during the period
Balance June 30, 2012	-	-	-

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2013, the Company incurred $8,000 (2012 -$2,000) in fees to directors.

During the six months ended June 30, 2013, the Company incurred $109,850 (2012 -$Nil) in consulting and management fees to shareholders or companies controlled by shareholders.

During the six months ended June 30, 2013, the Company incurred $17,254 (2012 - $16,879) in rent and office expenses to a private company controlled by a shareholder.

During the six months ended June 30, 2013, two companies controlled by significant shareholders earned $15,192 (2012 - $15,942) pursuant to the expired portion of deferred compensation agreements (see Note 5).

The following amounts are due to related parties at:

	June 30, 2013	December 31, 2012

Significant shareholders	$219	$2,142

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended June 30,
	2013	2012
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

During the six months ended June 30, 2013 the Company issued:
(a) 80,000 restricted common shares valued at $8,000 to a consultant for her services earned in 2012.
(b) 800,000 restricted common shares for cash in the amount of $80,000 pursuant to private placement subscription agreements.
(c) 62,500 restricted common shares for cash received in 2012 in the amount of $5,000 pursuant to a private placement subscription agreement.
(d) 150,000 restricted common shares for cash in the amount of $15,000 pursuant to a private placement subscription agreement.
(e) 4,000,000 common shares for cash in the amount of $52,000 pursuant to the exercise of incentive stock options pursuant to the 2012 Stock Option Plan.

During the six months ended June 30, 2012 the Company issued no shares.

NOTE 9 – INCOME TAXES

As of June 30, 2013, the Company had net operating loss carryforwards of approximately $25,400,000 that may be available to reduce future years' taxable income and will expire between the years 2013 - 2033.  Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”).  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of June 30, 2013, the Company is still in the process of having the certificates released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of June 30, 2013.

As of August 1, 2012, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years.

Payments	2013	2014	2015	TOTAL
Office Rent	$30,000	$30,000	$30,000	$90,000

NOTE 11 – SUBSEQUENT EVENTS

In August, 2013, the Company issued 75,000 restricted common shares for cash received in the amount of $20,500 pursuant to two private placement subscription agreements.

In August, 2013, the Company signed a marketing and sales agreement with Splash Water Solutions Canada Ltd., a privately owned Company based in British Columbia, Canada. The agreement calls for Splash Canada to set up at least one showroom store to market Bravo’s Atmospheric Water Harvesting Machines, the AIRMAX 3000 and the AIRWELL 3000. Under the terms of the agreement, Splash Canada must meet minimum purchase order requirements from Bravo of the AIRMAX 3000 and AIRWELL 3000 and branded accessories in order to maintain its exclusive marketing rights for Canada annually and non-exclusive rights for the rest of the world.

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

Intangible assets include the following:

Description	June 30,	December 31,
	2013	2012
18 year general license to manufacture and distribute water units	$1,560,000	$1,560,000
Less: related party portion of consideration for license	(67,257)	(67,257)
Less: accumulated amortization	(41,465)	-

Balance	$1,451,278	$1,492,743

For additional information, refer to the Company’s website, www.splashwaterforlife.com or www.bravoenterprises.ws

The Company has prepared an executive summary/business plan for the marketing and distribution of the air-to-waster harvesting units and is currently carrying out the plan. In conducting the business of marketing and distributing the air-to-water harvester units, Bravo Enterprises Ltd. will do business under the name of “Splash Water For Life”. The executive summary/business plan is incorporated for reference as an Exhibit in our first quarter report  Form 10-Q filed in May, 2013.

The Company has patented the AIRMAX 3000 home/office machine and the AIRWELL 3000 commercial/industrial machine. The AIRMAX 3000 produces up to 30 liters per day and the AIRWELL 3000 produces up to 11,356 liters per day. For further supplemental information and graphics on the AIRMAX 3000, please refer to Exhibit 99.1 incorporated for reference in this report.  For further supplemental information and graphics on the AIRWELL 3000, please refer to Exhibit 99.2 incorporated for reference in this report.

Bravo has the exclusive manufacturing, marketing and distribution rights worldwide for its AIRMAX 3000 and AIRWELL 3000 atmospheric water harvesting machines, developed exclusively for the generation of clean, safe drinking water for human consumption and use. Both machines are operating and for sale and the water produced is branded “Splash Water For Life.”
.
Liquidity and Capital Resources.
At June 30, 2013, we had total assets of $1,519,544. This includes a cash balance of $457, taxes recoverable of $1,081, accounts receivable – related party of $1,456 , accounts receivable of $4,597, prepaid expenses of $38,400, available for sale securities with a fair value of $22,275 as at June 30, 2013 and intangible assets of $1,451,278 representing the exclusive license agreement to manufacture and distribute the air to water harvester units worldwide. As of December 31, 2012, we had total assets of $1,587,141. The decrease in assets was due the amortization of the air to water harvester units license..

At June 30, 2013, we had current liabilities of $489,786, which was represented by accounts payable and accrued liabilities of $489,567 and $219 due to related parties.  As of December 31, 2011 we had current liabilities of $496,199. The decrease in liabilities was a result of a slight decrease in both accounts payable and related party payables.  At June 30, 2013, we had a working capital deficiency of $443,795. (December 31, 2012 - $324,831).

Going Concern
We do not believe that our current cash resources will be able to maintain our current operations for an extended period of time.  We will be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to our development schedule for the air to water harvesting units.  No assurance can be given, however, that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our working capital requirements. If we are not able to arrange for additional funding or if our officers, directors and shareholders stop advancing funds to us, we may be forced to make other arrangements for financing such as loans or entering into strategic alliances. We have not identified any alternative sources of financing.

Results of Operations
We have realized nominal revenue of $8,399 from operations to date. Loss from operations for the three month period ended June 30, 2013 was $81,265 (2012 - $38,558). This increase in loss was due to the incurrence of more expenditures in management and consulting fees and amortization costs relating to the new air-to-water harvester unit project.

Loss from operations for the six month period ended June 30, 2013 was $259,793 (2012 - $79,852). This increase in loss was due to the incurrence of more expenditures in management and consulting fees and amortization costs relating to the new air-to-water harvester unit project.

From January 1, 1996 to June 30, 2013 our Company has incurred cumulative net losses during the development stage of $21,000,850, resulting primarily from the write-down of $3,815,655 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of equities in Legacy Platinum Group Inc. of $258,580,  write-down of equities in Golden star Enterprises Ltd. of $15,768 and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $7,148,910, office and general expenses of $2,986,173; professional fees of $1,236,563; interest expense of $98,282, exploration costs of $113,678, loss on settlement of debt of $718,784, software development costs of $737,300, amortization costs of $20,333 and research and development costs of $285,231. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden star Enterprises Ltd., $82,138 in interest and royalty income and a gain on the sale of securities – related parties of $21,541.

The cash and equivalents constitute our present internal sources of liquidity.

Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

Our Plan of Operation for the Next Twelve Months

We do anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern. Bravo Enterprises Ltd. does not anticipate any significant development costs within the next 12 months, nor does Bravo Enterprises Ltd. anticipate that it will lease or purchase any significant equipment within the next 12 months. Bravo Enterprises Ltd. does not anticipate a significant change in the number of its employees within the next 12 months. However, Bravo Enterprises Ltd. does not anticipate some expenditures within the next 12 months for further development of the air to water harvester units and to implement its marketing and distribution plans.

Off-Balance Sheet Arrangements

Our company has not entered into any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2013, we had cash in the amount of $457. We have generated nominal revenues of $8,399 revenues since inception and have incurred a net loss of $21,000,850 from our re-entry into development stage on January 1, 1996 to June 30, 2013. Our current operating funds are insufficient to cover the next phase of marketing and distribution of the air-to-water harvester units. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated expenditures.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

1. On February 21, 2002, the Company issued 17,500 post-reverse split shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As of June 30, 2013, the Company is still in the legal process of having the certificate released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of June 30, 2013.

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

(1) 2013 Stock Transactions- During the six months ended June 30, 2013:

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
(d) The Company issued 150,000 restricted common shares for cash in the amount of $15,000 pursuant to a private placement subscription agreement.
(e) The Company issued 4,000,000 common shares for cash in the amount of $52,000 pursuant to the exercise of incentive stock options in accordance with the 2012 Stock Option Plan.

(2) 2012 Stock Transactions - None.

(3) 2013 Stock Options
The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Balance, December 31, 2011	-	-	-
Granted during 2012	26,000,000	0.013	5.00
Exercised during 2012	(19,000,000)	0.013
Balance, December 31, 2012	7,000,000	0.013	5.00
Granted during the period	-	-	-
Exercised during the period	(4,000,000)	-	-
Balance June 30, 2013	3,000,000	0.013	5.00

On December 7, 2012 the Company filed Registration Statements on Form S-8 to register 26,000,000 to be issue pursuant to the Company’s 2012 Stock. Incentive and Option Plan. All 26,000,000 shares have been granted and 23,000,000 have been exercised under the December 2012  Stock Option Plan. In 2012, the Company recognized stock-based compensation of $70,000 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(4) 2012 Stock Options
The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2011	-	-	-
Granted during the period
Exercised during the period
Balance June 30, 2012	-	-	-

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5.  Other Information

None.

ITEM 6. EXHIBITS

Exhibit 31.1 -	Section 906 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 31.2 -	Section 906 Certification of Periodic Report of the Chief Financial Officer.

Exhibit 32.1 -	Section 302 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 32.2 -	Section 302 Certification of Periodic Report of the Chief Financial Officer.

Exhibit 99.1 -	Supplemental Information on the AIRMAX 3000 Water Harvesting Machine.

Exhibit 99.2 -	Supplemental Information on the AIRWELL 3000 Water Harvesting Machine.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAVO ENTERPRISES LTD.

Date: August 19, 2013	By:	/s/ Jaclyn Cruz
Jaclyn Cruz
President and C.E.O

Date: August 19, 2013	By:	/s/ Matt Kelly
Matt Kelly
Secretary. Treasurer and C.F.O.