Form 10-Q
period 2013-09-30
BRAVO ENTERPRISES LTD.
filed 2013-11-19
CIK 746631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

On November 15, 2013, there were 152,356,030 shares outstanding of the issuer’s common stock.

INDEX		PAGE

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheet as of September 30, 2013 (Unaudited) and December 31, 2012	3

	Statements of Operations (Unaudited) For the Three and Nine Month Periods Ended September 30, 2013 and 2012, and the Period from January 1, 1996 through September 30, 2013	4

	Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2013 and 2012, and the Period from January 1, 1996 through September 30, 2013	5

	Statements of Other Comprehensive Loss (Unaudited) For the Three and Nine Month Periods Ended September 30, 2013 and 2012 and the Period from January 1, 1996 through September 30, 2013	6

	Notes To Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
(A Development Stage Company)

CONDENSED BALANCE SHEETS
	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,301	$86,781
Taxes recoverable	1,179	1,233
Accounts receivable – related party	3,808	2,683
Accounts receivable	-	671
Prepaid expenses	42,117	-
TOTAL CURRENT ASSETS	48,405	171,368

Available for sale securities – related parties	34,957	3,030
Intangible assets – net of amortization of $ 62,198 (2012 - $Nil)	1,430,545	1,492,743

TOTAL ASSETS	$1,513,907	$1,587,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$489,592	$494,057
Due to related parties	32,003	2,142
TOTAL CURRENT LIABILITIES	521,595	496,199

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Convertible preferred stock:
- Class A voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
Common stock, $.001 par value, 500,000,000 shares authorized
152,356,030 (December 31, 2012 – 147,178,530) shares issued and outstanding	152,356	147,178
Additional paid-in capital	26,393,036	26,214,714
Shares to be issued	-	93,000
Subscriptions receivable	-	(80,000)
Deferred compensation	(39,364)	(84,160)
Deficit accumulated during the development stage	(21,086,911)	(20,741,057)
Deficit accumulated prior to the development stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive income	33,828	1,900
TOTAL STOCKHOLDERS’ EQUITY	992,312	1,090,942

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,513,907	$1,587,141

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the period from January 1, 1996 to September 30,
	2013	2012	2013	2012	2013
REVENUES - Water Unit Sales – related party	$3,500	$-	$4,800	$-	$7,196
- Water Unit Sales - other	-	-	4,104	-	4,703
TOTAL REVENUES	3,500	-	8,904	-	11,899
				-
COST OF GOODS SOLD	2,400	-	5,365		6,865
				-
GROSS PROFIT	1,100	-	3,539	-	5,034

GENERAL & ADMINISTRATIVE EXPENSES
Litigation settlement	-	-	-	-	2,291,070
Management and consulting fees	33,081	11,681	177,454	43,521	5,192,122
Consulting fees – stock based compensation	-	-	-	-	1,989,869
Exploration costs	-	-	-	-	113,678
Loss on settlement of debt	-	-	-	-	718,784
General and administrative	27,281	23,875	85,093	61,317	3,013,454
Professional fees	6,066	9,897	24,648	20,467	1,242,629
Amortization	20,733	-	62,198	-	62,198
Interest expense	-	-	-	-	98,282
Research and development costs	-	-	-	-	285,231
Software development costs	-	-	-	-	737,300

TOTAL GENERAL & ADMIN. EXPENSES	87,161	45,453	349,393	125,305	15,744,617

OTHER (INCOME ) EXPENSES
Interest, Royalty and Other Income	-	-	-	-	(82,138)
(Gain)/loss on sale of securities – related parties	-	-	-	-	(21,541)
Property option income	-	-	-	-	(130,000)
Write-down of securities – Legacy Platinum Group	-	-	-	-	258,580
Write-down of securities – Golden Star Enterprises	-	-	-	-	15,768
Write-down of interest in ACGT Corporation	-	-	-	-	1,406,000
Write-down of interest in oil and gas properties	-	-	-	-	3,815,659
Loss on Iceberg Drive Inn Investment	-	-	-	-	85,000

TOTAL OTHER (INCOME ) EXPENSES	-	-	-	-	5,347,328

Loss before Income Taxes	(86,061)	(45,453)	(345,854)	(125,305)	(21,086,911)
Income Tax Provision	-	-	-	-	-

NET LOSS FOR THE PERIOD	$(86,061)	$(45,453)	$(345,854)	$(125,305)	$(21,086,911)

BASIC NET LOSS PER SHARE	$(.00)	$(.02)	$(.01)	$(.04)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	152,321,084	3,844,739	149,607,901	3,317,266

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
(A development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,		For the period from January 1, 1996 to September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(345,854)	$(125,305)	$(21,086,911)
Adjustments to reconcile net loss to net cash used in operating activities:
- amortization of license	62,198	-	62,198
- fees and services paid for with common shares	47,796	57,648	3,625,314
- non cash research and development	-	-	105,000
- other stock-based compensation	-	-	1,989,468
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	-	2,970,722
- write-down of equities in Legacy Platinum Group Inc.	-	-	258,580
- write-down of equities in Golden Star Enterprises Ltd.	-	-	15,768
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (Gain)/loss on sale of securities held for resale – related parties	-	-	(21,816)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	-	-	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	(46,982)	(419)	209,219

CASH FLOWS USED IN OPERATING ACTIVITIES	(282,842)	(68,076)	(5,662,619)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes receivable	-	-	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	-	-	136,790
Interest in oil and gas properties, net of finders fees	-	-	(1,522,804)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(1,442,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	167,500	-	5,370,825
Net advances (to) from related parties	29,862	69,188	1,315,973
Advances receivable	-	-	420,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	197,362	69,188	7,106,798

NET INCREASE (DECREASE) IN CASH	(85,480)	1,112	1,301

CASH, BEGINNING OF PERIOD	86,781	90	-

CASH, END OF PERIOD	$1,301	$1,202	$1,301

See Supplemental Cash Flow Information  (Note 8).

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
(A development stage company)
CONDENSED STATEMENTS OF OTHER COMPREHENSIVE (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		For the period from January 1, 1996 to September 30,
	2013	2012	2013	2012	2013

NET LOSS	$(86,061)	$(45,453)	$(345,854)	$(125,305)	$(21,086,911)

Unrealized gains (losses) on related party securities	12,682	(397)	31,928	(1,957)	33,828

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of tax	12,862	(397)	31,928	(1,957)	33,828

COMPREHENSIVE INCOME (LOSS)	$(73,379)	$(45,850)	$(313,926)	$(127,262)	$(21,053,083)

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
(formerly Organa Gardens International Inc.)
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013
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

GOING CONCERN

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues to date and has incurred losses of $25,547,544 since inception. The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the manufacture and distribution of the air to water harvesting units. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 2 – BASIS OF PRESENTATION (con’t.)

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

In general, and where applicable, we use quoted prices in an active market for identical derivative assets and liabilities that are traded on exchanges. These derivative assets and liabilities are included in Level 1.The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$1,301	$-	$-	$457
Taxes recoverable	1,179			1,179
Accounts Receivable	3,808			3,808
Available securities	34,957	-	-	22,275
Prepaid Expenses	42,117			42,117
Intangible Assets	-	-	1,430,545	1,430,545
Total	$83,362	$-	$1,430,545	$1,513,907

Liabilities
Current and related party	$489,592	$-	$-	$489,592
Total	$489,592	$-	$-	$489,592

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

Definite life intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. These tests involve the use of estimates and assumptions appropriate in the circumstances. In assessing fair value, valuation models are used that include discounted cash flows. The models use assumptions that include levels of growth in assets under management from net sales and market, pricing and margin changes, synergies achieved on acquisition, discount rates, and observable data for comparable transactions. As of September 30, 2013, the Company believed there was no impairment of its intangible assets and recorded the value of the intangible, net of amortization of $62,198 in the amount of $1,430,545. (2012- $Nil).

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

Revenue Recognition

Sales are recognized upon purchase by customers at our product facility. All sales at our product facility are final, allowing for no sales returns. As at September 30, 2013, $3,808 (2012 - $Nil) is in accounts receivable from the sale of water units.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on our financial statements at September 30, 2013.

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

During the nine month period ended September 30, 2013, the Company sold Nil Golden Star shares and recorded an additional unrealized loss of $57 to September 30, 2013. As a result, the carrying value of the available for sale shares of Golden Star is $32 as at September 30, 2013.

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

During the nine month period ended September 30, 2013, the Company sold Nil Legacy shares and recorded an additional unrealized gain of $31,984 to September 30, 2013. As a result, the carrying value of the available for sale shares of Legacy is $34,925 as at September 30, 2013.

Available for sale securities – related parties include the following:

	September 30,	December 31,
	2013	2012

3,676,335 (2012-3,676,335) shares of Legacy Platinum Group Inc.	$34,925	$2,941
98,612 (2012- 98,612) shares of Golden Star Enterprises Ltd.	32	89
	$34,957	$3,030

NOTE 4 – INTANGIBLE ASSETS

On November 23, 2012, the Company signed an Exclusive Licensing Agreement with Water-For-The-World-Manufacturing Inc. of  Wellpinit, Washington with respect to its commercial atmospheric water harvester system.

Water-For-The-World-Manufacturing Inc. is a leader in the design, manufacture and distribution of water from air systems known as Air-to-Water Harvesters that extracts moisture from the air through a dehumidification process then filters and purifies the water for consumption. The company has developed a unique air drive system that will enable the machine not only to be powered through a conventional power source but also in emergency situations the machine can be powered directly from an engine using its patented drive system. The home/office atmospheric water harvester (AIRMAX 3000) can produce up to 8 gallons of drinking water under optimum conditions and the commercial industrial water harvester (AIRWELL 3000) can produce up to 3,000 gallons of drinking water under optimum conditions.

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

Intangible assets include the following:

Description	September 30,	December 31,
	2013	2012
18 year general license to manufacture and distribute water units	$1,560,000	$1,560,000
Less: related party portion of consideration for license	(67,257)	(67,257)
Less: accumulated amortization	(62,198)	-

Balance	$1,430,545	$1,492,743

Related agreement:
On August 12, 2013, the Company signed a marketing and sales agreement with Splash Water Solutions Canada Ltd., a privately owned Company based in British Columbia, Canada. The agreement calls for Splash Canada to set up at least one showroom store to market Bravo’s Atmospheric Water Harvesting Machines, the AIRMAX 3000 and the AIRWELL 3000. Under the terms of the agreement, Splash Canada must meet minimum purchase order requirements from Bravo of the AIRMAX 3000 and AIRWELL 3000 and branded accessories in order to maintain its exclusive marketing rights for Canada annually and non-exclusive rights for the rest of the world.

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

NOTE 5 – DEFERRED COMPENSATION (con’t.)

On July 16, 2012, the Company entered into agreements with two consultants, for a two year term, whereby the consultants provide consulting services to the Company (valued at $38,675) in exchange for 1,750,000 shares of the Company’s common stock.

The Company amortizes the costs of these services over the respective terms of the contracts.  During the nine months ended September 30, 2013 and 2012, the Company recorded amortization of deferred compensation totaling $44,796 and $57,648 respectively.  As of September 30, 2013 the unamortized portion of the deferred compensation totaled $39,364. (December 31, 2012 - $84,160).

NOTE 6 – STOCKHOLDERS’ EQUITY

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

(1) 2013 Stock Transactions- During the nine months ended September 30, 2013:

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

(d) The Company issued 225,000 restricted common shares for cash in the amount of $35,000 pursuant to three private placement subscription agreements.

(e) The Company issued 4,000,000 common shares for cash in the amount of $52,000 pursuant to the exercise of incentive stock options in accordance with the 2012 Stock Option Plan.

(f) The Company issued 10,000 restricted common shares valued at $3,000 to a consultant for his services.

(2) 2012 Stock Transactions - During the nine months ended September 30, 2012

The Company issued 4,500,000 restricted common shares valued at $99,450 pursuant to deferred compensation agreements. (See Note 5)

(3) 2013 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2011	-	-	-
Granted during 2012	26,000,000	0.013	5.00
Exercised during 2012	(19,000,000)	0.013
Balance, December 31, 2012	7,000,000	0.013	5.00
Granted during the period	-	-	-
Exercised during the period	(4,000,000)	-	-
Balance September 30, 2013	3,000,000	0.013	5.00

NOTE 6 – STOCKHOLDERS’ EQUITY

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

(4) 2012 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2011	-	-	-
Granted during the period
Exercised during the period
Balance September 30, 2012	-	-	-

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2013, the Company incurred $11,400 (2012 -$3,000) in fees to directors.

During the nine months ended September 30, 2013, the Company incurred $130,064 (2012 -$Nil) in consulting and management fees to shareholders or companies controlled by shareholders.

During the nine months ended September 30, 2013, the Company incurred $25,517 (2012 - $24,769) in rent and office expenses to a private company controlled by a shareholder.

During the nine months ended September 30, 2013, two companies controlled by significant shareholders earned $22,788 (2012 - $22,271) pursuant to the expired portion of deferred compensation agreements (see Note 5).

The following amounts are due to related parties at:

	September 30, 2013	December 31, 2012

Significant shareholders	$32,003	$2,142

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months Ended September 30,
	2013	2012
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

During the nine months ended September 30, 2013 the Company issued:

(a)  80,000 restricted common shares valued at $8,000 to a consultant for her services earned in 2012.

(b)  800,000 restricted common shares for cash in the amount of $80,000 pursuant to private placement subscription agreements.

(c) 62,500 restricted common shares for cash received in 2012 in the amount of $5,000 pursuant to a private placement subscription agreement.

(d) 225,000 restricted common shares for cash in the amount of $15,000 pursuant to three private placement subscription agreements.

(e) 4,000,000 common shares for cash in the amount of $52,000 pursuant to the exercise of incentive stock options pursuant to the 2012 Stock Option Plan.

(f) 10,000 restricted common shares valued at $3,000 to a consultant for his services.

During the nine months ended September 30, 2012 the Company issued:

(a) 4,500,000 restricted common shares valued at $99,450 pursuant to deferred compensation agreements. (See Note 5)

NOTE 9 – INCOME TAXES

As of June 30, 2013, the Company had net operating loss carryforwards of approximately $25,550,000 that may be available to reduce future years' taxable income and will expire between the years 2013 - 2033.  Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”).  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of September 30, 2013, the Company is still in the process of having the certificates released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of September 30, 2013.

On August 1, 2012, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years.

Payments	2013	2014	2015	TOTAL
Office Rent	$30,000	$30,000	$30,000	$90,000

NOTE 11 – SUBSEQUENT EVENTS

In October, 2013, the Company issued 120,000 restricted common shares for cash received in the amount of $20,200 pursuant to two private placement subscription agreements.

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

February 18, 2003	-	Iceberg Brands Corporation
August 28, 2003	-	Avalon Gold Corporation
March 22, 2005	-	Avalon Energy Corporation
September 25, 2007	-	Shotgun Energy Corporation
April 7, 2009	-	Organa Gardens International Inc
June 8, 2012	-	Bravo Enterprises Ltd.

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

Intangible assets include the following:

Description	September 30,	December 31,
	2013	2012
18 year general license to manufacture and distribute water units	$1,560,000	$1,560,000
Less: related party portion of consideration for license	(67,257)	(67,257)
Less: accumulated amortization	(62,198)	-

Balance	$1,430,545	$1,492,743

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

The Company has patented the AIRMAX 3000 home/office machine and the AIRWELL 3000 commercial/industrial machine. The AIRMAX 3000 produces up to 30 liters per day and the AIRWELL 3000 produces up to 11,356 liters per day. For further supplemental information and graphics on the AIRMAX 3000, please refer to Exhibit 99.1 incorporated for reference in our second quarter report Form 10-Q filed in August, 2013.  For further supplemental information and graphics on the AIRWELL 3000, please refer to Exhibit 99.2 incorporated for reference in our second quarter report Form 10-Q filed in August, 2013.

Bravo has the exclusive manufacturing, marketing and distribution rights worldwide for its AIRMAX 3000 and AIRWELL 3000 atmospheric water harvesting machines, developed exclusively for the generation of clean, safe drinking water for human consumption and use. Both machines are operating and for sale and the water produced is branded “Splash Water For Life.”

On August 12, 2013, the Company signed a marketing and sales agreement with Splash Water Solutions Canada Ltd., a privately owned Company based in British Columbia, Canada. The agreement calls for Splash Canada to set up at least one showroom store to market Bravo’s Atmospheric Water Harvesting Machines, the AIRMAX 3000 and the AIRWELL 3000. Under the terms of the agreement, Splash Canada must meet minimum purchase order requirements from Bravo of the AIRMAX 3000 and AIRWELL 3000 and branded accessories in order to maintain its exclusive marketing rights for Canada annually and non-exclusive rights for the rest of the world. The agreement is incorporated for reference as an Exhibit 99-1 in this report.

Liquidity and Capital Resources.

At September 30, 2013, we had total assets of $1,513,907. This includes a cash balance of $1,301, taxes recoverable of $1,179, accounts receivable – related party of $3,808 ,prepaid expenses of $42,117, available for sale securities with a fair value of $34,957 as at September 30, 2013 and intangible assets of $1,430,545 representing the exclusive license agreement to manufacture and distribute the air to water harvester units worldwide. As of December 31, 2012, we had total assets of $1,587,141. The decrease in assets was due the amortization of the air to water harvester units license offset by an increase in prepaid expenses and an increase in the value of available for sale securities.

At September 30, 2013, we had current liabilities of $521,595, which was represented by accounts payable and accrued liabilities of $489,592 and $32,003 due to related parties.  As of December 31, 2012 we had current liabilities of $496,199. The increase in liabilities was a result of an increase in related party payables.  At September 30, 2013, we had a working capital deficiency of $473,190. (December 31, 2012 - $324,831).

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

Results of Operations

We have realized nominal revenue of $11,899 from operations to date. Loss from operations for the three month period ended September 30, 2013 was $86,061 (2012 - $45,453). This increase in loss was due to the incurrence of more expenditures in management and consulting fees and amortization costs relating to the new air-to-water harvester unit project.

Loss from operations for the nine month period ended September 30, 2013 was $345,854 (2012 - $125,305). This increase in loss was due to the incurrence of more expenditures in management and consulting fees and amortization costs relating to the new air-to-water harvester unit project.

From January 1, 1996 to September 30, 2013 our Company has incurred cumulative net losses during the development stage of $21,086,911, resulting primarily from the write-down of $3,815,659 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of equities in Legacy Platinum Group Inc. of $258,580,  write-down of equities in Golden Star Enterprises Ltd. of $15,768 and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $7,181,991, office and general expenses of $3,013,454; professional fees of $1,242,629; interest expense of $98,282, exploration costs of $113,678, loss on settlement of debt of $718,784, software development costs of $737,300, amortization costs of $62,198 and research and development costs of $285,231. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden star Enterprises Ltd., $82,138 in interest and royalty income and a gain on the sale of securities – related parties of $21,541.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2013, we had cash in the amount of $1,301. We have generated nominal revenues of $11,899 revenues since inception and have incurred a net loss of $21,086,911 from our re-entry into development stage on January 1, 1996 to September 30, 2013. Our current operating funds are insufficient to cover the next phase of marketing and distribution of the air-to-water harvester units. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated expenditures.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

1. On February 21, 2002, the Company issued 17,500 post-reverse split shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation.  The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition.  The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled.  As of September 30, 2013, the Company is still in the legal process of having the certificate released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of September 30, 2013.

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

(1) 2013 Stock Transactions- During the nine months ended September 30, 2013:

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

(d) The Company issued 225,000 restricted common shares for cash in the amount of $35,500 pursuant to three private placement subscription agreements.

(e) The Company issued 4,000,000 common shares for cash in the amount of $52,000 pursuant to the exercise of incentive stock options in accordance with the 2012 Stock Option Plan.

(f) The Company issued 10,000 restricted common shares valued at $3,000 to a consultant for his services .

(2) 2012 Stock Transactions - During the nine months ended September 30, 2013:

(a) 4,500,000 restricted common shares valued at $99,450 pursuant to deferred compensation agreements

(3) 2013 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2011	-	-	-
Granted during 2012	26,000,000	0.013	5.00
Exercised during 2012	(19,000,000)	0.013
Balance, December 31, 2012	7,000,000	0.013	5.00
Granted during 2013	-	-	-
Exercised during 2013	(4,000,000)	-	-
Balance September 30, 2013	3,000,000	0.013	5.00

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

(4) 2012 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2011	-	-	-
Granted during the period
Exercised during the period
Balance September 30, 2012	-	-	-

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit 31.1 -	Section 906 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 31.2 -	Section 906 Certification of Periodic Report of the Chief Financial Officer.

Exhibit 32.1 -	Section 302 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 32.2 -	Section 302 Certification of Periodic Report of the Chief Financial Officer.

Exhibit 99.1 -	Distribution Agreement with Splash Water Solutions Canada Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAVO ENTERPRISES LTD.

Date: November 19, 2013	By:	/s/ Jaclyn Cruz
Jaclyn Cruz
resident and C.E.O

Date: November 19, 2013	By:	/s/ Matt Kelly
Matt Kelly
Secretary. Treasurer and C.F.O.