Form 10-K
period 2013-12-31
BRAVO ENTERPRISES LTD.
filed 2014-04-15
CIK 746631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO _________

COMMISSION FILE NUMBER 000-13577

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of March 31, 2014, there were 65,076,030 shares of the issuer's $0.001 par value common stock issued and outstanding.

Documents incorporated by reference:

None

Bravo Enterprises Ltd.
FORM 10-K
For The Fiscal Year Ended December 31, 2013

INDEX

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

Intangible assets include the following:

	December 31,	December 31,
Description	2013	2012
18 year general license to manufacture and distribute water units	$1,560,000	$1,560,000
Less: related party portion of consideration for license	(67,257)	(67,257)
Less: accumulated amortization	(82,930)	-
Balance	$1,409,813	$1,492,743
Less: effect of 2014 cancellation of partial consideration for license	(1,175,200)	-
Adjusted Balance	$234,613	$1,492,743

In February, 2014, the Company and Water For The World Manufacturing Inc. formally terminated the exclusive licensing agreement dated November 23, 2012 with certain provisions. Specifically, in consideration for the goodwill generated during the period of the exclusive license agreement between Water For The World Manufacturing Inc. and Bravo Enterprises Ltd., certain private transactions involving the beneficial owners of some of the 120,000,000 restricted common shares issued will be honored. These private transactions transpired prior to the cancellation of the above mentioned exclusive license agreement. As such 90,400,000 restricted common shares valued at $1,175,200 were cancelled and returned to treasury.

The Company is currently dealing with a manufacturer in China to continue the manufacture, distribution and sales of air-to-water harvester units of various sizes and water production capacity.

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

During the year ended December 31, 2013, the Company generated $37,481 in sales of the water units. (2012- $2,995) For additional information, refer to the Company’s website, www.splashwatersolutions.org or www.bravoenterprises.ws

Ownership Interests.

The following chart specifies our stock ownership at December 31, 2013

Percent Ownership	Entity	Nature of Ownership
2.1%	Legacy Platinum Group Inc.	408,482 Shares of Common Stock *
0.1%	Golden Star Enterprises Ltd.	2,465 Shares of Common Stock
________________
* 376,105 of these shares are restricted common shares

Employees.

At December 31, 2013, Bravo Enterprises Ltd. had 2 full time employee/consultants and 5 part time consultants other than its Officers and Directors.

Change in Directors.

None

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of the dates specified in the following table, Bravo Enterprises Ltd. held the following property in the following amounts:

Property	December 31, 2013	December 31, 2012

Cash and equivalents	$14,206	$86,781

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

ITEM 3. LEGAL PROCEEDINGS

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation. The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificate released and subsequently cancelled. As of December 31, 2013, the Company is still in the legal process of having the certificate released.

The Company conducts busines in Canada and the Goods and Services Tax is defined in law at Part IX of the Excise Tax Act. GST is levied on supplies of goods or services purchased in Canada and includes most products, except certain politically sensitive essentials such as groceries, residential rent, and medical services, and services such as financial services. Businesses that purchase goods and services that are consumed, used or supplied in the course of their "commercial activities" can claim "input tax credits" subject to prescribed documentation requirements (i.e., when they remit to the Canada Revenue Agency the GST they have collected in any given period of time, they are allowed to deduct the amount of GST they paid during that period). In 2013, the Company received a demand from Canada Revenue Agency to file outstanding corporate income tax returns for the years 2000-2012 as required under GST rules. The Company filed these returns and all of the returns had $Nil tax payable. However, Canada Revenue Agency imposed late filing penalties and interest totalling $45,533 for the corporate tax returns. The Company has filed notices of objection for all the years 2000-2012 and will dispute the penalties and interest. The Company has had no response from Canada Revenue Agency.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As at December 31, 2013 there were approximately 2,000 holders of the outstanding shares of the Bravo Enterprises Ltd. $0.001 par value common stock. Bravo Enterprises Ltd. participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the most recent trading symbol "OGNG". According to quotes provided by quotemedia.com, the Bravo Enterprises Ltd.'s common stock has closed at:

Quarter	High	Low

2011 First Quarter	$0.00	$0.00
2011 Second Quarter	$0.02	$0.01
2011 Third Quarter	$0.03	$0.01
2011 Fourth Quarter	$0.01	$0.00
2012 First Quarter	$0.01	$0.00
2012 Second Quarter	$0.05	$0.02
2012 Third Quarter	$0.06	$0.02
2012 Fourth Quarter	$0.22	$0.15
2013 First Quarter	$0.27	$0.15
2013 Second Quarter	$0.23	$0.15
2013 Third Quarter	$0.35	$0.21
2013 Fourth Quarter	$0.26	$0.18

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

Common Stock. Bravo Enterprises Ltd. is authorized to issue 500,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of Bravo Enterprises Ltd. constitute equity interests in Bravo Enterprises Ltd. entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. As of December 31, 2013, 152,476,030 shares of the Bravo Enterprises Ltd. common stock were issued and outstanding.

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

(1) 2013 Stock Transactions- During the year ended December 31, 2013:

(a)	The Company issued 80,000 restricted common shares valued at $8,000 to a consultant services earned in 2012.
(b)	The Company issued 800,000 restricted common shares for cash in the amount of $80,000 pursuant to private placement subscription agreements.
(c)	The Company issued 62,500 restricted common shares for cash received in 2012 in the amount of $5,000 pursuant to a private placement subscription agreement.
(d)	The Company issued 225,000 restricted common shares for cash in the amount of $35,000 pursuant to three private placement subscription agreements.
(e)	The Company issued 4,000,000 common shares for cash in the amount of $52,000 pursuant to the exercise of incentive stock options in accordance with the 2012 Stock Option Plan.
(f)	The Company issued 10,000 restricted common shares valued at $3,000 to a consultant for his services.
(g)	The Company issued 120,000 restricted common shares for cash in the amount of $20,200 pursuant to private placement subscription agreements.

(2) 2012 Stock Transactions- During the year ended December 31, 2012:

(a)	The Company issued 4,500,000 restricted common shares valued at $99,450 pursuant to deferred compensation agreements.
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

(3) 2013 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2011	-	-	-
Granted during 2012	26,000,000	0.013	5.00
Exercised during 2012	(19,000,000)	0.013
Balance, December 31, 2012	7,000,000	0.013	5.00
Granted during the period	-	-	-
Exercised during the period	(4,000,000)	-	-
Balance December 31,2013	3,000,000	0.013	5.00

The Company issued 4,000,000 common shares for cash in the amount of $52,000 pursuant to the exercise of incentive stock options in accordance with the 2012 Stock Option Plan.

(4) 2012 Stock Options

The Company issued a total of 19,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan. These shares were issued at $0.013 per share for cash in the amount of $50,000 and to satisfy debt to related parties in the amount of $197,000, for a total of $247,000.

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

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

Fiscal Year Ended December 31	2013	2012

Revenue	$37,481	$2,995
Operating Loss	(489,019)	(302,218)
Net Loss	(489,019)	(302,218)
Basic net loss per share	(0.00)	(0.02)
Cash dividends declared per share	-	-
Cash, cash equivalents, and short-term investments	14,206	86,781
Total assets	309,014	1,587,141
Long-term obligations	-	-
Stockholders’ equity (deficit)	(291,853)	1,090,942

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

Liquidity and Capital Resources.

For the year ended December 31, 2013, we had total assets of $309,014, compared to total assets in 2012 of $1,587,141. This includes a cash balance of $14,206, compared to $86,781 in 2012. We also have prepaid expenses of $23,400, available for sale securities with a fair value of $36,795 as at December 31, 2013 and intangible assets of $234,613 representing the exclusive license agreement to manufacture and distribute the air to water harvester units worldwide. The decrease in assets was due the cancellation of the licensing agreement.

At December 31, 2013, we had current liabilities of $555,064, which was represented by accounts payable and accrued liabilities of $498,935and $56,129 due to related parties. At December 31, 2012 we had current liabilities of $496,199. The increase in liabilities was due to an increase in amounts due to related parties. At December 31, 2013, we had a working capital deficiency of $(517,458) (2012 - $(324,831).

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

Results of Operations

We realized $37,481 in income in 2013 from the sale of water harvester units (2012 – 2,995). During the year ended December 31, 2013 the loss is $489,019 (2012 - $302,218). This increase in loss was due to an increase in management and consulting fees.

From inception to December 31, 2013 Bravo Enterprises Ltd. has incurred cumulative net losses of $25,690,709 resulting primarily from the write-down of $3,815,659 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of $258,580 of its investment in Legacy Platinum Group Inc., write-down of its investment in Golden Star Enterprises Ltd. of $15,768 and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $5,225,366, stock based compensation of $1,989,869; office and general expenses of $3,045,618; professional fees of $1,263,798; interest expense of $143,815, research & development costs of $278,231 and software development costs of $737,300. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Star Enterprises Ltd.

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
New York, USA

We have audited the accompanying balance sheets of Bravo Enterprises Ltd. (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ (deficit), cash flows and other comprehensive loss for each of the years in the two-year period ended December 31, 2013 and for the cumulative period from January 1, 1996 (inception of development stage) through to December 31, 2013. Bravo Enterprises Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bravo Enterprises Ltd. as of December 31, 2013 and 2012, and the results of its activities and cash flows for each of the years in the two-year period ended 2013 and for the cumulative period from January 1, 1996 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L.L. Bradford & Company, LLC
Las Vegas, Nevada
April 15, 2014

BRAVO ENTERPRISES LTD.
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$14,206	$86,781
Taxes recoverable	-	1,233
Accounts receivable - related party	-	2,683
Accounts receivable	-	671
Prepaid expenses	23,400	-
TOTAL CURRENT ASSETS	37,606	171,368
OTHER ASSETS:
Available for sale securities - related parties	36,795	3,030
Intangible assets, net of accumulated amortization of $82,930 and $0, respectively	234,613	1,492,743
TOTAL OTHER ASSETS	271,408	1,495,773

TOTAL ASSETS	$309,014	$1,587,141

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$498,935	$494,057
Due to related parties	56,129	2,142
TOTAL CURRENT LIABILITIES	555,064	496,199

COMMITMENTS AND CONTINGENCIES	45,533	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock:
- Class A voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
Common stock, $.001 par value, 500,000,000 shares authorized	152,476	147,178
152,476,030 (December 31, 2012 – 147,178,530) issued and outstanding
Additional paid-in capital	26,413,116	26,214,714
Shares to be issued	-	93,000
Shares to be cancelled	(1,175,200)	-
Subscriptions receivable	-	(80,000)
Deferred compensation	(26,932)	(84,160)
Deficit accumulated during the development stage	(21,230,076)	(20,741,057)
Deficit accumulated prior to the development stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive income	35,666	1,900
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(291,583)	1,090,942

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$309,014	$1,587,141

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ended December 31, 2013	Year ended December 31, 2012	Cumulative from January 1, 1996 (inception of development stage) to December 31, 2013

REVENUES
- Water Unit Sales – related party distributors	$33,377	$2,396	$35,773
- Water Unit Sales – other	4,104	599	4,703
TOTAL REVENUES	37,481	2,995	40,476

COST OF GOODS SOLD	24,265	1,500	25,765

GROSS PROFIT	13,216	1,495	14,711

GENERAL AND ADMINISTRATIVE EXPENSES
Litigation settlement	-	-	2,291,070
Management and consulting fees	210,698	109,050	5,225,366
Consulting fees – stock based compensation	-	70,000	1,989,869
Exploration costs	-	-	113,678
Loss on settlement of debt	-	-	718,784
General and administrative	117,257	86,279	3,045,618
Professional fees	45,817	38,384	1,263,798
Amortization	82,930	-	82,930
Interest and Penalties	45,533	-	143,815
Research and development costs	-	-	285,231
Software development costs	-	-	737,300
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	502,235	303,713	15,897,459

OTHER (INCOME) EXPENSES
Interest, royalty and other income	-	-	(82,138)
(Gain)/loss on sale of securities – related parties	-	-	(21,541)
Property Option Income	-	-	(130,000)
Write-down of securities – Legacy Platinum Group Inc.	-	-	258,580
Write-down of securities – Golden Star Enterprises Ltd.	-	-	15,768
Write-down of interest in ACGT Corporation	-	-	1,406,000
Write-down of interest in oil and gas properties	-	-	3,815,659
Loss on Iceberg Drive Inn investment	-	-	85,000
TOTAL OTHER (INCOME) EXPENSES	-	-	5,347,328

Loss before income taxes	(489,019)	(302,218)	(21,230,076)
Income tax provision	-	-	-

NET LOSS	$(489,019)	$(302,218)	$(21,230,076)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	150,459,950	13,653,008

The accompanying notes are an integral part of these financial statements

BRAVO ENTRPISES LTD.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF EXPLORATION STAGE) TO DECEMBER 31, 2013

Number Of		Additional Paid In	Accumulated Other Comprehensive Income	Deferred		Treasury	Promissory Notes	Deficit Accumulated During The Exploration
Shares	Amount	Capital	(Loss)	Compensation	Subscriptions	Stock	Receivable	Stage	Total

Balance, January 1, 1996	208	-	$4,361,900	$-	$-	$-	$(199,167)	$-	$(4,460,633)	$(297,900)
Shares issued to settle litigation – Jan. 9, 1996	21	-	2,469,882	-	-	-	-	-	-	2,469,882
		-	-	-	-	-	-		-	-
Net loss for the year ended December 31, 1996	-	-	-	-	-	-	-	-	(2,726,232)	(2,726,232)
Balance, December 31, 1996	229	-	6,831,782	-	-	-	(199,167)	-	(7,186,865)	(554,250)

Shares issued to settle note payable and accrued interest –Jan. 25, 1997	208	-	477,000	-	-	-	-	-	-	477,000
Shares issued for services at $1,801.20 per share – April 15, 1997	23	-	41,250	-	-	-	-	-	-	41,250
Shares issued for services at $610.00 per share – May 26, 1997	173	-	105,500	-	-	-	-	-	-	105,500
Net loss for the year ended December 31, 1997	-	-	-	-	-	-	-	-	(93,933)	(93,933)
Balance, December 31, 1997	633	-	7,455,532	-	-	-	(199,167)	-	(7,280,798)	(24,433)

Shares issued for services at $288.00 per share – Dec. 28, 1998	83	-	24,000	-	-	-	-	-	-	24,000
Shares issued for services at $120.00 per share – Dec. 28, 1998	6	-	750	-	-	-	-	-	-	750
Net loss for the year ended December 31, 1998	-	-	-	-	-	-	-	-	(45,655)	(45,655)
Balance, December 31, 1998	722	-	7,480,282	-	-	-	(199,167)	-	(7,326,453)	(45,338)
		-	-	-	-	-	-		-	-
Shares issued for services at $547.60 – Dec. 28, 1999	67	-	36,500	-	-	-	-	-	-	36,500
Net loss for the year ended December 31, 1999	-	-	-	-	-	-	-	-	(26,218)	(26,218)
Balance, December 31, 1999	789	-	7,516,782	-	-	-	(199,167)	-	(7,352,671)	(35,056)

Correction of treasury stock	-		(199,167)	-	-	-	199,167	-	-	-
Shares issued for software development at $720.00 per share– March 23, 2000	833	1	599,999	-	-	-	-	-	-	600,000
Shares issued for services and interest at $240.00 per share –Sept. 22, 2000	55	-	13,250	-	-	-	-	-	-	13,250
Shares issued for interest in oil and gas property at $696.00 per share – Sept. 22, 2000	2,292	3	1,594,997	-	-	-	-	-	-	1,595,000
Shares issued for services and advances at $1,008.00 per share – Sept. 24, 2000	304	-	306,600	-	-	-	-	-	-	306,600
Shares issued for services at $1,800.00 per share – Nov. 6, 2000	198	-	355,800	-	-	-	-	-	-	355,800
Share reconciliation	(1)	-	(1)	-	-	-	-	-	-	(1)
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	-	(1,223,108)	(1,223,108)
Balance, December 31, 2000	4,470	4	10,188,260	-	-	-	-	-	(8,575,779)	1,612,485
Common stock subscriptions, 417 shares at $1,680.00 per
share, net of finder’s fee of $70,000 – Jan. 30, 2001		-	-	-	-	-	630,000		-	630,000
Shares issued for Harvester Property finder’s fee at $1,402.80 per share – Feb. 27, 2001	21	-	29,250	-	-	-	-		-	29,250
Shares issued for debt at $1,728.00 per share – March 27, 2001	180	-	310,517	-	-	-	-		-	310,517
Shares issued for cash at $1,200.00 per share – July 13, 2001	146	-	175,000	-	-	-	-		-	175,000
Shares issued for debt at $1,200.00 per share – Aug. 15, 2001	181	-	217,229	-	-	-	-		-	217,229
Common stock subscriptions, 2 shares at $1,200.00 per share– July 10, 2001	-	-	-	-	-	-	3,000		-	3,000
Shares issued for cash at $648.00 per share, net of finder’s fee of $30,000 – Oct. 12, 2001	417	1	269,999	-	-	-	-		-	270,000
Shares issued for debt at $960.00 per share – Nov. 5, 2001	220	-	211,333	-	-	-	-		-	211,333
Shares issued for deferred compensation at $1,127.80 per share –Nov. 15, 2001	83	-	94,000	-	(94,000)	-	-		-	-
Deferred compensation expense recorded in the year	-	-	-	-	3,917	-	-		-	3,917
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-		(3,120,340)	(3,120,340)
Balance, December 31, 2001	5,718	5	11,495,588	-	(90,083)	-	633,000	-	(11,696,119)	342,391

BRAVO ENTRPISES LTD.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF EXPLORATION STAGE) TO DECEMBER 31, 2013

Number Of		Additional Paid In	Accumulated Other Comprehensive Income	Deferred		Treasury	Promissory Notes	Deficit Accumulated During The Exploration
Shares	Amount	Capital	(Loss)	Compensation	Subscriptions	Stock	Receivable	Stage	Total

Shares returned to treasury and cancelled – Jan. 21, 2002	(20)	-	(9,500)	-	-	-	-		-	(9,500)
Shares issued from stock subscriptions – Jan. 31, 2002	417	1	629,999	-	-	-	(630,000)		-	-
Shares issued for services at $816.00 per share – Feb. 19, 2002	382	-	311,478	-	-	-	-		-	311,478
Shares issued for acquisition of rights at $792.00 per share –March 6, 2002	1,667	2	1,319,998	-	-	-	-		-	1,320,000
Shares issued for services at $816.00 per share – March 31, 2002	146	-	119,000	-	-	-	-		-	119,000
Shares issued for services at $336.00 per share – May 21, 2002	1,790	2	601,608	-	-	-	-		-	601,610
Shares returned to treasury and cancelled – June 5, 2002	(42)	-	(33,000)	-	-	-	-		-	(33,000)
Shares issued for cash at $1,200.00 per share – Sept. 5, 2002	2	-	3,000	-	-	-	(3,000)		-	-
Shares issued for services at $192.00 per share – Sept 5, 2002	883	1	169,599	-	-	-	-		-	169,600
Shares issued for fees at $192.00 per share – Sept. 5, 2002	167	-	32,000	-	-	-	-		-	32,000
Shares issued for deferred compensation at $28.80 per share – Dec. 13, 2002	27,083	28	779,972	-	(780,000)	-	-		-	-
Shares issued for services at $28.80 per share – Dec. 16, 2002	15,375	15	442,785	-	-	-	-		-	442,800
Deferred compensation expense recorded in the year	-	-	-	-	44,707	-	-		-	44,707
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-		(3,360,353)	(3,360,353)
Balance, December 31, 2002	53,568	54	15,862,527	-	(825,376)	-	-	-	(15,056,472)	(19,267)

Shares issued for stock options at $36.00 – Jan. 2, 2003	1,250	1	44,999	-	-	-	-		-	45,000
Shares issued for stock options at $36.00 – Jan. 24, 2003	417	-	15,000	-	-	-	-		-	15,000
Shares issued for stock options at $36.00 – Feb.18, 2003	416	-	15,000	-	-	-	-		-	15,000
Shares issued for stock options at $36.00 – Feb.25, 2003	1,042	1	37,499	-	-	-	-		-	37,500
Shares issued for stock options at $36.00 – Mar.3, 2003	8,125	8	292,492	-	-	-	-		-	292,500
Shares returned to treasury and cancelled – Mar. 6, 2003	(5)	-	(5,500)	-	-	-	-		-	(5,500)
Shares issued for cash at $30.00 per share – Mar. 17,2003	3,333	3	99,997	-	-	-	-		-	100,000
Shares issued for stock options at $36.00 – May 12, 2003	2,917	4	104,996	-	-	-	-		-	105,000
Shares issued for stock options at $36.00 – May 30, 2003	2,916	3	104,997	-	-	-	-		-	105,000
Shares issued for stock options at $7.20 – June 13, 2003	3,750	4	26,996	-	-	-	-		-	27,000
Shares issued for stock options at $7.20 – June 23, 2003	1,250	1	8,999	-	-	-	-		-	9,000
Shares issued for stock options at $7.20 – June 26, 2003	417	-	3,000	-	-	-	-		-	3,000
Shares returned to treasury and cancelled – July 11, 2003	(3,333)	(3)	(39,997)	-	-	-	-		-	(40,000)
Shares issued for stock options at $7.20 – July 24, 2003	1,354	1	9,749	-	-	-	-		-	9,750
Shares issued for stock options at $7.20 – August 1, 2003	1,146	1	8,249	-	-	-	-		-	8,250
Shares issued for stock options at $7.20 – August 3, 2003	417	-	3,000	-	-	-	-		-	3,000
Shares issued for stock options at $7.20 – August 11, 2003	937	1	6,749	-	-	-	-		-	6,750
Shares issued for stock options at $7.20 – August 14, 2003	312	-	2,250	-	-	-	-		-	2,250
Shares issued for stock options at $9.60 – August 14, 2003	1,771	2	16,998	-	-	-	-		-	17,000
Shares issued for stock options at $9.60 - August 29, 2003	5,313	5	50,995	-	-	-	-		-	51,000
Shares issued for services at $18.00 per share – October 3, 2003	4,611	5	82,995	-	-	-	-		-	83,000
Shares issued for stock options at $11.40 – October 3, 2003	7,083	7	80,743	-	-	-	-		-	80,750
Shares issued for stock options at $11.40 – October 6, 2003	2,500	3	28,497	-	-	-	-		-	28,500
Shares issued for stock options at $9.60– October 21, 2003	6,667	7	63,993	-	-	-	-		-	64,000
Shares issued for stock options at $6.60 - October 24, 2003	1,852	2	12,222	-	-	(10,984)	-		-	1,240
Shares issued for stock options at $5.40 – October 27, 2003	6,667	7	35,993	-	-	(36,000)	-		-	-
Shares issued for mining property at $10.80 – October 27, 2003	833	1	8,999	-	-	-	-		-	9,000
Shares issued for stock options at $4.80 – November 3, 2003	7,250	7	34,793	-	-	(34,800)	-		-	-
Shares issued for stock options at $4.80 – November 12, 2003	8,333	8	39,992	-	-	(40,000)	-		-	-
Shares issued for stock options at $4.80 – November 13, 2003	3,083	3	14,797	-	-	(14,800)	-		-	-
Shares issued for stock options at $4.80 – November 18, 2003	10,750	11	51,589	-	-	(51,600)	-		-	-
Shares issued for stock options at $4.80 – November 24, 2003	9,148	9	43,901	-	-	(43,910)	-		-	-
Shares returned to treasury and cancelled – December 15, 2003	(1,000)	(1)	(17,999)	-	-	-	-		-	(18,000)
Stock Based Compensation	-	-	651,000	-	-	-	-		-	651,000
Deferred compensation expense recorded in the year	-	-	-	-	352,332	-	-		-	352,332
Net loss for the year ended December 31, 2003	-	-	-	-	-	-	-		(2,170,465)	(2,170,465)
Balance, December 31, 2003	155,090	155	17,800,510	-	(473,044)	(232,094)	-	-	(17,226,937)	(131,410)

BRAVO ENTRPISES LTD.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF EXPLORATION STAGE) TO DECEMBER 31, 2013

Number Of		Additional Paid In	Accumulated Other Comprehensive Income	Deferred		Treasury	Promissory Notes	Deficit Accumulated During The Exploration
Shares	Amount	Capital	(Loss)	Compensation	Subscriptions	Stock	Receivable	Stage	Total

Shares issued for services at $7.20 – January 15, 2004	17,500	17	125,983	-	(126,000)	-	-		-	-
Share subscriptions received – January 21, 2004	-	-	-	-	-	232,094	-		-	232,094
Shares issued for debt at $6.60 – February 11, 2004	25,833	26	170,474	-	-	-	-		-	170,500
Shares issued for mineral property at $6.60 – February 27, 2004	16,667	16	109,984	-	-	-	-		-	110,000
Shares issued for debt at $4.80 – May 26, 2004	41,666	42	199,958	-	-	-	-		-	200,000
Shares issued for stock options at $3.60 – July 7, 2004	22,917	23	82,477	-	-	-	-		-	82,500
Shares returned and cancelled – July 9, 2004	(3,500)	(4)	(18,996)	-	-	-	-		-	(19,000)
Shares issued for stock options at $4.80 – September 17, 2004	16,666	17	79,983	-	-	-	-		-	80,000
Shares returned and cancelled – September 28, 2004	(16,666)	(17)	(79,983)	-	-	-	-		-	(80,000)
Shares issued for stock options at $3.60 – September 28, 2004	18,750	19	67,481	-	-	-	-		-	67,500
Shares issued for services at $7.20 – October 1, 2004	1,667	2	12,998	-	(13,000)	-	-		-	-
Shares issued for stock options at $4.80 – October 7, 2004	10,000	10	47,990	-	-	-	-		-	48,000
Shares issued for stock options at $4.80 – November 22, 2004	55,000	55	263,945	-	-	-	-		-	264,000
Shares issued for stock options at $4.80 – November 23, 2004	11,667	11	55,989	-	-	-	-		-	56,000
Shares returned and cancelled – November 23, 2004	(5,000)	(5)	(23,995)	-	-	-	-		-	(24,000)
Shares returned and cancelled – November 24, 2004	(1,083)	(1)	(10,499)	-	-	-	-		-	(10,500)
Shares issued for salaries – December 1, 2004	1,667	2	19,998	-	-	-	-		-	20,000
Shares returned and cancelled – November 23, 2004	(33,333)	(33)	(159,967)	-	-	-	-		-	(160,000)
Shares issued for stock options at $4.80 - December 8, 2004	20,833	21	99,979	-	-	-	-		-	100,000
Shares issued for stock options at $4.80 - December 13, 2004	7,917	8	37,992	-	-	-	-		-	38,000
Shares issued for stock options at $4.80 - December 16, 2004	12,917	13	61,987	-	-	-	-		-	62,000
Stock Based Compensation	-	-	338,500	-	-	-	-		-	338,500
Deferred compensation expense recorded in the year	-	-	-	-	418,582	-	-		-	418,582
Unrealized losses on available for sale securities	-	-	-	(10,000)	-	-	-		-	(10,000)
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	-		(1,678,056)	(1,678,056)
Balance, December 31, 2004	377,175	377	19,282,788	(10,000)	(193,462)	-	-	-	(18,904,993)	174,710

Shares issued for stock options at $16.80 – January 20, 2005	8,333	8	139,992	-	-	-	-		-	140,000
Shares issued for stock options at $15.60 – January 21, 2005	5,000	5	77,995	-	-	-	-		-	78,000
Shares issued for services at $15.60 – January 21, 2005	833	1	12,999	-	-	-	-		-	13,000
Shares issued for cash at $3.00 – February 4, 2005, net of finder’s fee of $130,900 (Note (1))	99,167	99	761,501	-	-	-	-		-	761,600
Shares issued for finder’s fees at $13.20 – February 7, 2005 (Note 7(1))	29,917	30	394,870	-	-	-	-		-	394,900
Shares issued for services at $13.20 – February 7, 2005	4,167	4	54,996	-	-	-	-		-	55,000
Shares issued for stock options at $12.00 - February 10, 2005	1,083	1	12,999	-	-	-	-		-	13,000
Shares issued for services at $10.80 – February 17, 2005	1,667	2	17,998	-	-	-	-		-	18,000
Shares issued for stock options at $10.80 – February 25, 2005	417	-	4,500	-	-	-	-		-	4,500
Shares issued for stock options at $10.80 – March 22, 2005	3,133	3	33,837	-	-	-	-		-	33,840
Shares issued for stock options at $8.40 – April 7, 2005	4,167	4	34,996	-	-	-	-		-	35,000
Shares issued for stock options at $6.60 - April 21, 2005	8,333	8	54,992	-	-	-	-		-	55,000
Shares issued for stock options at $7.80 – May 17, 2005	7,500	8	58,492	-	-	-	-		-	58,500
Shares issued for stock options at $6.60 - April 29, 2005	4,167	4	27,496	-	-	-	-		-	27,500
Shares issued for stock options at $7.80 – May 26, 2005	10,833	11	84,489	-	-	-	-		-	84,500
Shares issued for stock options at $7.80 – June 14, 2005	4,167	4	32,496	-	-	-	-		-	32,500
Shares issued for stock options at $7.80 – June 28, 2005	5,416	5	42,245	-	-	-	-		-	42,250
Shares issued for services at $8.40 – June 28, 2005	6,666	7	55,993	-	-	-	-		-	56,000
Shares issued for stock options at $7.20 – August 10, 2005	10,250	10	73,790	-	-	-	-		-	73,800
Shares issued for stock options at $7.20 – August 11, 2005	2,083	2	14,998	-	-	-	-		-	15,000
Shares returned and cancelled– August 30, 2005	(2,083)	(2)	(16,248)	-	-	-	-		-	(16,250)
Shares issued for stock options at $6.60 – August 12, 2005	28,750	29	189,721	-	-	-	-		-	189,750
Shares issued for stock options at $6.60 – September 14, 2005	4,250	4	28,046	-	-	-	-		-	28,050

BRAVO ENTRPISES LTD.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF EXPLORATION STAGE) TO DECEMBER 31, 2013

Number Of		Additional Paid In	Accumulated Other Comprehensive Income	Deferred		Treasury	Promissory Notes	Deficit Accumulated During The Exploration
Shares	Amount	Capital	(Loss)	Compensation	Subscriptions	Stock	Receivable	Stage	Total

Shares issued for stock options at $6.60 – September 22, 2005	4,166	4	27,496	-	-	-	-		-	27,500
Shares issued for stock options at $6.60 – October 12, 2005	4,083	4	26,946	-	-	-	-		-	26,950
Shares issued for stock options at $7.80 – November 30, 2005	1,667	2	12,998	-	-	-	-		-	13,000
Shares issued for stock options at $6.60 – December 21, 2005	4,700	5	31,015	-	-	-	-		-	31,020
Stock based compensation	-	-	620,640	-	-	-	-		-	620,640
Deferred compensation expense recorded in the year	-	-	-	-	125,172	-	-		-	125,172
Unrealized losses on available for sale securities	-	-	-	(90,000)	-	-	-		-	(90,000)
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-		(1,950,963)	(1,950,963)
Balance December 31, 2005	640,007	639	22,195,076	(100,000)	(68,290)	-	-	-	(20,855,956)	1,171,469

Shares issued for stock options at $6.60 – January 16, 2006	3,333	3	21,997	-	-	-	-	-	-	22,000
Shares issued for stock options at $6.60 – February 6, 2006	3,333	3	21,997	-	-	-	-	-	-	22,000
Shares issued for stock options at $6.60 – February 23, 2006	1,667	2	10,998	-	-	-	-	-	-	11,000
Shares issued for services at $7.20 – January 21, 2006	1,667	2	11,998	-	-	-	-	-	-	12,000
Shares issued for cash at $2.00 – May 12, 2006, net of fees and expenses of $151,455 (Note (1))	133,333	133	648,412	-	-	-	-	-	-	648,545
Shares issued for finder’s fees – May 6, 2006 - (Note 7(1))	20,000	20	(20)	-	-	-	-	-	-	-
Shares issued for services at $7.20– May 23, 2006	833	1	7,499	-	-	-	-	-	-	7,500
Shares issued for stock options at $7.20 – May 24, 2006	1,667	2	11,998	-	-	-	-	-	-	12,000
Shares issued for services at $9.00 – May 25, 2006	8,333	8	74,992	-	(75,000)	-	-	-	-	-
Shares returned on reduction of finders’ fee – September 27, 2006 (Note 7(1))	(6,666)	(6)	6	-	-	-	-	-	-	-
Shares issued for stock options at $6.00 – October 2, 2006	94,583	95	567,405	-	-	-	-	(567,500)	-	-
Shares issued for stock options at $6.00 – October 3, 2006	8,750	9	52,491	-	-	-	-	(52,500)	-	-
Shares issued for services at $6.00 – November 1, 2006	8,000	8	47,992	-	(48,000)	-	-	-	-	-
Shares issued for services at $7.20 – December 12, 2006	1,167	1	8,399	-	-	-	-	-	-	8,400
Stock based compensation	-	-	241,000	-	-	-	-	-	-	241,000
Interest accrued on promissory notes receivable	-	-	-	-	-	-	-	(15,500)	-	(15,500)
Deferred compensation expense recorded in the year	-	-	-	-	134,492	-	-	-	-	134,492
Unrealized losses on available for sale securities	-	-	-	(8,889)	-	-	-	-	-	(8,889)
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	(738,090)	(738,090)
Balance December 31, 2006	920,007	920	23,922,240	(108,889)	(56,798)	-	-	(635,500)	(21,594,046)	1,527,927

Shares issued for services at $5.40 – January 16, 2007	166	-	900	-	-	-	-	-	-	900
Shares returned against promissory notes – April 25, 2007	(36,666)	(37)	(219,963)	-	-	-		220,000	-	-
Shares issued for stock options at $6.00 – April 26, 2007	13,333	13	79,987	-	-	(30,000)	-		-	50,000
Shares issued for stock options at $6.00 – June 5, 2007	3,333	3	19,997	-	-	(20,000)	-		-	-
Shares issued for services at $ 4.80 – June 12, 2007	6,667	7	31,993	-	-	-	-		-	32,000
Shares returned against promissory notes – June 19, 2007	(41,666)	(42)	(249,958)	-	-	-		250,000	-	-
Shares issued for stock options at $6.00 - July 15, 2007	833	1	4,999	-						5,000
Shares returned against promissory notes – August 15, 2007	(6,666)	(7)	(39,993)					40,000		-
Shares issued for services at $4.80 – August 15, 2007	6,666	7	31,993	-	(32,000)	-	-		-	-
Shares issued for stock options at $4.20 – September 21, 2007	1,667	1	6,999	-	-	-	-		-	7,000
Shares issued for stock options at $4.20 – September 26, 2007	2,083	2	8,748	-	-	-	-		-	8,750
Shares issued for stock options at $3.40 – October 30, 2007	5,000	5	16,995							17,000
Shares issued for stock options at $3.40 – November 1, 2007	10,000	10	33,990							34,000
Shares issued for stock options at $3.40 – December 20, 2007	8,000	8	27,192			(25,500)				1,700
Shares cancelled - December 31, 2007	(8,333)	(8)	8							-
Shares cancelled - December 31, 2007	(8,333)	(8)	(49,992)			50,000				-
Shares returned and cancelled - December 31, 2007	(7,500)	(7)	(25,493)			25,500				-
Share reconciliation	50	-	-							-
Stock based compensation			52,149							52,149
Settlement of promissory notes including interest								125,500		125,500
Deferred compensation expense recorded in the year					39,798					39,798
Unrealized gains on available for sale securities				614,942						614,942
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-		(593,789)	(593,789)

Balance December 31, 2007	868,641	$868	$23,652,791	$506,053	$(49,000)	$-	$-	$-	$(22,187,835)	$1,922,877

BRAVO ENTRPISES LTD.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF EXPLORATION STAGE) TO DECEMBER 31, 2013

Number Of		Additional Paid In	Accumulated Other Comprehensive Income	Deferred		Treasury	Promissory Notes	Deficit Accumulated During The Exploration
Shares	Amount	Capital	(Loss)	Compensation	Subscriptions	Stock	Receivable	Stage	Total

Shares issued for stock options at $2.60 – January 4, 2008	10,000	10	25,990							26,000
Shares issued for services at $2.20 – February 27, 2008	2,500	2	5,498							5,500
Shares issued for stock options at $2.00 – July 18, 2008	10,965	11	21,919							21,930
Shares issued for services at $2.20 – September 12, 2008	1,250	1	1,749							1,750
Stock based compensation			16,579							16,579
Deferred compensation expense recorded in the year					32,000					32,000
Unrealized gains on available for sale securities				340,936						340,936
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-		(1,871,917)	(1,871,917)

Balance December 31, 2008	893,356	892	$23,724,526	$846,989	$(17,000)	$-	$-	$-	$(24,059,752)	$495,655

Shares issued for cash at $1.40 -April 9, 2009	10,000	10	13,990							14,000
Shares issued for cash at $2.00 -April 9, 2009	12,500	12	24,988							25,000
Shares issued for cash at $2.00 -April 27, 2009	2,500	3	4,997							5,000
Shares issued hydroponic vertical farming design valued at $0.03 - June 9,2009	175,000	175	104,825							105,000
Shares issued for stock options at $ 0.60 – July 21, 2009	25,000	25	14,975							15,000
Shares issued for stock options at $ 0.60 – August 7, 2009	100,000	100	59,900							60,000
Shares issued for stock options at $ 0.60 – August 10, 2009	750	1	449							450
Shares issued for stock options at $ 0.60 – August 25, 2009	50,500	51	30,249							30,300
Shares issued for stock options at $ 0.60 – September 1, 2009	3,250	3	1,947							1,950
Shares issued for stock options at $ 0 60 – September 8, 2009	25,000	25	14,975							15,000
Shares issued for stock options at $ 0.60 – September 14, 2009	14,150	14	8,476							8,490
Shares issued for stock options at $ 0.60 – September 17, 2009	5,000	5	2,995							3,000
Shares issued for stock options at $ 0.60 – September 23, 2009	147,500	148	88,352							88,500
Shares issued for stock options at $ 0.60 – October 22, 2009	45,000	45	26,955							27,000
Shares issued for deferred compensation at $ 0.31 – November 18, 2009	25,000	25	7,575		(7,600)					-
Shares issued for stock options at $ 0.40 – December 16, 2009	8,750	9	3,491							3,500
Deferred compensation expense					8,844					8,844
Unrealized losses on available for sale securities				(795,927)						(795,927)
Net loss									(420,380)	(420,380)

Balance, December 31, 2009	1,543,256	1,543	24,134,639	51,062	(15,756)	-	-	-	(24,480,132)	(308,644)

Shares issued for stock options at $ 0.20 – January 25, 2010	40,250	40	8,010							8,050
Shares issued for stock options at $ 0.20 – March 9, 2010	15,000	15	2,985							3,000
Shares issued for stock options at $ 0.20 – March 23, 2010	5,000	5	995							1,000
Shares issued for stock options at $ 0.20 – April 15, 2010	50,000	50	9,950							10,000
Shares issued for deferred compensation at $ 0.10 – May 26, 2010	50,000	50	4,950		(5,000)					0
Shares issued for stock options at $0.06 - October 27, 2010	20,000	20	1,180							1,200
Shares issued for stock options at $0.05 - November 24, 2010	337,802	338	14,525							14,863
Shares issued for debt to related parties at $0.20- December 9, 2010	35,015	35	6,968							7,003
Deferred compensation expense					14,628					14,628
Unrealized gains on available for sale securities				46,795						46,795
Write down of securities				(91,682)						(91,682)
Net loss									(217,210)	(217,210)

Balance, December 31, 2010	2,096,323	2,096	24,184,202	6,174	(6,128)	-	-	-	(24,697,342)	(510,998)

BRAVO ENTRPISES LTD.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 1996 (INCEPTION OF EXPLORATION STAGE) TO DECEMBER 31, 2013

Number Of		Additional Paid In	Accumulated Other Comprehensive Income	Deferred		Treasury	Promissory Notes	Deficit Accumulated During The Exploration
Shares	Amount	Capital	(Loss)	Compensation	Subscriptions	Stock	Receivable	Stage	Total

Shares issued for services at $0.10 - January 13, 2011	1,250	1	124							125
Shares issued for debt to related parties at $0.40 - April 1, 2011	82,500	83	32,917							33,000
Shares issued for services at $0.20 - April 18, 2011	34,750	35	6,915							6,950
Shares issued for deferred compensation at $ 0.30 – July 7, 2011	325,000	325	97,175		(97,500)					0
Shares issued for debt to related parties at $0.24 - August 2, 2011	70,000	70	16,730							16,800
Shares issued for debt to related parties at $0.24 - August 15, 2011	90,000	90	21,510							21,600
Shares issued for debt to related parties at $0.24 - August 19, 2011	75,000	75	17,925							18,000
Shares issued for debt to related parties at $0.24 - September 12, 2011	35,000	35	8,365							8,400
Shares issued for deferred compensation at $ 0.30 - December 1, 2011	22,500	22	1,778		(1,800)					0
Shares issued for debt to related parties at $0.06 - December 29, 2011	220,000	220	12,980							13,200
Deferred compensation expense					42,838					42,838
Unrealized gains on available for sale securities				53,193						53,193
Write down of securities				(54,378)						(54,378)
Net loss									(202,130)	(202,130)

Balance, December 30, 2011	3,052,323	3,052	24,400,621	4,989	(62,590)				(24,899,472)	(553,400)

Shares issued for deferred compensation at $ 0.0221 – September 14, 2012	4,500,000	4,500	94,950		(99,450)					0
Shares issued for license - water harvester units at $0.013 - December 6, 2012	120,000,000	120,000	1,372,743							1,492,743
Shares issued for debt to related parties($145,000) & cash ($50,000) at $0.013 - December 11, 2012	15,000,000	15,000	180,000							195,000
Shares issued for debt to related parties - December 13, 2012	4,000,000	4,000	48,000							52,000
Shares issued for cash at $.08 - December 13, 2012	625,000	625	49,375							50,000
Shares to be issued						93,000				93,000
Share subsriptions receivable - 800,000 shares at $0.10						(80,000)				(80,000)
Stock Based Compensastion			70,000							70,000
Deferred compensation expense					77,880					77,880
Unrealized (loss) gains on available for sale securities				(3,089)						(3,089)
Net loss									(302,218)	(302,218)
Share reconciliation and rounding after 1:20 reverse split June 7, 2012	1,207	1	(975)							(974)

Balance, December 31, 2012	147,178,530	147,178	26,214,714	1,900	(84,160)	13,000			(25,201,690)	1,090,942

Shares issued for cash at $.08 - January 16, 2013	62,500	63	4,937			(5,000)				0
Shares issued for cash at $.10 - January 16, 2013	800,000	800	79,200							80,000
Shares issued for services at $0.10 - January 16, 2013	80,000	80	7,920			(8,000)				0
Shares issued for cash at $.10 - April 23, 2013	150,000	150	14,850							15,000
Shares issued for stock options at $0.013 - June 10, 2013	4,000,000	4,000	48,000							52,000
Shares issued for cash at $.10 - July 17, 2013	40,000	40	9,960							10,000
Shares issued for cash at $.10 - July 23, 2013	35,000	35	10,465							10,500
Shares issued for services at $0.10 - August 13, 2013	10,000	10	2,990							3,000
Shares issued for cash at $.17 - December 11, 2013	120,000	120	20,080							20,200
Shares to be cancelled - 90,400,000 issued at $0.013.							(1,175,200)			(1,175,200)
Deferred compensation expense					57,228					57,228
Unrealized (loss) gains on available for sale securities				33,766						33,766
Net loss									(489,019)	(489,019)

Balance, December 31, 2013	$152,476,030	$152,476	$26,413,116	$35,666	$(26,932)	$0	$(1,175,200)	$-	$(25,690,709)	$(291,583)

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
 (A Development Stage Company)

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2012	January 1,1996 the inception of development stage to December 31, 2013
Net loss for the year	$(489,019)	$(302,218)	$(21,230,076)
Adjustments to reconcile net loss to net cash from operating activities:
- amortization	82,930	-	82,930
- fees and services paid for with common shares	60,228	85,880	3,637,746
- non cash research and development	-	-	105,000
- other stock based compensation	-	70,000	1,989,468
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	-	2,970,722
- write-down of equities in Legacy Platinum Group Inc.	-	-	258,580
- write-down of equities in Golden Star Enterprises Ltd.	-	-	15,768
- write-down of interest in ACGT Corporation	-	-	2,250,937
- loss on Iceberg Drive Inn investment	-	-	85,000
- (gain)/loss on securities held for resale	-	-	(21,816)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	-	-	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	(13,935)	(68,953)	242,366
CASH FLOWS USED IN OPERATING ACTIVITIES	(359,796)	(215,291)	(5,739,473)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes	-	-	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	-	-	136,790
Interest in oil and gas properties – net of finders fees	-	-	(1,522,804)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	-	-	(1,442,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	187,700	105,000	5,391,025
Net advances (to) from related parties	99,521	196,982	1,385,532
Advances receivable		-	420,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	287,221	302,802	7,196,557

INCREASE (DECREASE) IN CASH	(72,575)	86,691	14,206

CASH, BEGINNING OF YEAR	86,781	90	-

CASH, END OF YEAR	$14,206	$86,781	$14,206

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
(A development stage company)

STATEMENTS OF OTHER COMPREHENSIVE (LOSS)

	For the years ended December 31,			For the period from January 1, 1996 to December 31,
	2013		2012	2013

NET LOSS		$(489,019)	$(302,218)	$(21,230,076)

Unrealized gains on related party securities		33,766	(3,089)	35,666

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of tax		33,766	(3,089)	35,666

COMPRHENSIVE (LOSS)	$	(455,253)	$(305,307)	$(21,194,410)

The accompanying notes are an integral part of these financial statements

BRAVO ENTERPRISES LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

Going Concern
The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated nominal revenues of $40,476 to date and has incurred losses of $25,690,709 since inception. The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the manufacture and distribution of the air to water harvesting units. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

In general, and where applicable, we use quoted prices in an active market for identical derivative assets and liabilities that are traded on exchanges. These derivative assets and liabilities are included in Level 1.The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$14,206	$-	$-	$14,206
Taxes recoverable	-			-
Accounts Receivable	-	-	-	-
Available securities	36,795	-	-	36,795
Prepaid Expenses	23,400			23,400
Intangible Assets	-	-	234,613	234,613
Total	$74,401	$-	$234,613	$309,014

Liabilities
Current and related party	$555,064	$-	$-	$555,064
Total	$555,064	$-	$-	$555,064

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Definite life intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. These tests involve the use of estimates and assumptions appropriate in the circumstances. In assessing fair value, valuation models are used that include discounted cash flows. The models use assumptions that include levels of growth in assets under management from net sales and market, pricing and margin changes, synergies achieved on acquisition, discount rates, and observable data for comparable transactions. As of December 31, 2013, the Company believed there was an adjustment required to its intangible assets due to the cancellation of the license agreement subsequent to year end and reduced the value of the intangible asset by $1,175,200 to reflect the new fair value of the intangible asset. As at December 31, 2013, the intangible asset is valued in the amount of $234,613 (2012- $1,492,743).

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

Revenue Recognition
Sales are recognized upon purchase by customers at our product facility. All sales at our product facility are final, allowing for no sales returns. As at December 31, 2013, $Nil (2012 - $3,354) is in accounts receivable from the sale of water units.

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

NOTE 3 – AVAILABLE FOR SALE SECURITIES – RELATED PARTIES

Golden Star Enterprises Ltd.
During 2004, the Company received 111,111 restricted Rule 144 shares of Golden Star Corporation (“Golden Star”), a public company with directors and significant shareholders in common. The restricted shares were received as non-refundable consideration pursuant to agreements with Golden Star dated November 10, 2004 and December 10, 2004 to acquire certain mineral property interests from the Company. These agreements were subsequently terminated.

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

During the year ended December 31, 2013, the Company sold Nil Golden Star shares and recorded an unrealized loss of $57. As a result, the carrying value of the available for sale shares of Golden Star is $32 as at December 31, 2013. In July of 2013, the Golden Star shares held were subject to a 1:40 reverse split.

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

During the year ended December 31, 2013, the Company sold Nil Legacy shares and recorded an unrealized gain of $33,822. As a result, the carrying value of the available for sale shares of Legacy is $36,763 as at December 31, 2013. In November of 2013, the Legacy shares held were subject to a 1:9 reverse split.

Available for sale securities – related parties include the following:

	December 31,	December 31,
	2013	2012

408,402 (2012-408,402) shares of Legacy Platinum Group Inc.	$36,763	$2,941
2,465 (2012- 2,465) shares of Golden Star Enterprises Ltd.	32	89
	$36,795	$3,030

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

NOTE 4 – INTANGIBLE ASSETS (continued)

A portion of the 120,000,000 restricted common share consideration is being received by certain shareholders that also owned shares in Bravo Enterprises Ltd. prior to the November 23, 2012 agreement. The value of these shares considered a related party portion is $67,257 and as such, this amount has been eliminated from the transaction.

Intangible assets include the following:

	December 31,	December 31,
Description	2013	2012

18 year general license to manufacture and distribute water units	$1,560,000	$1,560,000
Less: related party portion of consideration for license	(67,257)	(67,257)
Less: accumulated amortization	(82,930)	-
Balance	$1,409,813	$1,492,743
Less: effect of 2014 cancellation of partial consideration for license	(1,175,200)	-
Adjusted Balance	$234,613	$1,492,743

Subsequent to year end the Company cancelled 90,400,000 restricted common shares relating to the exclusive license agreement dated November 23, 2012. See subsequent event note 11.

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

The Company amortizes the costs of these services over the respective terms of the contracts. During the years ended December 31, 2013 and 2012, the Company recorded amortization of deferred compensation totaling $57,228 and $77,780 respectively. As of December 31, 2013 the unamortized portion of the deferred compensation totaled $26,932. (December 31, 2012 - $84,160).

NOTE 6 - STOCKHOLDERS’EQUITY

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

(1) 2013 Stock Transactions- During the year ended December 31, 2013:

(a)	The Company issued 80,000 restricted common shares valued at $8,000 to a consultant services earned in 2012.
(b)	The Company issued 800,000 restricted common shares for cash in the amount of $80,000 pursuant to private placement subscription agreements.
(c)	The Company issued 62,500 restricted common shares for cash received in 2012 in the amount of $5,000 pursuant to a private placement subscription agreement.
(d)	The Company issued 225,000 restricted common shares for cash in the amount of $35,000 pursuant to three private placement subscription agreements.
(e)	The Company issued 4,000,000 common shares for cash in the amount of $52,000 pursuant to the exercise of incentive stock options in accordance with the 2012 Stock Option Plan.
(f)	The Company issued 10,000 restricted common shares valued at $3,000 to a consultant for his services.
(g)	The Company issued 120,000 restricted common shares for cash in the amount of $20,200 pursuant to private placement subscription agreements.

(2) 2012 Stock Transactions- During the year ended December 31, 2012:

(a)	The Company issued 4,500,000 restricted common shares valued at $99,450 pursuant to deferred compensation agreements.
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

(3) 2013 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Balance, December 31, 2011	-	-	-
Granted during 2012	26,000,000	0.013	5.00
Exercised during 2012	(19,000,000)	0.013
Balance, December 31, 2012	7,000,000	0.013	5.00
Granted during the period	-	-	-
Exercised during the period	(4,000,000)	-	-
Balance December 31,2013	3,000,000	0.013	5.00

 NOTE 6 - STOCKHOLDERS’EQUITY(continued)

The Company issued 4,000,000 common shares for cash in the amount of $52,000 pursuant to the exercise of incentive stock options in accordance with the 2012 Stock Option Plan.

(4) 2012 Stock Options

 The Company issued a total of 19,000,000 common shares pursuant to the exercise of options under the Company’s 2012 Stock Incentive and Option Plan. These shares were issued at $0.013 per share for cash in the amount of $50,000 and to satisfy debt to related parties in the amount of $197,000, for a total of $247,000.

 The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Balance, December 31, 2011	-	-	-
Granted during 2012	26,000,000	0.013	5.00
Exercised during 2012	(19,000,000)	0.013	-
Balance, December 31, 2012	7,000,000	0.013	5.00

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

NOTE 7– RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013, the Company incurred $15,000 (2012 -$4,000) in management fees to directors.

During the year ended December 31, 2013 the Company incurred $33,760 (2012 - $32,507) in rent and office expenses to a private company controlled by a shareholder.

During the year ended December 31, 2013, significant shareholders and companies controlled by significant shareholders earned $57,228 (2012 - $77,880) pursuant to deferred compensation agreements.

NOTE 7– RELATED PARTY TRANSACTIONS (continued)

On November 23, 2012, the Company acquired a exclusive license to manufacture and distribute air-to-water harvester units for consideration of 120,000,000 restricted common shares of the Company valued at $1,560,000. A portion of the 120,000,000 restricted common share consideration is being received by certain shareholders that also owned shares in Bravo Enterprises Ltd. prior to the November 23, 2012 agreement. The value of these shares considered a related party portion is $67,257 and as such, this amount has been eliminated from the transaction, leaving an original net value of $1,492,743 for the license.

The following amounts are due to related parties at:

	December 31, 2013	December 31, 2012

Significant shareholders	$56,129	$2,142

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	December 31, 2013	December 31, 2012
Cash paid during the year for:
Interest	$45,533	$-
Income taxes	$-	$-

During the year ended December 31, 2013 the Company issued:

(a)	The Company issued 80,000 restricted common shares valued at $8,000 to a consultant services earned in 2012.
(b)	The Company issued 800,000 restricted common shares for cash in the amount of $80,000 pursuant to private placement subscription agreements.
(c)	The Company issued 62,500 restricted common shares for cash received in 2012 in the amount of $5,000 pursuant to a private placement subscription agreement.
(d)	The Company issued 225,000 restricted common shares for cash in the amount of $35,000 pursuant to three private placement subscription agreements.
(e)	The Company issued 4,000,000 common shares for cash in the amount of $52,000 pursuant to the exercise of incentive stock options in accordance with the 2012 Stock Option Plan.
(f)	The Company issued 10,000 restricted common shares valued at $3,000 to a consultant for his services.
(g)	The Company issued 120,000 restricted common shares for cash in the amount of $20,200 pursuant to private placement subscription agreements.

During the year ended December 31, 2012 the Company issued:

(a)	4,500,000 restricted common shares valued at $99,450 pursuant to deferred compensation agreements. (See Note 5)
(b)
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

(d)	625,000 restricted common shares valued at $50,000 pursuant to a private placement subscription agreement.
(e)	An additional $5,000 pursuant to a private placement subscription agreement and issued the 62,500 restricted common shares to the subscriber subsequent to year end.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”). The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of December 31, 2013, the Company is still in the process of having the certificates released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of December 31, 2013.

The Company conducts busines in Canada and the Goods and Services Tax is defined in law at Part IX of the Excise Tax Act. GST is levied on supplies of goods or services purchased in Canada and includes most products, except certain politically sensitive essentials such as groceries, residential rent, and medical services, and services such as financial services. Businesses that purchase goods and services that are consumed, used or supplied in the course of their "commercial activities" can claim "input tax credits" subject to prescribed documentation requirements (i.e., when they remit to the Canada Revenue Agency the GST they have collected in any given period of time, they are allowed to deduct the amount of GST they paid during that period). In 2013, the Company received a demand from Canada Revenue Agency to file outstanding corporate income tax returns for the years 2000-2012 as required under GST rules. The Company filed these returns and all of the returns had $Nil tax payable. However, Canada Revenue Agency imposed late filing penalties and interest totalling $45,533 for the corporate tax returns. The Company has filed notices of objection for all the years 2000-2012 and will dispute the penalties and interest. The Company has had no response from Canada Revenue Agency.

As of August 1, 2012, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years.

Payments	2013	2014	2015	TOTAL

Office Rent	$30,000	$30,000	$30,000	$90,000

NOTE 10 – INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of December 31, 2013, the Company has combined net operating losses carried forward totaling approximately $25,700,000 for tax purposes which expire through 2030. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

NOTE 10 – INCOME TAXES (continued)

A reconciliation of income tax computed at the federal and state statutory tax rates is as follows:

	December 31, 2013	December 31, 2012

Federal income tax provision at statutory rate	(35.00)%	(35.00)%
State income tax provision at statutory rate, net of federal income tax effect	(0.00)	(0.00)

Total income tax provision rate	(35.00)%	(35.00)%

The actual income tax provisions differ from the expected amounts calculated by applying the federal income tax statutory rate to the Company’s loss before income taxes. The components of these differences are as follows:

	December 31, 2013	December 31, 2012

Loss before income taxes	$(489,019)	$(302,218)
Corporate tax rate	35.00%	35.00%

Expected tax expense (recovery)	(171,157)	(105,776)
Non-deductible stock based compensation	-	-
Unrecognized loss carry forward and other	-	-

Income tax provision	$-	$-

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2013	2012

Non-capital loss carry forwards	$8,167,000	$8,167,000
Valuation allowance	(8,167,000)	(8,167,000)
Net deferred tax asset	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

The Company issued 3,000,000 restricted common shares valued at $300,000 to two shareholders pursuant to deferred compensation agreements dated February 15, 2014.

In February, 2014, the Company and Water For The World Manufacturing Inc. formally terminated the exclusive licensing agreement dated November 23, 2012 with certain provisions. Specifically, in consideration for the goodwill generated during the period of the exclusive license agreement between Water For The World Manufacturing Inc. and Bravo Enterprises Ltd., certain private transactions involving the beneficial owners of some of the 120,000,000 restricted common shares issued will be honored. These private transactions transpired prior to the cancellation of the above mentioned exclusive license agreement. As such 90,400,000 restricted common shares valued at $1,175,200 were cancelled and returned to treasury.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the allowable time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We intend to adopt a code of ethics in 2014 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions. We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal financial officer, principle accounting officer or controller, other persons performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

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

Our directors and principal executive officers are as specified on the following table:

Name and Address	Age	Position	Date of Appointment

Jaclyn Cruz	30	President & Director & CEO	November 18, 2008

Matt Kelly	30	Secretary, Treasurer & Director & CFO	February 1, 2012

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending December 31, 2013 for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Jaclyn Cruz	2010	500	0	0	0	0	0	0	0
President	2011	4,000	0	0	0	0	0	0	0
	2012	3,000	0	0	0	0	0	0	0
	2013	15,000	0	0	0	0	0	0	0

Matt Kelly	2012	1,000	0	0	0	0	0	0	0
Secretary	2013	0	0	0	0	0	0	0	0

Sharon Deutsch	2011	1,000	0	0	0	0	0	0	0
Director**	2012	0	0	0	0	0	0	0	0
_________
** Sharon Deutsch resigned as Secretary, Treasurer and Director on February 1, 2012. Her resignation was not the result of any disputes with Bravo Enterprises Ltd.

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

Stock-based Compensation. During the year ended December 31, 2013, $Nil (2012-$70,000) in stock-based compensation was recorded in our financial statements. Stock-based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model. We do not expect further stock-based compensation in 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2013, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Name of Title of Class	Amount & Nature of Beneficial Owner	Percent of Class Beneficial Owner	Common Stock

Jaclyn Cruz	P.O. Box 63	25,000	0.0006%
President/Director/CEO	Farmingville, New York
	11738

Sharon Deutsch	35 South Ocean Ave.	-	0.00%
Secretary /Director /CFO	Patchogue, New York
(resigned February 1, 2012)	11772

Matt Kelly	123 Van Horne Ave.	-	0.00%
Secretary /Director /CFO	Holbrook, New York
(appointed February 1, 2012)	11741

All directors and Officers as a group		25,000	0.001%

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

No changes in the Company's internal controls over financial reporting occurred during the year ended December 31, 2013 and 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2013, the Company incurred $15,000 (2012 -$4,000) in management fees to directors.

During the year ended December 31, 2013 the Company incurred $33,760 (2012 - $32,507) in rent and office expenses to a private company controlled by a shareholder.

During the year ended December 31, 2013, significant shareholders and companies controlled by significant shareholders earned $57,228 (2012 - $77,880) pursuant to deferred compensation agreements.

On November 23, 2012, the Company acquired a exclusive license to manufacture and distribute air-to-water harvester units for consideration of 120,000,000 restricted common shares of the Company valued at $1,560,000. A portion of the 120,000,000 restricted common share consideration is being received by certain shareholders that also owned shares in Bravo Enterprises Ltd. prior to the November 23, 2012 agreement. The value of these shares considered a related party portion is $67,257 and as such, this amount has been eliminated from the transaction, leaving an original net value of $1,492,743 for the license.

The following amounts are due to related parties at:

	December 31, 2013	December 31, 2012

Significant shareholders	$56,129	$2,142

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

2012:	$21,600
2013:	$21,600

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2012:	$0
2013:	$0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2012:	$0
2013:	$0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2012:	$0
2013:	$0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit 31.1	Section 906 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 31.2	Section 906 Certification of Periodic Report of the Chief Financial Officer.

Exhibit 32.1	Section 302 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 32.1	Section 302 Certification of Periodic Report of the Chief Financial Officer.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

b) Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

BRAVO ENTERPRISES LTD

Date: April 15, 2014	By:	/s/ Jaclyn Cruz
Jaclyn Cruz

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

Date: April 15, 2014	By:	/s/ Jaclyn Cruz
Jaclyn Cruz
Director and President

Date: April 15, 2014	By:	/s/ Matt Kelly
Matt Kelly
Secretary and Treasury