Form 10-Q
period 2014-03-31
BRAVO ENTERPRISES LTD.
filed 2014-05-20
CIK 746631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

 FORM 10-Q
(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ______________

Commission File Number: 0-13577

Bravo Enterprises Ltd.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 15, 2014, there were 71,076,030 shares outstanding of the issuer’s common stock.

INDEX		PAGE

PART. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of March 31, 2014 (Unaudited) and December 31, 2013	F-1

	Statements of Operations (Unaudited) For the Three Month Period Ended March 31, 2014 and 2013, and the Period from January 1, 1996 through March 31, 2014	. F-2

	Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2014 and 2013, and the Period from January 1, 1996 through March 31, 2014	F-3

	Statements of Other Comprehensive Loss (Unaudited) For the Three Months Ended March 31, 2014 and 2013 and the Period from January 1, 1996 through March 31, 2014	F-4

	Notes To Financial Statements (Unaudited)	F-5

Item 2.	Management's Discussion and Analysis or Plan of Operation	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6

Item 4T	Controls and Procedures	6

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Mine Safety Disclosures	9

Item 5.	Other Information	9

Item 6.	Exhibits	10

SIGNATURES		11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BRAVO ENTERPRISES LTD.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash	$15,280	$14,206
Prepaid expenses	4,200	23,400
Inventory	13,111	-
TOTAL CURRENT ASSETS	32,591	37,606

AVAILABLE FOR SALE SECURITIES – related parties	69,474	36,795
INTANGIBLE ASSETS – net of impairment of $224,247 and amortization of of $93,296 (2013)	-	234,613
TOTAL OTHER ASSETS	69,474	271,408

TOTAL ASSETS	$102,065	$309,014

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$484,687	$498,935
Due to related parties	131,176	56,129
TOTAL CURRENT LIABILITIES	615,863	555,064

COMMITMENTS AND CONTINGENCIES	45,533	45,533

STOCKHOLDERS’ DEFICIT
Convertible preferred stock:
- Class A voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
Common stock, $.001 par value, 500,000,000 shares authorized 65,076,030 (December 31, 2013 – 152,476,030) shares issued and outstanding	65,076	152,476
Additional paid-in capital	25,685,316	26,413,116
Deferred compensation	(352,000)	(26,932)
Deficit accumulated during the development stage	(21,565,435)	(21,230,076)
Deficit accumulated prior to the development stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive income	68,345	35,666
TOTAL STOCKHOLDERS’ (DEFICIT)	(559,331)	(291,583)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$102,065	$309,014

The accompanying notes are an integral part of these condensed financial statements

BRAVO ENTERPRISES LTD.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31, 2014	Three months ended March 31, 2013	Cumulative from January 1, 1996 (inception of development stage) to March 31, 2014

REVENUES
Water Unit Sales – related party	$32,000	-	$67,773
Water Unit Sales – other	-	4,104	4,703
TOTAL REVENUES	32,000	4,104	72,476

COST OF GOODS SOLD	19,200	2,365	44,965

GROSS PROFIT	12,800	1,739	27,511

GENERAL AND ADMINISTRATIVE EXPENSES
Litigation settlement	-	-	2,291,070
Management and consulting fees	66,977	116,718	5,292,343
Consulting fees – stock based compensation	-	-	1,989,869
Exploration costs	-	-	113,678
Loss on settlement of debt	-	-	718,784
General and administrative	35,522	32,830	3,081,140
Professional fees	11,047	10,386	1,274,845
Amortization	10,366	20,333	93,296
Interest expense	-	-	143,815
Research and development costs	-	-	285,231
Software development costs	-	-	737,300
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	123,912	180,267	16,021,371

OTHER (INCOME) EXPENSES
Interest, royalty and other income	-	-	(82,138)
(Gain)/loss on sale of securities – related parties	-	-	(21,541)
Property Option Income	-	-	(130,000)
Write-down of securities – Legacy Platinum Group Inc.	-	-	258,580
Write-down of securities – Golden Star Enterprises Ltd.	-	-	15,768
Write-down of interest in ACGT Corporation	-	-	1,406,000
Write-down of interest in oil and gas properties	-	-	3,815,659
Write-down of exclusive license agreement	224,247	-	224,247
Loss on Iceberg Drive Inn investment	-	-	85,000
TOTAL OTHER (INCOME) EXPENSES	224,247	-	5,571,575

Loss before income taxes	(335,359)	(178,528)	(21,565,435)
Income tax provision	-	-	-

NET LOSS	$(335,359)	$(178,528)	$(21,565,435)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	108,342,697	147,335,613

The accompanying notes are an integral part of these condensed financial statements

BRAVO ENTERPRISES LTD.
(A development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31 ,		For the period from January 1, 1996 to March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(335,359)	$(178,528)	$(21,565,435)
Adjustments to reconcile net loss to net cash used in operating activities:
- amortization	10,366	-	93,296
- fees and services paid for with common shares	34,932	16,182	3,672,678
- non cash research and development	-	-	105,000
- other stock-based compensation	-	-	1,989,468
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	-	2,970,722
- write-down of equities in Legacy Platinum Group Inc.	-	-	258,580
- write-down of equities in Golden Star Enterprises Ltd.	-	-	15,768
- write-down of interest in ACGT Corporation	-	-	2,250,937
- write-down of exclusive license agreement	224,247	-	224,247
- loss on Iceberg Drive Inn investment	-	-	85,000
- (Gain)/loss on sale of securities held for resale – related parties	-	-	(21,816)
- non cash option income received in shares	-	-	(130,000)
- interest accrued on promissory notes receivable	-	-	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	4,952	(7,958)	247,318
- inventory	(13,111)	-	(13,111)

CASH FLOWS USED IN OPERATING ACTIVITIES	(73,973)	(169,934)	(5,813,446)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes receivable	-	-	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	-	-	136,790
Interest in oil and gas properties, net of finders fees	-	-	(1,522,804)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(1,442,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	-	80,000	5,391,025
Net advances (to) from related parties	75,047	8,904	1,460,579
Advances receivable	-	-	420,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	75,047	88,904	7,271,604

NET INCREASE (DECREASE) IN CASH	1,074	(81,030)	15,280

CASH, BEGINNING OF PERIOD	14,206	86,781	-

CASH, END OF PERIOD	$15,280	$5,751	$15,280

Supplemental cash flow information (See Note 8)

The accompanying notes are an integral part of these condensed financial statements

BRAVO ENTERPRISES LTD.
(A development stage company)
CONDENSED STATEMENTS OF OTHER COMPREHENSIVE (LOSS)
(UNAUDITED)

	For the three months ended March 31,		For the period from January 1, 1996 to March 31,
	2014	2013	2014

NET LOSS	$(335,359)	$(178,528)	$(21,565,435)

Unrealized gains on related party securities	32,679	41,303	68,345

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of tax	32,679	41,303	68,345

COMPREHENSIVE INCOME (LOSS)	$(302,680)	$(137,225)	$(21,497,090)

The accompanying notes are an integral part of these condensed financial statements

BRAVO ENTERPRISES LTD.
(A development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

NOTE 1 – NATURE OF OPERATIONS

The Company was incorporated as Venture Investments Inc. under the Laws of the State of Nevada on November 29, 1983. The Company underwent a name change to Asdar Group on December 10, 1987, a name change to Precise Life Sciences Ltd. on April 30, 2002, a name change to Iceberg Brands Corporation on February 18, 2003, a name change to Avalon Gold Corporation on August 28, 2003, a name change to Avalon Energy Corporation on March 22, 2005, a name change to Shotgun Energy Corporation on September 25,2007 and a name change to Organa Gardens International Inc. on February 26, 2009 and a name change to Bravo Enterprises Ltd. on June 1, 2012. The Company was dormant from1991 to 1996 and currently has no revenue generating operations. The Company was considered a development stage company since January 1, 1996 and as a result of changing its business focus to air to water harvesting units is considered to be a development stage company. Expected operations will consist of manufacturing and distributing air to water harvesting units worldwide.

GOING CONCERN

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated revenues of $72,476 to date and has incurred losses of $26,026,068 since inception. The Company will depend on sales generated from the air to water harvester units, shareholder loans and on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the manufacture and distribution of the air to water harvesting units. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

NOTE 2 – BASIS OF PRESENTATION (con’t.)

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

In general, and where applicable, we use quoted prices in an active market for identical derivative assets and liabilities that are traded on exchanges. These derivative assets and liabilities are included in Level 1.The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$15,280	$-	$-	$15,280
Prepaid Expenses	4,200			4,200
Inventory	13,111	-	-	13,111
Total	$32,591	$-	$-	$32,591

Liabilities
Current and related party	$615,864	$-	$-	$615,864
Total	$615,864	$-	$-	$615,864

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

NOTE 2 – BASIS OF PRESENTATION (con’t.)

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

Definite life intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. These tests involve the use of estimates and assumptions appropriate in the circumstances. In assessing fair value, valuation models are used that include discounted cash flows. The models use assumptions that include levels of growth in assets under management from net sales and market, pricing and margin changes, synergies achieved on acquisition, discount rates, and observable data for comparable transactions. In February 2014, the Company’s intangible assets were terminated by mutual agreement and the exclusive license agreement was written down to $Nil.

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

NOTE 2 – BASIS OF PRESENTATION (con’t.)

Inventory

Inventories consist of merchandise held for sale in the ordinary course of business, including cost of freight and other miscellaneous acquisition costs, and are stated at the lower of cost, or market determined on the first-in-first-out basis. The Company records a write-down for inventories, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Companys products are less favorable than forecasted or if unforeseen changes negatively affect the utility of the Companys inventory, it may be required to record additional write-downs, which would negatively affect gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, the Company may have higher gross margins when products incorporating inventory that were previously written down are sold.

Revenue Recognition

Sales are recognized upon purchase by customers at our product facility. All sales at our product facility are final, allowing for no sales returns. As at March 31, 2014, $Nil (2012 - $Nil) is in accounts receivable from the sale of water units.

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

During the three month period ended March 31, 2014, the Company sold Nil Golden Star shares and recorded an additional unrealized gain of $Nil to March 31, 2014. As a result, the carrying value of the available for sale shares of Golden Star is $32 as at March 31, 2014.

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES – RELATED PARTIES (con’t.)

Legacy Platinum Group Inc.

During 2003 the Company settled an outstanding debt receivable of $122,988 from Legacy Platinum Group Inc.. (“Legacy”) for the issue of 1,229,880 restricted shares of Legacy representing a then 9.8% interest in Legacy. During 2004, the Company wrote this investment down to $1 because management determined that it was not recoverable within a reasonable period of time.

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

During the three month period ended March 31, 2014, the Company sold Nil Legacy shares and recorded an additional unrealized gain of $32,679 to March 31, 2014. As a result, the carrying value of the available for sale shares of Legacy is $69,351 as at March 31, 2014.

Available for sale securities – related parties include the following:

	March 31,	December 31,
	2014	2013

408,402 (2012-408,402) shares of Legacy Platinum Group Inc.	$69,442	$36,763
2,465 (2012- 2,465) shares of Golden Star Enterprises Ltd.	32	32
	$69,474	$36,795

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

Intangible assets include the following:

	March 31,	December 31,
Description	2014	2013
18 year general license to manufacture and distribute water units	$1,560,000	$1,560,000
Less: related party portion of consideration for license	(67,257)	(67,257)
Less: accumulated amortization	(93,296)	(82,930)
Balance	$1,399,447	$1,409,813
Less: value of shares cancelled and returned to treasury	(1,175,200)	(1,175,200)
Less: write-down of exclusive license	(224,247)	-
Balance	$ Nil	$1,472,010

In February, 2014, the Company and Water For The World Manufacturing Inc. formally terminated the exclusive licensing agreement dated November 23, 2012 with certain provisions. Specifically, in consideration for the goodwill generated during the period of the exclusive license agreement between Water For The World Manufacturing Inc. and Bravo Enterprises Ltd., certain private transactions involving the beneficial owners of some of the 120,000,000 restricted common shares issued will be honored. These private transactions transpired prior to the cancellation of the above mentioned exclusive license agreement. As such 90,400,000 restricted common shares valued at $1,175,200 were cancelled and returned to treasury and the license was written down to $Nil.

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

On February 15, 2014, the Company entered into a consulting agreement with Charlton Investments Ltd. (“Charlton”), a private company controlled by a significant shareholder, with a two-year term, whereby Charlton provides consulting services to the Company regarding its new line of air to water harvesting units (valued at $180,000) in exchange for 1,500,000 restricted shares of the Company’s common stock.

On February 15, 2014, the Company entered into a consulting agreement with Compte De Sierge Accomodative Corp. Limited (“Compte”), a private Hong Kong corporation, with a two-year term, whereby Compte provides consulting services to the Company regarding its new line of air to water harvesting units (valued at $180,000) in exchange for 1,500,000 restricted shares of the Company’s common stock.

The Company amortizes the costs of these services over the respective terms of the contracts. During the three months ended March 31, 2014 and 2013, the Company recorded amortization of deferred compensation totaling $34,932 and $16,182 respectively. As of March 31, 2014 the unamortized portion of the deferred compensation totaled $352,000 (December 31, 2013 - $26,932).

NOTE 6 – STOCKHOLDERS’ EQUITY

(1) 2014 Stock Transactions- During the three months ended March 31, 2014 the Company:

(a) cancelled 90,400,000 restricted common shares valued at $1,175,200 pursuant to the termination of the exclusive licensing agreement dated November 23, 2012.

(b) issued 3,000,000 restricted common shares valued at $360,000 to two shareholders pursuant to deferred compensation agreements dated February 15, 2014.

(2) 2013 Stock Transactions- During the three months ended March 31, 2013 the Company:

(a) issued 80,000 restricted common shares valued at $8,000 to a consultant for her services earned in 2012.

(b) issued 800,000 restricted common shares for cash in the amount of $80,000 pursuant to a private placement subscription agreements.
(c) issued 62,500 restricted common shares for cash received in 2012 in the amount of $5,000 pursuant to a private placement subscription agreement.

NOTE 6 – STOCKHOLDERS’ EQUITY (con’t.)

(3) 2014 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2012	7,000,000	0.013	5.00
Granted during the period	-	-	-
Exercised during the period	-	-	-
Balance, December 31, 2013	7,000,000	0.013	5.00
Granted during the period	-	-	-
Exercised during the period	-	-	-
Balance March 31,2014	7,000,000	0.013	5.00

(4) 2013 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2011	-	-	-
Granted during 2012	26,000,000	0.013	5.00
Exercised during 2012	(19,000,000)	0.013
Balance, December 31, 2012	7,000,000	0.013	5.00
Granted during the period	-	-	-
Exercised during the period	-	-	-
Balance March 31,2013	7,000,000	0.013	5.00

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2014, the Company incurred $3,600 (2013 -$5,000) in fees to directors.

During the three months ended March 31, 2014, the Company incurred $22,750 (2013 -$97,750) in consulting and management fees to shareholders or companies controlled by shareholders.

During the three months ended March 31, 2014, the Company incurred $7,828 (2013 - $8,688) in rent and office expenses to a private company controlled by a shareholder.

During the three months ended March 31, 2014, companies controlled by significant shareholders earned $18,846 (2013 - $7,596) pursuant to the expired portion of deferred compensation agreements (see Note 5).

The following amounts are due to related parties at:

	March 31, 2014	December 31, 2013
Significant shareholders	$131,177	$56,129

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended March 31,
	2014	2013
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

During the three months ended March 31, 2014 the Company:

(a) cancelled 90,400,000 restricted common shares valued at $1,175,200 pursuant to the termination of the exclusive licensing agreement dated November 23, 2012.

(b) issued 3,000,000 restricted common shares valued at $360,000 to two shareholders pursuant to deferred compensation agreements dated February 15, 2014.

During the three months ended March 31, 2013 the Company:

(a) issued 80,000 restricted common shares valued at $8,000 to a consultant for her services earned in 2012.

(b) issued 800,000 restricted common shares for cash in the amount of $80,000 pursuant to private placement subscription agreements.

(c) issued 62,500 restricted common shares for cash received in 2012 in the amount of $5,000 pursuant to a private placement subscription agreement.

NOTE 9 – INCOME TAXES

As of March 31, 2014, the Company had net operating loss carryforwards of approximately $26,000,000 that may be available to reduce future years' taxable income and will expire between the years 2014 - 2034. Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”). The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of March 31, 2014, the Company is still in the process of having the certificates released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of March 31, 2014.

NOTE 10 – COMMITMENTS AND CONTINGENCIES (con’t.)

The Company conducts busines in Canada and the Goods and Services Tax is defined in law at Part IX of the Excise Tax Act. GST is levied on supplies of goods or services purchased in Canada and includes most products, except certain politically sensitive essentials such as groceries, residential rent, and medical services, and services such as financial services. Businesses that purchase goods and services that are consumed, used or supplied in the course of their "commercial activities" can claim "input tax credits" subject to prescribed documentation requirements (i.e., when they remit to the Canada Revenue Agency the GST they have collected in any given period of time, they are allowed to deduct the amount of GST they paid during that period). In 2013, the Company received a demand from Canada Revenue Agency to file outstanding corporate income tax returns for the years 2000-2012 as required under GST rules. The Company filed these returns and all of the returns had $Nil tax payable. However, Canada Revenue Agency imposed late filing penalties and interest totalling $45,533 for the corporate tax returns. The Company has filed notices of objection for all the years 2000-2012 and will dispute the penalties and interest. The Company has had no response from Canada Revenue Agency as at March 31, 2014.

As of August 1, 2012, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years with a renewal option.

Payments	2014	2015	2016	TOTAL
Office Rent	$30,000	$30,000	$30,000	$90,000

NOTE 11 – SUBSEQUENT EVENTS

The Company issued 6,000,000 restricted common shares valued at $180,000 to two shareholders pursuant to deferred compensation marketing agreements dated May 1, 2014.

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

Intangible assets include the following:

Description	March 31,	December 31,
	2014	2013
18 year general license to manufacture and distribute water units	$1,560,000	$1,560,000
Less: related party portion of consideration for license	(67,257)	(67,257)
Less: accumulated amortization	(93,296)	(82,930)
Balance	$1,399,447	$1,409,813
Less: value of shares cancelled and returned to treasury	(1,175,200)	(1,175,200)
Less: write-down of exclusive license	(224,247)	-
	$ Nil	$1,472,010

In February, 2014, the Company and Water For The World Manufacturing Inc. formally terminated the exclusive licensing agreement dated November 23, 2012 with certain provisions. Specifically, in consideration for the goodwill generated during the period of the exclusive license agreement between Water For The World Manufacturing Inc. and Bravo Enterprises Ltd., certain private transactions involving the beneficial owners of some of the 120,000,000 restricted common shares issued will be honored. These private transactions transpired prior to the cancellation of the above mentioned exclusive license agreement. As such 90,400,000 restricted common shares valued at $1,175,200 were cancelled and returned to treasury and the license was written down to $Nil.

As of March 31, 2014, the Company is purchasing its own line of air to water harvester units and will continue to carry on the business of distributing and selling this new line of machines. As March 31, 2014, the company has an inventory of machines valued at $13,111 (2012- $Nil).

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

For additional information, refer to the Company’s website, www.splashwatersolutions.org or www.bravoenterprises.ws

Liquidity and Capital Resources.

At March 31, 2014, we had total assets of $102,065. This includes a cash balance of $15,280, prepaid expenses of $4,200, inventory of $13,111 and available for sale securities with a fair value of $69,474. The decrease in assets was due the terminaton of the exclusive licensing agreement dated November 23, 2012 between the Company and Water-For-the-World- Manufacturing Inc.

At March 31, 2014, we had current liabilities of $615,864, which was represented by accounts payable and accrued liabilities of $484,687 and $131,377 due to related parties. As of December 31, 2013 we had current liabilities of $555,064. The increase in liabilities was a result of an increase in related party payables. At March 31, 2014, we had a working capital deficiency of $583,273 (December 31, 2013 - $517,458).

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

Results of Operations

We have realized revenues of $72,476 from operations to date. Loss from operations for the three month period ended March 31, 2014 was $335,539 (2013 - $178,528). This increase in loss was due to the write down of the exclusive license agreement in the amount of $224,247.

From January 1, 1996 to March 31, 2013 our Company has incurred cumulative net losses of $21,565,435 resulting primarily from the write-down of $3,815,655 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of equities in Legacy Platinum Group Inc. of $258,580, write-down of equities in Golden Star Enterprises Ltd. of $15,768, write-down of license agreement of $224,427 and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $7,282,212, office and general expenses of $3,081,140; professional fees of $1,274,845; interest expense of $143,815, exploration costs of $113,678, loss on settlement of debt of $718,784, software development costs of $737,300, amortization costs of $93,296 and research and development costs of $285,231. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden star Enterprises Ltd., $82,138 in interest and royalty income and a gain on the sale of securities – related parties of $21,541.

The cash and equivalents constitute our present internal sources of liquidity.

Although we are generating some revenues, our only external source of liquidity, besides sales of the air to water machines is the sale of our capital stock and any advances from officers, directors or shareholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2014, we had cash in the amount of $15,280. We have generated revenues of $72,476 revenues since inception and have incurred a net loss of $21,565,435 from our re-entry into development stage on January 1, 1996 to March 31, 2014. Our current operating funds are insufficient to cover the next phase of marketing and distribution of the air-to-water harvester units. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated expenditures.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the allowable time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the first quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”). The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of March 31, 2014, the Company is still in the process of having the certificates released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of March 31, 2014.

The Company conducts busines in Canada and the Goods and Services Tax is defined in law at Part IX of the Excise Tax Act. GST is levied on supplies of goods or services purchased in Canada and includes most products, except certain politically sensitive essentials such as groceries, residential rent, and medical services, and services such as financial services. Businesses that purchase goods and services that are consumed, used or supplied in the course of their "commercial activities" can claim "input tax credits" subject to prescribed documentation requirements (i.e., when they remit to the Canada Revenue Agency the GST they have collected in any given period of time, they are allowed to deduct the amount of GST they paid during that period). In 2013, the Company received a demand from Canada Revenue Agency to file outstanding corporate income tax returns for the years 2000-2012 as required under GST rules. The Company filed these returns and all of the returns had $Nil tax payable. However, Canada Revenue Agency imposed late filing penalties and interest totalling $45,533 for the corporate tax returns. The Company has filed notices of objection for all the years 2000-2012 and will dispute the penalties and interest. The Company has had no response from Canada Revenue Agency as at March 31, 2014.

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(1) 2014 Stock Transactions- During the three months ended March 31, 2014 the Company:

(a) cancelled 90,400,000 restricted common shares valued at $1,175,200 pursuant to the termination of the exclusive licensing agreement dated November 23, 2012.

(b) issued 3,000,000 restricted common shares valued at $360,000 to two shareholders pursuant to deferred compensation agreements dated February 15, 2014.

(2) 2013 Stock Transactions- During the three months ended March 31, 2013 the Company:

(a) issued 80,000 restricted common shares valued at $8,000 to a consultant for her services earned in 2012.

(b) issued 800,000 restricted common shares for cash in the amount of $80,000 pursuant to a private placement subscription agreements.

(c) issued 62,500 restricted common shares for cash received in 2012 in the amount of $5,000 pursuant to a private placement subscription agreement.

(3) 2014 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2012	7,000,000	0.013	5.00
Granted during the period	-	-	-
Exercised during the period	-	-	-
Balance, December 31, 2013	7,000,000	0.013	5.00
Granted during the period	-	-	-
Exercised during the period	-	-	-
Balance March 31,2014	7,000,000	0.013	5.00

(4) 2013 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2011	-	-	-
Granted during 2012	26,000,000	0.013	5.00
Exercised during 2012	(19,000,000)	0.013
Balance, December 31, 2012	7,000,000	0.013	5.00
Granted during the period	-	-	-
Exercised during the period	-	-	-
Balance March 31,2013	7,000,000	0.013	5.00

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

BRAVO ENTERPRISES LTD.

Date: May 20, 2014	By:	/s/ Jaclyn Cruz
Jaclyn Cruz
President and C.E.O

Date: May 20, 2014	By:	/s/ Matt Kelly
Matt Kelly
Secretary. Treasurer and C.F.O.