Form 10-Q
period 2014-06-30
BRAVO ENTERPRISES LTD.
filed 2014-08-19
CIK 746631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number: 0-13597

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

On August 15, 2014, there were 71,076,030 shares outstanding of the issuer’s common stock.

INDEX		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheet as of June 30, 2014 and December 31, 2013 (Unaudited)	3

	Condensed Statements of Operations For the Three and Six Month Periods Ended June 30, 2014 and 2013, and the Period from January 1, 1996 through June 30, 2014 (Unaudited)	4

	Condensed Statements of Cash Flows For the Six Months Ended June 30, 2014 and 2013, and the Period from January 1, 1996 through June 30, 2014 (Unaudited)	5

	Condensed Statements of Other Comprehensive Loss For the Three and Six Month Periods Ended June 30, 2014 and 2013 and the Period from January 1, 1996 (Inception) through June 30, 2014 (Unaudited)	6

	Notes To Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BRAVO ENTERPRISES LTD.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

 (Unaudited)

	June 30, 2014	December 31, 2013

ASSETS

CURRENT ASSETS
Cash	$15,815	$14,206
Prepaid Expenses	1,407	23,400
Inventory	13,111	-
TOTAL CURRENT ASSETS	30,333	37,606

Available for sale securities – related parties	20,855	36,795
Intangible assets – net of amortization of $93,296 (2013 - $82,930) and write-down of exclusive license agreement of $224,247 (2013 - $ Nil)	-	234,613

TOTAL ASSETS	$51,188	$309,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$479,397	$498,935
Due to related parties	168,237	56,129
TOTAL CURRENT LIABILITIES	647,634	555,064

COMMITMENTS AND CONTINGENCIES	45,533	45,533

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock:
- Class A voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
- Class B voting stock, $0.001 par value, 5,000,000 shares authorized	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 71,076,030 (December 31, 2013 – 152,476,030) shares issued and outstanding	71,076	152,476
Additional paid-in capital	25,859,316	26,413,116
Shares to be cancelled	-	(1,175,200)
Deferred compensation	(459,568)	(26,932)
Deficit accumulated during the development stage	(21,671,896)	(21,230,076)
Deficit accumulated prior to the development stage	(4,460,633)	(4,460,633)
Accumulated other comprehensive income	19,726	35,666

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(641,979)	(291,583)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,188	$309,014

The accompanying notes are an integral part of these condensed financial statements

BRAVO ENTERPRISES LTD.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,		For the period from January 1, 1996 (inception) to June 30,
	2014	2013	2014	2013	2014
REVENUES- Water Unit Sales–related party distributors	$15,585	$1,300	$47,585	$1,300	$83,358
- Water Unit Sales–other	-	-	-	4,104	4,703
TOTAL REVENUES	15,585	1,300	47,585	5,404	88,061

COST OF GOODS SOLD	7,426	600	26,626	2,965	52,391

GROSS PROFIT	8,159	700	20,959	2,439	35,670

GENERAL & ADMINISTRATIVE EXPENSES
Litigation settlement	-	-	-	-	2,291,070
Management and consulting fees	57,781	27,655	124,758	144,373	5,350,124
Consulting fees – stock based compensation	-	-	-	-	1,989,869
Exploration costs	-	-	-	-	113,678
Loss on settlement of debt	-	-	-	-	718,784
General and administrative	33,219	25,382	68,741	57,812	3,114,359
Marketing services	15,000	-	15,000		15,000
Professional fees	10,848	8,196	21,895	18,582	1,285,693
Amortization	-	20,732	10,366	41,465	93,296
Interest expense	-	-	-	-	143,815
Research and development costs	-	-	-	-	285,231
Software development costs	-	-	-	-	737,300

TOTAL GENERAL & ADMIN. EXPENSES	116,848	81,965	240,760	262,232	16,138,219

OTHER (INCOME ) EXPENSES
Interest, Royalty and Other Income	-	-	-	-	(82,138)
(Gain)/loss on sale of securities – related parties	(2,228)	-	(2,228)	-	(23,769)
Property option income	-	-	-	-	(130,000)
Write-down of securities – Wee-Cig International	-	-	-	-	258,580
Write-down of securities – Golden Star Enterprises	-	-	-	-	15,768
Write-down of interest in ACGT Corporation	-	-	-	-	1,406,000
Write-down of interest in oil and gas properties	-	-	-	-	3,815,659
Write-down of exclusive license agreement	-	-	224,247	-	224,247
Loss on Iceberg Drive Inn Investment	-	-	-	-	85,000

TOTAL OTHER (INCOME ) EXPENSES	(2,228)	-	222,019	-	5,573,803

Loss before Income Taxes	(106,461)	(81,265)	(441,820)	(259,793)	(21,671,896)
Income Tax Provision	-	-	-	-	-

NET LOSS FOR THE PERIOD	$(106,461)	$(81,265)	$(441,820)	$(259,793)	$(21,671,896)

BASIC NET LOSS PER SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	68,636,470	149,112,239	88,578,792	148,228,834

The accompanying notes are an integral part of these condensed financial statements

BRAVO ENTERPRISES LTD.

(A development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,		For the period from January 1, 1996 (inception) to June 30,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(441,820)	$(259,793)	$(21,671,896)
Adjustments to reconcile net loss to net cash used in operating activities:
- amortization of license	10,366	41,465	93,296
- fees and services paid for with common shares	107,364	32,364	3,745,110
- non cash research and development	-	-	105,000
- other stock-based compensation	-	-	1,989,468
- interest paid for with common shares	-	-	80,872
- loss on settlement of debt	-	-	718,784
- software development costs paid for with common shares	-	-	600,000
- non cash exploration costs	-	-	110,000
- write-down of interest in oil and gas properties	-	-	2,970,722
- write-down of equities in Wee-Cig International Corporation	-	-	258,580
- write-down of equities in Golden Star Enterprises Ltd.	-	-	15,768
- write-down of interest in ACGT Corporation	-	-	2,250,937
- write-down of exclusive license agreement	224,247	-	224,247
- loss on Iceberg Drive Inn investment	-	-	85,000
- (Gain)/loss on sale of securities held for resale – related parties	(2,228)	-	(24,044)
- non cash option income received in shares	-	-	(130,000)
Changes in Operating Assets and Liabilities:
- interest accrued on promissory notes receivable	-	-	(63,136)
- other non-cash expenses	-	-	2,557,382
- net changes in working capital items	2,455	(18,068)	244,721
- inventory	(13,111)	-	(13,111)

CASH FLOWS USED IN OPERATING ACTIVITIES	(112,727)	(204,212)	(5,852,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Interest received on promissory notes receivable	-	-	63,136
Investment in Iceberg Acquisition Corporation	-	-	(120,000)
Proceeds from sale of securities – related party	2,228	-	139,018
Interest in oil and gas properties, net of finders fees	-	-	(1,522,804)

CASH FLOWS USED IN INVESTING ACTIVITIES	2,228	-	(1,440,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds on sale of common stock	-	147,000	5,391,025
Net advances (to) from related parties	112,108	(29,112)	1,497,740
Advances receivable	-	-	420,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	112,108	117,888	7,308,765

NET INCREASE (DECREASE) IN CASH	1,609	(86,324)	15,815

CASH, BEGINNING OF PERIOD	14,206	86,781	-

CASH, END OF PERIOD	$15,815	$457	$15,815

See Supplemental Cash Flow Information (Note 8).

The accompanying notes are an integral part of these condensed financial statements

BRAVO ENTERPRISES LTD.

(A development stage company)

CONDENSED STATEMENTS OF OTHER COMPREHENSIVE (LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		For the period from January 1, 1996 to June 30,
	2014	2013	2014	2013	2014

NET LOSS	$(106,461)	$(81,265)	$(441,820)	$(259,973)	$(21,671,896)

Unrealized gains (losses) on related party securities	(48,619)	(22,058)	(15,940)	19,245	19,726

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(48,619)	(22,058)	(15,940)	19,245	19,726

COMPREHENSIVE INCOME (LOSS)	$(155,080)	$(103,323)	$(457,760)	$(240,728)	$(21,652,170)

 The accompanying notes are an integral part of these condensed financial statements

BRAVO ENTERPRISES LTD.

(A development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

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

GOING CONCERN

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and has incurred losses of $21,671,896 since inception. The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the manufacture and distribution of the air to water harvesting units. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X Article 8 “Financial Statements of Smaller Reporting Companies” as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2013 indexed in Form 10-K. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Concentration of Credit Risk

Cash in bank accounts is at risk to the extent that it exceeds U.S.Federal Deposit Insurance Corporation and Canadian Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its cash with high credit quality institutions. All cash is deposited in one prominent Canadian financial institution.

NOTE 2 – BASIS OF PRESENTATION (con’t.)

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

In general, and where applicable, we use quoted prices in an active market for identical derivative assets and liabilities that are traded on exchanges. These derivative assets and liabilities are included in Level 1.The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$15,815	$-	$-	$15,815
Prepaid Expenses	1,407			1,407
Inventory	13,111	-	-	13,111
Total	$30,333	$-	$-	$30,333

Liabilities
Current and related party	$647,364	$-	$-	$647,364
Total	$647,364	$-	$-	$647,364

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

Available For Sale Securities – related parties

The Company holds marketable equity securities which are available-for-sale and as such, their carrying value is adjusted to market at the end of each reporting period. As required by ASC Topic 220 (formerly SFAS 130),, unrealized gains and losses on these investments are recorded as a component of accumulated other comprehensive income (loss) and are recorded as a component of net income (loss) when realized. If there is a permanent decline in the market value of the securities, this permanent market value adjustment is taken into income in the period.

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

NOTE 2 – BASIS OF PRESENTATION (con’t.)

Inventory

Inventories consist of merchandise held for sale in the ordinary course of business, including cost of freight and other miscellaneous acquisition costs, and are stated at the lower of cost, or market determined on the first-in-first-out basis. The Company records a write-down for inventories, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen changes negatively affect the utility of the Company’s inventory, it may be required to record additional write-downs, which would negatively affect gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, the Company may have higher gross margins when products incorporating inventory that were previously written down are sold.

Revenue Recognition

Sales are recognized upon purchase by customers at our product facility. All sales at our product facility are final, allowing for no sales returns. As at June 30, 2014, $Nil (2013- $Nil) is in accounts receivable from the sale of water units.

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

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES – RELATED PARTIES (con’t.)

During the year ended December 31, 2013, the Company sold Nil Golden Star shares and recorded an unrealized loss of $57. As a result, the carrying value of the available for sale shares of Golden Star is $32 as at December 31, 2013. In July of 2013, the Golden Star shares held were subject to a 1:40 reverse split.

During the six month period ended June 30, 2014, the Company sold Nil Golden Star shares and recorded an additional unrealized gain of $142 to June 30, 2014. As a result, the carrying value of the available for sale shares of Golden Star is $173 as at June 30, 2014.

Wee-Cig International Corporation

During 2003 the Company settled an outstanding debt receivable of $122,988 from Wee-Cig International Corporation (“WeeCig”) for the issue of 1,229,880 restricted shares of WeeCig representing a then 9.8% interest in WeeCig. During 2004, the Company wrote this investment down to $1 because management determined that it was not recoverable within a reasonable period of time.

Effective December 31, 2007, the Company recorded, as other comprehensive income for the year, a $604,440 unrealized gain in the carrying value of its shares of WeeCig.

During the year ended December 31, 2008, the Company sold 150,000 WeeCig shares resulting in a realized gain of $26,100 and recorded an additional unrealized gain of $270,562 to December 31, 2008. As a result, the carrying value of the available for sale shares of WeeCig was $885,502 as at December 31, 2008.

During the year ended December 31, 2009, the Company sold 30,985 WeeCig shares resulting in a realized loss of $2,987 (net of commissions of $595) and recorded an additional unrealized loss of $797,161 to December 31, 2009. As a result, the carrying value of the available for sale shares of WeeCig is $ 62,934 as at December 31, 2009.

During the year ended December 31, 2010, the Company the Company received 2,627,440 restricted shares of WeeCig valued to $131,372 pursuant to a debt settlement and sold Nil WeeCig shares. The Company recorded an unrealized gain in the carrying value of its available-for-sale securities totaling $35,021, which was recorded as other comprehensive income (loss). As a result, the carrying value of the available for sale shares of WeeCig is $58,822 as at December 31, 2010. Effective December 31, 2010, the Company recorded a $78,823 write-down of its investment in WeeCig due to an other-than-temporary decline in the value of the shares.

During the year ended December 31, 2011, the Company sold Nil WeeCig shares and recorded an unrealized loss of $52,939. As a result, the carrying value of the available for sale shares of WeeCig is $5,882 as at December 31, 2011. Effective December 31, 2011, the Company recorded a $51,469 write-down of its investment in WeeCig due to an other-than-temporary decline in the value of the shares.

During the year ended December 31, 2012, the Company sold Nil WeeCig shares and recorded an unrealized loss of $2,941. As a result, the carrying value of the available for sale shares of WeeCig is $2,941 as at December 31, 2012.

During the year ended December 31, 2013, the Company sold Nil WeeCig shares and recorded an unrealized gain of $33,822. As a result, the carrying value of the available for sale shares of WeeCig is $36,763 as at December 31, 2013. In November of 2013, the WeeCig shares held were subject to a 1:9 reverse split.

During the six month period ended June 30, 2014, the Company sold 32,377 WeeCig shares for proceeds of $2,228 and recorded an additional unrealized loss of $16,082 to June 30, 2014. As a result, the carrying value of the available for sale shares of WeeCig is $20,682 as at June 30, 2014.

Available for sale securities – related parties include the following:

	June 30,	December 31,
	2014	2013

376,025 (2013-408,402) shares of Wee-Cig International Corporation	$20,682	$36,763
2,465 (2013- 2,465) shares of Golden Star Enterprises Ltd.	173	32

	$20,855	$36,795

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

Intangible assets include the following:

Description	June 30,	December 31,
	2014	2013
18 year general license to manufacture and distribute water units	$1,560,000	$1,560,000
Less: related party portion of consideration for license	(67,257)	(67,257)
Less: accumulated amortization	(93,296)	(82,930)
Balance	$1,399,447	$1,409,813
Less: value of shares cancelled and returned to treasury	(1,175,200)	(1,175,200)
Less: write-down of exclusive license	(224,247)	-

Balance	$ Nil	$234,613

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

On May 1, 2014, the Company entered into a marketing agreement with an individual, with a two-year term, whereby the provides marketing services to the Company regarding its new line of air to water harvesting units (valued at $90,000) in exchange for 3,000,000 restricted shares of the Company’s common stock.

On May 1, 2014, the Company entered into a marketing agreement with Holm Investments Limited (“Holm”), a private Nevada corporation, with a two-year term, whereby Holm provides marketing services to the Company regarding its new line of air to water harvesting units (valued at $900,000) in exchange for 3,000,000 restricted shares of the Company’s common stock.

The Company amortizes the costs of these services over the respective terms of the contracts. During the six months ended June 30, 2014 and 2013, the Company recorded amortization of deferred compensation totaling $107,364 and $32,364 respectively. As of June 30, 2014 the unamortized portion of the deferred compensation totaled $459,568 (December 31, 2012 - $26,932).

NOTE 6- STOCKHOLDERS’ EQUITY

(1) 2014 Stock Transactions- During the six months ended June 30, 2014 the Company:

(a) cancelled 90,400,000 restricted common shares valued at $1,175,200 pursuant to the termination of the exclusive licensing agreement dated November 23, 2012.

(b) issued 3,000,000 restricted common shares valued at $360,000 to two shareholders pursuant to deferred compensation agreements dated February 15, 2014.

(c) issued 6,000,000 restricted common shares valued at $360,000 to two shareholders pursuant to deferred compensation agreements dated May 1, 2014.

NOTE 6- STOCKHOLDERS’ EQUITY (con’t.)

(2) 2013 Stock Transactions- During the six months ended June 30, 2013:

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

(3) 2014 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2012	7,000,000	0.013	5.00
Granted during the period	-	-	-
Exercised during the period	(4,000,000)	-	-
Balance, December 31, 2013	3,000,000	0.013	5.00
Granted during the period	-	-	-
Exercised during the period	-	-	-
Balance June 30, 2014	3,000,000	0.013	5.00

(4) 2013 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2011	-	-	-
Granted during 2012	26,000,000	0.013	5.00
Exercised during 2012	(19,000,000)	0.013
Balance, December 31, 2012	7,000,000	0.013	5.00
Granted during the period	-	-	-
Exercised during the period	(4,000,000)	-	-
Balance June 30, 2013	3,000,000	0.013	5.00

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2014, the Company incurred $5,600 (2013 -$8,000) in fees to directors.

During the six months ended June 30, 2014, the Company incurred $32,394 (2013 -$22,750) in consulting and management fees to shareholders or companies controlled by shareholders.

During the six months ended June 30, 2014, the Company incurred $15,735 (2013 - $17,254) in rent and office expenses to a private company controlled by a shareholder.

During the six months ended June 30, 2014, certain individuals and companies controlled by significant shareholders earned $107,364 (2013 - $32,364) pursuant to the expired portion of deferred compensation agreements (see Note 5).

The following amounts are due to related parties at:

	June 30, 2014	December 31, 2013

Significant shareholders	$168,237	$56,129

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended June 30,
	2014	2013
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

During the six months ended June 30, 2014 the Company:

(a) cancelled 90,400,000 restricted common shares valued at $1,175,200 pursuant to the termination of the exclusive licensing agreement dated November 23, 2012.

(b) issued 3,000,000 restricted common shares valued at $360,000 to two shareholders pursuant to deferred compensation agreements dated February 15, 2014.

(c) issued 6,000,000 restricted common shares valued at $360,000 to two shareholders pursuant to deferred compensation agreements dated May 1, 2014.

During the six months ended June 30, 2013 the Company:

(a) issued 80,000 restricted common shares valued at $8,000 to a consultant for her services earned in 2012.

(b) issued 800,000 restricted common shares for cash in the amount of $80,000 pursuant to private placement subscription agreements.

(c) issued 62,500 restricted common shares for cash received in 2012 in the amount of $5,000 pursuant to a private placement subscription agreement.

(d) issued 150,000 restricted common shares for cash in the amount of $15,000 pursuant to a private placement subscription agreement.

(e) issued 4,000,000 common shares for cash in the amount of $52,000 pursuant to the exercise of incentive stock options pursuant to the 2012 Stock Option Plan.

NOTE 9 – INCOME TAXES

As of June 30, 2014, the Company had net operating loss carryforwards of approximately $26,000,000 that may be available to reduce future years' taxable income and will expire between the years 2014 - 2034. Availability of tax losses is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”). The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of June 30, 2014, the Company is still in the process of having the certificates released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of June 30, 2014.

The Company conducts busines in Canada and the Goods and Services Tax is defined in law at Part IX of the Excise Tax Act. GST is levied on supplies of goods or services purchased in Canada and includes most products, except certain politically sensitive essentials such as groceries, residential rent, and medical services, and services such as financial services. Businesses that purchase goods and services that are consumed, used or supplied in the course of their "commercial activities" can claim "input tax credits" subject to prescribed documentation requirements (i.e., when they remit to the Canada Revenue Agency the GST they have collected in any given period of time, they are allowed to deduct the amount of GST they paid during that period). In 2013, the Company received a demand from Canada Revenue Agency to file outstanding corporate income tax returns for the years 2000-2012 as required under GST rules. The Company filed these returns and all of the returns had $Nil tax payable. However, Canada Revenue Agency imposed late filing penalties and interest totalling $45,533 for the corporate tax returns. The Company has filed notices of objection for all the years 2000-2012 and will dispute the penalties and interest. The Company has had no response from Canada Revenue Agency as at June 30, 2014.

On August 1, 2012, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years with a renewal option.

Payments	2014	2015	2016	TOTAL

Office Rent	$30,000	$30,000	$30,000	$90,000

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2014, the Company received a letter from Canada Revenue Agency with respect to the Company’s notices of objection filed for the years 2000-2012 (see note 10), whereby they have upheld their assessments for the years 2000-2012 for late filing and penalties totaling $45,533 for the corporate tax returns.

The Company is currently examining various alternatives to resolve this matter.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The discussion contains forward‑looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward‑looking statements.

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

As of June 30, 2014, the Company is purchasing its own line of air to water harvester units and will continue to carry on the business of distributing and selling this new line of machines. As June 30, 2014, the company has an inventory of machines valued at $13,111 (2013- $Nil).

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

For additional information, refer to the Company’s website, www.splashwatersolutions.org or www.bravoenterprises.ws

Liquidity and Capital Resources.

At June 30, 2014, we had total assets of $51,188. This includes a cash balance of $15,815, prepaid expenses of $1,407, inventory of $13,111, available for sale securities with a fair value of $20,855 as at June 30, 2014. As of December 31, 2013, we had total assets of $309,014. The decrease in assets was due the terminaton of the exclusive licensing agreement dated November 23, 2012 between the Company and Water-For-the-World- Manufacturing Inc.

At June 30, 2014, we had current liabilities of $647,634, which was represented by accounts payable and accrued liabilities of $479,397 and $168,237 due to related parties. As of December 31, 2013 we had current liabilities of $555,064. The increase in liabilities was a result of an increase in related party payables. At June 30, 2014, we had a working capital deficiency of $ 617,301 (December 31, 2013 - $517,458).

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

Results of Operations

We have realized revenue of $83,358 from operations to date. Loss from operations for the three month period ended June 30, 2014 was $106,461 (2013 - $81,265). This increase in loss was due to the incurrence of more expenditures in management, consulting fees and marketing fees.

Loss from operations for the six month period ended June 30, 2014 was $441,820 (2013 - $259,793). This increase in loss was due to the write down of the exclusive license agreement in the amount of $224,247.

From January 1, 1996 to June 30, 2014 our Company has incurred cumulative net losses during the development stage of $21,671,896, resulting primarily from the write-down of $3,815,655 in its interests in oil and gas properties, write-down of $1,406,000 in its interest in ACGT Corporation, write-down of equities in Wee-Cig International Corporation of $258,580, write-down of equities in Golden Star Enterprises Ltd. of $15,768 and also as a result of selling, general and administrative expenses including a litigation settlement of $2,291,070; management and consulting fees of $7,339,993, office and general expenses of $3,114,359; professional fees of $1,285,693; interest expense of $143,815, exploration costs of $113,678, loss on settlement of debt of $718,784, software development costs of $737,300, amortization costs of $93,296 and research and development costs of $285,231. In addition, we received $130,000 in property option income as a recorded value of certain restricted shares in Golden Star Enterprises Ltd., $82,138 in interest and royalty income and a gain on the sale of securities – related parties of $23,769.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2014, we had cash in the amount of $15,815. We have generated revenues of $88,061 revenues since inception and have incurred a net loss of $21,671,896 from our re-entry into development stage on January 1, 1996 to June 30, 2014. Our current operating funds are insufficient to cover the next phase of marketing and distribution of the air-to-water harvester units. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated expenditures.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria established in Internal Control—Integrated Frameworkissued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (1) is recorded, processed, summarized and reported within the allowable time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, no change in the Company’s internal control over financial reporting occurred during the second quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On February 21, 2002, the Company issued 350,000 shares valued at $119,000 to Empire Sterling Corporation for services to be rendered with respect to the acquisition of ACGT Corporation (“ACGT”). The shares were to be held in trust and not sold until all necessary financing was in place to complete the ACGT acquisition. Empire Sterling Corporation breached the trust agreement and the Company placed a stop transfer on these shares and requested they be returned to the Company. Empire Sterling Corporation failed to return the share certificate and as such, the Company commenced court proceedings against the principals of Empire Sterling Corporation. The Company argued for an interim injunction against all parties and was successful. On May 9, 2002, the Court ordered Empire Sterling Corporation to deposit the shares with the Court pending judicial disposition. The Company continued to file legal process claiming ownership of the shares and breach of trust inter alia. The Company was successful and has now applied to have the share certificates released and subsequently cancelled. As of June 30, 2014, the Company is still in the process of having the certificates released.

In February, 2008, the Company received a demand notice from CGG Veritas for failure to pay an outstanding balance of $317,380 pursuant to a Master Agreement and Job Supplement for the Shotgun Draw 2D Seismic Program in Utah. In accordance with Section 15.3 of the Master Agreement and Job Supplement dated March 21, 2007, CGG has demanded payment by April 25, 2008. If CGG Veritas is forced to proceed with litigation of this matter, it will seek reimbursement of its attorneys’ fees and expenses related to the litigation. The Company is currently examining various alternatives to resolve this matter. CGG Veritas has not proceeded with litigation as of June 30, 2014.

The Company conducts busines in Canada and the Goods and Services Tax is defined in law at Part IX of the Excise Tax Act. GST is levied on supplies of goods or services purchased in Canada and includes most products, except certain politically sensitive essentials such as groceries, residential rent, and medical services, and services such as financial services. Businesses that purchase goods and services that are consumed, used or supplied in the course of their "commercial activities" can claim "input tax credits" subject to prescribed documentation requirements (i.e., when they remit to the Canada Revenue Agency the GST they have collected in any given period of time, they are allowed to deduct the amount of GST they paid during that period). In 2013, the Company received a demand from Canada Revenue Agency to file outstanding corporate income tax returns for the years 2000-2012 as required under GST rules. The Company filed these returns and all of the returns had $Nil tax payable. However, Canada Revenue Agency imposed late filing penalties and interest totalling $45,533 for the corporate tax returns. The Company has filed notices of objection for all the years 2000-2012 and will dispute the penalties and interest. The Company had no response from Canada Revenue Agency as at June 30, 2014.

Subsequent to June 30, 2014, the Company received a letter from Canada Revenue Agency with respect to the Company’s notices of objection filed for the years 2000-2012 (see note 10), whereby they have upheld their assessments for the years 2000-2012 for late filing and penalties totaling $45,533 for the corporate tax returns. The Company is currently examining various alternatives to resolve this matter.

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(1) 2014 Stock Transactions- During the six months ended June 30, 2014 the Company:

(a) cancelled 90,400,000 restricted common shares valued at $1,175,200 pursuant to the termination of the exclusive licensing agreement dated November 23, 2012.

(b) issued 3,000,000 restricted common shares valued at $360,000 to two shareholders pursuant to deferred compensation agreements dated February 15, 2014.

(c) issued 6,000,000 restricted common shares valued at $360,000 to two shareholders pursuant to deferred compensation agreements dated May 1, 2014.

(2) 2013 Stock Transactions- During the six months ended June 30, 2013:

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

(3) 2014 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2012	7,000,000	0.013	5.00
Granted during the period	-	-	-
Exercised during the period	-	-	-
Balance, December 31, 2013	7,000,000	0.013	5.00
Granted during the period	-	-	-
Exercised during the period	-	-	-
Balance June 30,2014	7,000,000	0.013	5.00

(4) 2013 Stock Options

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance, December 31, 2011	-	-	-
Granted during 2012	26,000,000	0.013	5.00
Exercised during 2012	(19,000,000)	0.013
Balance, December 31, 2012	7,000,000	0.013	5.00
Granted during the period	-	-	-
Exercised during the period	(4,000,000)	-	-
Balance June 30,2013	3,000,000	0.013	5.00

On December 7, 2012 the Company filed Registration Statements on Form S-8 to register 26,000,000 to be issue pursuant to the Company’s 2012 Stock Incentive and Option Plan. All 26,000,000 shares have been granted and 23,000,000 have been exercised under the December 2012 Stock Option Plan. In 2012, the Company recognized stock-based compensation of $70,000 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit 31.1	-	Section 906 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 31.2	-	Section 906 Certification of Periodic Report of the Chief Financial Officer.

Exhibit 32.1	-	Section 302 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 32.2	-	Section 302 Certification of Periodic Report of the Chief Financial Officer.

101.INS **	-	XBRL Instance Document

101.SCH **	-	XBRL Taxonomy Extension Schema Document

101.CAL **	-	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	-	XBRL Taxonomy Extension Presentation Linkbase Document

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

BRAVO ENTERPRISES LTD.

Date: August 19, 2014	By:	/s/ Jaclyn Cruz
Jaclyn Cruz
President and C.E.O

Date: August 19, 2014	By:	/s/ Matt Kelly
Matt Kelly
Secretary. Treasurer and C.F.O.

